Form 10KSB
period 1996-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1997-03-28
CIK 1017616

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                  ----------------------------------------
                                 FORM 10-KSB
                  ----------------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the Fiscal Year Ended: December 31, 1996.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-21953

                         ENVIRONMENTAL SAFEGUARDS, INC.
             (Exact name of registrant as specified in its charter)

        Nevada                                               87-0429198
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                        2600 South Loop West,  Suite 445
                              Houston, Texas 77054
          (Address of principal executive offices, including zip code)
                                 (713) 641-3838
              (Registrant's telephone number, including area code)

                  ----------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
Title of Each Class                                        on which Registered
-------------------                                        -------------------
         N/A                                                      N/A

Securities registered pursuant to 12(g) of the Exchange Act:

                              Title of Each Class
                              -------------------
                         Common Stock, $.001 par value


         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1996 were $-0-. The aggregate market value of Common Stock held by non-affiliates of the registrant at December 31, 1996, based upon the last reported sales prices on OTC Bulletin Board, was $20,168,484. As of December 31, 1996, there were 6,854,828 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Prospectus filed with the Commission as part of a Registration on Form SB-2 and effective as of February 11, 1997 is incorporated by reference herein into Form 10-KSB Parts I, II, and III.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
         Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

         Item 3.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

         Item 4.  Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . .  10


PART II

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters   . . . . . . . . . . . . . .  10

         Item 6.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

         Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

         Item 8.  Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                     with Section 16(a) of  The Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

         Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

         Item 11. Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . .  20

         Item 12. Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . .  21

         Item 13. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                     PART I

ITEM 1.  BUSINESS

         Environmental Safeguards, Inc. (the "Company"), is engaged in the development, production and sale of environmental remediation technologies and services through its wholly owned subsidiary National Fuel & Energy, Inc. ("NFE") and its 50% owned joint venture OnSite Technologies, L.L.C. ("OnSite"). The environmental remediation services provided by the Company have involved the removal of hydrocarbon contaminants from soil using indirect thermal desorption remediation technology.

HISTORY

         The Company was incorporated under the laws of the State of Nevada in December 1985, under the name of Cape Cod Investment Company. In December 1986, the name of the Company was changed to Cape Cod Ventures, Inc. In August 1987, the Company completed an initial public offering of 4,148,000 shares of common stock, par value $.001 ("Common Stock") at a price of $.001 per share pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided by Regulation A. In May 1993, the Company entered into an Agreement and Plan of Reorganization with NFE providing for the acquisition of NFE by the Company in exchange for shares of the Company's common stock. Pursuant to the terms of the Reorganization Agreement, the Company effected a 1-for-100 reverse split in its issued and outstanding shares reducing the number of outstanding shares from 50,000,000 to 500,000. Following effectiveness of the reverse split, the Company acquired NFE by issuing 3,374,000 shares of the Company's post-split common stock to the NFE shareholders in exchange for all issued and outstanding shares of NFE. In connection with the acquisition, the name of the Company was changed from Cape Cod Ventures, Inc. to Environmental Safeguards, Inc. and NFE became a wholly-owned subsidiary of the Company.

         In January 1995, the Company entered into an agreement with Parker Drilling Company ("Parker"), a Delaware corporation, granting Parker, among other things, exclusive marketing rights to the Company's proprietary processes for on-site remediation services in connection with drill cuttings at oil and gas drilling sites throughout the United States and in certain foreign countries. In August 1995, the Company expanded its agreement with Parker by forming OnSite. OnSite is a joint venture between NFE and Parker in which NFE and Parker each own 50%. In December 1996 Parker loaned the Company $3,000,000. The loan is to be repaid out of 40% of the Company's cash received from OnSite until the loan is repaid in full. Accordingly, the Company will only receive
30% of the profit distributions from OnSite until the loan is repaid. Pursuant to the Operating Agreement for OnSite, NFE granted to OnSite certain exclusive licenses to use the technologies included in the Company's Indirect Thermal Desorption Units (the "ITD Units") for on-site remediation of hydrocarbon contaminated soil worldwide. Each ITD Unit is an easily transportable, state-of-the-art processing system which produces clean soil from contaminated soil while reclaiming the hydrocarbons. ITD Units are transported by truck from one clean-up site to another. Parker agreed to actively market and promote the services of OnSite including the preparation of brochures and the preparation and delivery of certain presentations at one or more professional society meetings in the energy industry and one or more energy industry trade shows. All expenses associated with such promotional activity and presentations were paid by Parker until July 31, 1996, and after July 31, 1996, certain expenses associated with such marketing and promotional activities are paid by OnSite. The Company presently intends to conduct substantially all of its business operations through OnSite.

         In June 1995, the Company effected a 1-for-10 reverse stock split in order to improve the market price of the Company's Common Stock. In January 1996, the Company effected a 10-for-1 stock split in order to return the Company to its prior level of authorized and outstanding shares of Common Stock.

BUSINESS ACTIVITIES

         Indirect Thermal Soil Remediation. The primary services offered by the Company involve remediation of soil contaminated by oil-based drilling mud, fuel spills, leakage at storage tanks, leakage from pipelines, and the remediation of hydrocarbon contamination at settling ponds, oil and gas exploration sites, refineries, petrochemical facilities, abandoned production fields, Department of Defense installations, etc. To date the Company has employed its ITD Units to provide remediation services to tank farms, compressor sites and at the sites of oil drilling operations where the contracts performed by the Company involve the processing of contaminated soil through the Company's indirect thermal remediation equipment. This process is known as "indirect thermal desorption" because it reverses the contamination process and causes the soil to discharge the contaminants previously absorbed without direct contact of the soil to a flame.

         The ITD Units are portable pieces of equipment which utilize a rotating, heat-jacketed trundle to vaporize hydrocarbons from contaminated soil. An ITD Unit consists of two principal components: (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated soil is indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid for client recycling. As an alternative to the condensing system, the vapor can be passed through an afterburner or thermal oxidizer which incinerates the hydrocarbon vapors.

         The heat exchange system is comprised of a large fabricated steel shell which houses a rotating trundle. Hot gases pass through the shell and around the outside surface of the trundle. Hydrocarbon contaminated soil is loaded into the elevated end of the trundle by a conveyor belt or a front end loader. As the trundle revolves, the soil is agitated by internal lifts and oars as it passes through the inside of the trundle by gravity flow and is heated to temperatures of from 300 degrees to 1200 degrees Fahrenheit. At these temperatures, the hydrocarbon contaminants in the soil transform into vapors which are vacuumed out of the heat exchange system into the condensing system, the afterburner or the thermal oxidizer. The clean soil then drops out of the discharge door at the low end of the trundle and is passed through an enclosed conveyor for rehydration before final discharge. Random soil samples are tested at the end of the process to confirm that the contaminants have been removed and the soil condition is within the permitted range. The soil is then returned to its original location or such other location specified by the customer.

         The hydrocarbon vapors removed from the heat exchange system by vacuum are passed through a fan-cooled condensing system. The vapors are condensed into liquids and collected in storage tanks and can then be recycled or disposed, depending on the nature of the contaminant, the needs of the customer and the specifications required for reuse.

         OnSite fabricated its second ITD Unit in August 1996, and has entered into contracts for the fabrication of four additional ITD Units for delivery by May 1997. OnSite will own, manage and operate all of the ITD Units. The Company's share of the cost of acquiring the four ITD Units is estimated at $2,000,000. To meet this obligation, the Company in December 1996, obtained a $3,000,000 loan from a subsidiary of Parker in order to fund its share of the contribution to OnSite.

         OnSite has successfully completed eight remediation contracts. On all jobs the ITD Unit successfully removed the contaminants from the soil. To date, the ITD Units have processed up to 192 tons of contaminated soil in a 24-hour period with a 30% hydrocarbon saturation. However, the processing capacity varies significantly depending on the moisture content, degree of contamination, soil type, contamination type and remediation required. There can be no assurance that the ITD Units will continue to perform at this level, or that this performance will continue to be competitive with other technology available in the market.

         Recycling of Hydrocarbon Contaminants. The Company has developed proprietary processes which are embodied in the condensation process system trailer, one of the two principal components of the ITD Unit. Within this component the hydrocarbon contaminant(s) are condensed from the vapor state created in the dryer unit back into a liquid state via the proprietary processes and placed into storage for recycling back to the client. This allows the client to realize actual savings from its ability to re-utilize the hydrocarbons. This ability to recycle the hydrocarbon contaminant(s) is an important competitive advantage which the Company believes it possesses as compared to the bioremediation, direct burn and "dig and haul" remediation technologies.

         Manufacturing. OnSite currently has two operational ITD Units and has ordered fabrication of four additional ITD Units. One ITD Unit is currently operating in Lysite, Wyoming. This ITD Unit was manufactured by Parker Technology, Inc. ("Partech"), which is a wholly-owned subsidiary of Parker. The Company is aware there are a number of manufacturing and fabricating facilities, in addition to Partech, capable of manufacturing ITD Units. The primary contractors on the second ITD Unit, completed in August 1996, and now operating in Colombia, were Roberds-Johnson Industries, located in Galena Park, Texas and Stelcon, Inc., located in Pasadena, Texas. OnSite recently awarded contracts to Roberds-Johnson Industries and Cobrans Corporation as primary contractors for the four additional ITD Units based on cost, delivery date, quality of work and other business considerations. The four additional ITD Units are expected to be delivered by May 1997. Additional ITD Units may be ordered in the future subject to the demand for OnSite's remediation services and contract terms with customers.

         Prior to November 1996, the Company and OnSite contracted with Double Eagle Operations, Inc. ("Double Eagle"), of Evanston, Wyoming, to provide the labor necessary to complete the Company's contracts. The Company, through OnSite, typically submits a bid for a project based on the costs of moving the equipment to the location, the estimated charges for labor and fuel, the nature and extent of the contamination, the type and moisture content of the soil, the estimated processing time and the desired profit margin. Once a contract has been awarded, OnSite moves its equipment on location and Double Eagle supplied the crew necessary to operate the equipment and complete the contract. OnSite compensated Double Eagle on an hourly basis for the labor supplied. Subsequent to November 1996, OnSite stopped using the services of Double Eagle and began using the services of Business Staffing, Inc. to provide labor to fulfill OnSite's contracts.

EXISTING CONTRACTS FOR OPERATIONS

         OnSite's two ITD Units are currently under contract for operations. One of the ITD Units is currently operating in Lysite, Wyoming. The Company presently anticipates that this contract will conclude during the second quarter of 1997. Subsequent thereto, this ITD Unit will be upgraded to match the capabilities and performance level of the Company's second ITD Unit which was completed in August 1996. The second ITD Unit was placed in service in November 1996 and is located in Colombia and is expected to remain in operations in Colombia for approximately two years.

ONSITE TECHNOLOGY, L.L.C.

         Effective August 1, 1995, the Company and Parker formed OnSite. OnSite is the successor to a previous marketing agreement between the Company and Parker under which Parker was granted the exclusive marketing rights to the Company's proprietary processes for on-site remediation services in connection with drill cuttings at oil and gas drilling sites throughout the United States and in certain foreign countries. Pursuant to the Operating Agreement for OnSite, the Company granted to OnSite certain exclusive licenses to use the technologies included in the Company's ITD Units, and the proprietary processes for on-site remediation of hydrocarbon contaminated soil worldwide. The Company, through NFE, and Parker each own 50% of the interest in OnSite.

         OnSite has entered into a 50%-50% joint venture with unaffiliated third parties for operations in the Colombian market ("OnSite Colombia"). As part of the joint venture agreement, OnSite sold one ITD Unit to the joint venture for $950,000, resulting in no gain or loss to OnSite.

         The nature and extent of the Company's control over OnSite are set forth in OnSite's Operating Agreement ("Operating Agreement"), which provides that each Member is entitled to one vote on matters submitted to a vote.

         The OnSite Operating Agreement presently allocates the sharing of profits and losses of OnSite equally between the Company and Parker. The Operating Agreement provides that members may be required to make additional capital contributions from time to time upon the majority vote of its members. If a member does not make the additional capital contribution, then the member who does contribute may (i) initiate litigation against the delinquent member to require the payment of the capital contribution, (ii) make such additional capital contribution and treat it as a loan to the delinquent member, or (iii) adjust OnSite's sharing ratios to reflect the additional amount paid by the contributing member. If the contributing member elects to make the loan, then the contributing member shall be entitled to all of the distributions to which the delinquent member would otherwise have been entitled until such time as the loan is paid in full. If the contributing member elects to have an adjustment made the delinquent member's sharing ratio would be decreased and the contributing member's sharing ratio would be increased.

         Accordingly, if the Company becomes a delinquent member then its share of profits and losses in OnSite could be adversely impacted. Such an event could be repeated over the life of OnSite and might result in a material decrease in the Company's sharing ratio, which could result in a material decrease in profits to the Company from OnSite's operations.

         The Operating Agreement provides for admission of new members upon a unanimous vote of current members. No admission of new members is contemplated at this time by either the Company or Parker.

COMPETITION

         There are many companies which currently dispose of hazardous and industrial wastes and remediate or clean up sites which have been contaminated, and such companies are continually attempting to develop new and improved products and services. Other companies utilize competing technologies and techniques in an attempt to provide more economical or superior remediation services. Many of the Company's competitors are well established companies with substantially greater capital resources, larger research and development staffs and facilities and substantially greater marketing capabilities than the Company. Therefore, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the soil remediation industry.

         The Company obtains its contracts through competitive bidding and is in direct competition with firms providing alternative means of, and utilizing alternative technologies for, resolving environmental problems. The most significant competition comes from firms utilizing "dig and haul," direct burn, and bioremediation technology to remediate soil contamination.

         Companies utilizing the dig and haul method generally transport the contaminated soil to other facilities for processing. The Company believes that the technology utilized by the Company is competitive with dig and haul methods because the Company's equipment is mobile, and thus, contaminated soil can be remediated on location. The waste processing and remediation business is, to a large extent, dependent upon and constrained by the costs and regulations associated with transporting such wastes. The Company believes the dig and haul method will, as a result, become less competitive over time due to such transportation costs, the costs of replacing the contaminated soil and the dumping charges at sites approved for the storage of hazardous materials. More importantly, the Company's remediation process addresses the latent liability associated with the contamination at the site. The Company is currently investigating techniques and technologies capable of evaporation of non-needed liquids and membrane applications, but there can be no assurance that the Company will be able to develop or acquire such technology and skill or that, if obtained, the Company will be competitive with other alternatives available in the market.

         Companies utilizing direct burn technology use direct heat sources to incinerate contaminants found in the soil. Because of the closed nature of the heat transfer system, the ITD Unit can safely handle much higher concentrations of contaminants than conventional direct burn methods. Conventional direct burn methods process material with maximum contamination levels of 3% to 4% while the ITD Unit has processed materials with contamination levels as high as 30%. In addition, the portable nature of the ITD Unit permits it to be located at the contamination site to process and replace the soil on location, thus eliminating the need to package, haul and safely dispose of contaminated soil. ITD Units also permit the customer to recapture certain valuable liquids which are otherwise incinerated in the direct burn method.

GOVERNMENTAL REGULATIONS-COST OF COMPLIANCE

         The Company renders services in connection with the remediation and disposal of various wastes. Federal, state and local laws and regulations have been enacted regulating the handling and disposal of wastes and creating liability for certain environmental contamination caused by such waste. Accordingly, the Company is subject to potential liability for environmental damage its ITD Units or its operations may cause, particularly as a result of contamination of water or soil. Environmental laws regulate, among other things, the transportation, storage, handling and disposal of waste. Governmental regulations govern matters such as the disposal of residual chemical wastes, operating procedures, waste water discharges, fire protection, worker and community right-to-know, and emergency response plans. Governmental regulations also apply to the operation of vehicles used by the Company to transport the ITD Units, including licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, and shipment manifesting. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should the Company be deemed to be responsible for contamination or pollution caused or increased by any evaluation, remediation or cleanup effort conducted by it, or for an accident which occurs in the course of such remediation or cleanup effort. There can be no assurance that the Company's policy of establishing and implementing proper procedures for complying with environmental regulations will be effective at preventing the Company from incurring a substantial environmental liability. If the Company were to incur a substantial uninsured liability for environmental damage, its financial condition could be materially adversely affected.

         The Company presently has the ability to deliver soil remediation services that meet applicable federal and state standards for the delivery of its services, and for the level of contaminant removal. The government can, however, impose new standards. If new regulations were to be imposed, the Company may not be able to comply in either the delivery of its services, or in the level of contaminant removal from the soil.

         Operating permits are generally required by federal and state environmental agencies for the operation of the Company's ITD Units. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify, or deny issuance or renewal of these permits.

EMPLOYEES

         The Company has 12 full-time employees, six of whom are in management positions, including corporate and administrative operations and six of whom are involved in field operations. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

RECENT DEVELOPMENTS

         In December, 1996, a subsidiary of Parker lent the Company $3,000,000 under the terms of a Credit Agreement (the "Credit Agreement"). The Credit Agreement provides that the loan, which will mature on December 31, 2000, will bear interest at the rate of 6.3% per annum. The Company shall repay this loan, in arrears, commencing February 28, 1997 out of 40% of the Company's cash received from OnSite during each preceding month, if any, applying any payment, first to interest and thereafter to pay principal. Any remaining outstanding balance on the loan plus any outstanding accrued interest shall be due and payable on December 31, 2000. The Company will use the loan proceeds to fund the Company's contribution to OnSite, approximately $2,000,000, in connection with the fabrication of the four ITD Units which OnSite will own, manage and operate, and the balance of the loan proceeds will be used for working capital purposes by the Company. In connection with the Credit Agreement, the Company entered into a Warrant Agreement with Parker pursuant to which it issued to Parker 250,000 warrants to purchase shares of its Common Stock at an exercise price of $2.50 per share, expiring on December 31, 1998. The Warrant Agreement contains provisions for the issuance of additional warrants if the loan is outstanding beyond certain dates. If the loan is not paid in full by June 30, 1997, then the Company will issue to Parker warrants to purchase 50,000 shares of its Common Stock at an exercise price of $2.50 per share. Further, if the loan is not paid in full by December 31, 1997 then the Company will issue to Parker warrants to purchase an additional 50,000 shares of its Common Stock at an exercise price of $2.50 per share. All the warrants expire on December 31, 1998. The Warrant Agreement contains certain registration rights for the shares issuable upon exercise of the warrants by Parker.

TRANSFER AGENT AND REGISTRAR

         The transfer agent and registrar for the Common Stock is Colonial Stock Transfer Company. Its address is 455 East 400 South, Suite 100, Salt Lake City, Utah 84111; (801) 355-5740.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in leased facilities in Houston, Texas, consisting of a total of approximately 1,850 square feet. The current monthly rental for these executive offices is $1,178 . The lease for the executive offices will expire in December, 1997. The Company believes that its offices are adequate for its present needs and that suitable space will be available to accommodate its future needs.


ITEM 3.  LEGAL PROCEEDINGS

         The Company was named as a defendant in 1993 by Goldfield Engineering and Machine Works ("Goldfield"), styled as Huron, Inc dba Goldfield Engineering & Machine vs Don Cox, et.al. Cause No. 930400525 in the fourth District Court of Utah County, Utah. The litigation originally involved claims by Goldfield that the Company owed additional compensation of approximately $150,000 for ITD Units constructed which the Company believes did not meet required performance criteria. The Company filed a counterclaim for $200,000 to obtain damages from Goldfield. The Company has been advised that Goldfield filed a petition seeking Chapter 11 Bankruptcy protection in 1994. A Notice of Automatic Stay was filed in August, 1994, based on the Chapter 11 Petition in In Re Huron , et al filed in the US Bankruptcy Court for the Central Division of Utah, Case No. 94A-20001. In January, 1995, a Plan of Reorganization was confirmed by the Bankruptcy Court whereby the Company received nothing and no adversary pleadings were filed against the Company by Goldfield. The Company believes, after consultation with counsel, that the risk of material financial exposure to the Company is remote.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                 NOT APPLICABLE



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is traded in the over-the-counter securities market, and is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "EVSF". The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock of the Company as reported on the OTC Bulletin Board taking into account and restated for all stock splits. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                                                COMMON STOCK PRICE RANGE
                                                HIGH BID         LOW BID
1995
First Quarter                                   $ 1.375          $ .4375
Second Quarter                                  $ 2.1875         $ .875
Third Quarter                                   $ 1.25           $ 0.30
Fourth Quarter                                  $ 1.09           $ 0.525

1996
First Quarter                                   $ 5.00           $ 0.699
Second Quarter                                  $ 3.25           $ 2.25
Third Quarter                                   $ 4.75           $ 2.75
Fourth Quarter                                  $ 4.00           $ 2.75

1997
First Quarter (through March 21, 1997)          $ 3.875          $ 2.4375

         On March 21, 1997 , the last bid price for the Common Stock of the Company as reported on the OTC Bulletin Board was $ 2.43 per share. On March 21, 1997, there were approximately 215 stockholders of record of the Common Stock, including broker-dealers holding shares beneficially owned by their customers.

DIVIDEND POLICY

         The Company has not paid, and the Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes, and the consolidated condensed interim unaudited financial statements included elsewhere in this Report. See Consolidated Financial Statements.

RESULTS OF OPERATIONS

GENERAL

    In May 1993, the Company merged with NFE to provide the Company with an acceptable technology with immediate commercial applications. Subsequent to the merger the Company began to experience significant growth in revenues during the remainder of the calendar year 1993 and 1994 based primarily on contracts with major U.S. companies to provide on- site remediation of hydrocarbon contaminated soil. The Company utilizes indirect thermal desorption technology ("ITD") in its remediation process and, accordingly, remediation units which were developed by the Company are referred to as ITD Units.

    In late 1994, the Company began to experience a decline in new service contracts. To address this decline, in January 1995, the Company signed a marketing agreement (the "Marketing Agreement") with Parker which granted Parker exclusive marketing rights to the Company's proprietary process for on-site remediation of drill cuttings at oil and gas drilling sites in the U.S. and certain foreign countries. The Company believed that Parker, a publicly held oil and gas drilling company, would provide good exposure for the Company's technology because Parker's customer base includes many of the independent and major oil companies throughout the world. The Company also believed that Parker's financial stability would be a further benefit for its marketing efforts. Parker is a financially sound company and has shown positive earnings and cash flows from operations in each of the last two years.

    In August 1995, the Marketing Agreement was expanded through the formation of OnSite, a 50%-50% joint venture between the Company, through NFE, and Parker. The Company's anticipated results regarding the Marketing Agreement had not been completely realized, but the Company believed that Parker's involvement in OnSite would add needed support to the venture's efforts to expand the market for the Company's ITD technology. Accordingly, OnSite was created to expand the commercial application of the Company's ITD technology and proprietary processes at a more ambitious pace than the Marketing Agreement encompassed. Presently all commercial applications of the Company's technology are delivered through OnSite, making the Company's financial success primarily dependent on the success of OnSite.

    Under the Marketing Agreement, Parker agreed to actively market and promote the Company's services including the preparation of brochures and the delivery of certain presentations to specific groups involved in the energy industry. All expenses associated with such promotional activities were paid by Parker until July 31, 1996 and totaled approximately $50,000. Accordingly, the expiration of the Marketing Agreement is not expected to have a significant effect on the future operating results of OnSite.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has operated with limited financial resources and the Company believes that a lack of such resources has slowed the commercialization of its ITD technology. The Company has relied almost exclusively on private offerings of debt and equity securities for its financial needs and such financial needs have increased dramatically since the formation of OnSite.

    OnSite is a capital intensive venture built on the performance of ITD Units which cost between $800,000 and $1,000,000 each. In late 1995, OnSite took delivery of its first ITD Unit. This ITD Unit, engineered and built by a subsidiary of Parker, has experienced greater processing speed and less operating downtime than earlier units built by the Company. In a continuing effort to improve the efficiency of its equipment, OnSite made significant engineering changes to the specifications used in its first ITD Unit and in August 1996 took delivery of a second unit. The Company believes this most recent ITD Unit will again produce improvements in both performance and efficiency over previous units.

    Based upon the positive results of tests of its newest ITD Unit, in September 1996, OnSite awarded contracts for construction of four additional ITD Units at a total price of approximately $4,000,000 for the four ITD Units. The Company will be required, under its joint venture agreement with Parker, to fund 50% of the obligation arising from the purchase of these units. The Company has raised the necessary capital to meet its obligations to OnSite through a variety of means including the following:

o In December 1995 through February 1996, the Company raised $700,000 through a private offering of its common stock. The proceeds from this offering were used to settle old trade debts, repay certain loans from stockholders and/or officers of the Company and to pay a portion its share of the cost of OnSite's first ITD Unit.

o In June 1996 the Company received net proceeds of approximately $1,055,000 from the sale of its 10% convertible debentures. The proceeds from this sale have been used to fund the Company's share of the cost of OnSite's second ITD Unit and to support continuing operations of the Company.

o In July 1996 the Company raised $202,785 when Parker made a capital contribution to OnSite on behalf of the Company in exchange for the Company's granting a non-royalty bearing exclusive world-wide license for manufacture and use of the Company's indirect thermal desorption soil remediation and hydrocarbon reclamation system. The proceeds from the sale of such license were used to partially fund the balance due of the Company's share of OnSite's first ITD Unit.

o In December 1996 the Company entered into a credit agreement with a subsidiary of Parker under which Parker provided the Company with $3,000,000 of long-term debt to allow the Company to fund its approximate $2,000,000 share of current purchase obligations by OnSite and to provide the Company with adequate working capital to meet its own debt service and operating requirements. The debt under the credit agreement will be repaid through a change in the Company's profit sharing percentage in OnSite from 50%-50% to 30%-70% until the debt is fully repaid or December 31, 2000, at which date the entire unpaid balance of the long-term debt becomes due.

o In February 1997 the Company closed a private offering of its common stock at $2.50 per share through which the Company raised $833,500 before offering costs involving the issuance of 333,400 shares. These funds have been placed into the general working capital account of the Company.

    The Company is currently primarily dependent on the operations of OnSite for its future growth and success. During the fiscal year 1996, the Company contributed approximately $1.9 million to OnSite. The Company considers its most important function to be commercializing new environmental technologies, expanding the market for OnSite's technology and raising capital to meet its obligations for new equipment in OnSite. OnSite has received a one year contract from a major international petroleum industry participant who will employ OnSite's second ITD Unit, in Colombia through a new 50%-50% joint venture between OnSite and a group of South American investors. The joint venture, OnSite Colombia, is discussed below in Operations of OnSite. The client of OnSite Colombia has indicated that, subject to the ITD Unit's performance, they will need additional ITD Units in the very near future to address other soil remediation needs. As demand grows for OnSite's services, the Company may again be faced with the need to raise additional funds for its share of the cost of more units. Inability to obtain financing for its share of capital requirements of OnSite could have extreme adverse affects on the Company, including loss of its investment in OnSite and loss of rights to use certain of its technologies. Such losses could ultimately threaten the continued existence of the Company.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

    In 1996, the Company experienced a $53,345 decrease in its environmental service revenue due to the fact that the Company made a conscious decision to market its ITD technology for reclamation/remediation of hydrocarbon contaminated soil strictly through the operations of OnSite. All costs of directly providing remediation services have been eliminated from the Company's financial results for 1996 as compared to the similar period of 1995 because such costs are now reflected in OnSite's operating results. Essentially the only expenses that remain in the Company are the costs of marketing the Company's technology, interest costs for capital to meets its obligations to OnSite; and managing the Company's investment in OnSite, including a small management group, administrative personnel and professional services providers. Officers of the Company also participate in the management of OnSite and their salaries are allocated between the Company and OnSite. The Company expects that operational and general expenses will rise from their 1996 levels due to increase in business activity. During 1996, OnSite generated a net loss of $185,060 on revenues of $541,950 as compared to a $126,104 profit on $272,700 revenues in 1995. The 1996 loss included a $69,361 loss from OnSite's investment in OnSite Colombia. Accordingly, the Company's 50% interest in OnSite resulted in a 1996 loss to the Company's account of $92,530. In 1996, the Company incurred a net loss of $646,871 compared to a net loss of $1,215,613 in 1995.

    Operational and general expenses decreased by $368,970 in 1996 due to further reductions in general and administrative expenses as operations were performed in OnSite. Depreciation and amortization decreased by $51,238 in 1996 due to the Company's recognition of a $737,217 provision for reduction in carrying value of its existing ITD Units and other remediation equipment which occurred in 1995. This provision, which eliminated substantially all of the depreciable asset base, was necessary to reduce obsolete ITD Units and other remediation equipment to their estimated net realizable value.

    During 1996, the Company recorded a $74,035 extraordinary gain from restructuring and/or eliminating certain aged trade accounts payable and awarded stock compensation to a former contractor totaling $312,500.

    The net loss of $646,871, which includes those non-recurring items as mentioned directly above, during the twelve months of 1996 represents a $568,742 improvement over the same period of 1995.

OPERATIONS OF ONSITE

    OnSite began operations in late November of 1995 and has had a significant impact on the composition of revenue, costs and expenses of the Company. Management does not expect OnSite to be consistently profitable until at least 3 - 4 ITD units are operational. As of December 31, 1996 OnSite has only had one ITD unit in operation as does OnSite Colombia which began operations in late November of 1996. The following reflects the results of operations of OnSite, including its investment in OnSite Colombia:

                                                           1996               1995
                                                           ----               ----
Service Revenues                                         $ 541,950         $ 272,700

Costs and Expenses:
    Operating and general expenses                        508,309            131,655
    Loss from investment in OnSite Colombia                69,361                  -
    Depreciation expense                                   49,340             14,941
                                                        ---------          ---------

        Total costs and expenses                         (727,010)          (146,596)

Net (loss) income                                       $(185,060)           $126,104
                                                       ===========         ==========


    As shown by the results of OnSite's operations, in the twelve months ended December 31, 1996 OnSite experienced an operating loss as a job was nearing completion due to a decline in the hydrocarbon contaminated soil available for processing. Furthermore, the additional expenses incurred managing the growth of OnSite added pressure to profitability. Finally, the loss from the investment in OnSite Colombia also detracted from profitability in 1996 as OnSite Colombia was just beginning operations and was not yet profitable. OnSite expects to stabilize profitability through the addition of more units that will moderate the variation in earnings associated with the operation of a single unit. The Company must help OnSite maintain favorable utilization rates on all ITD Units in order for the Company to be profitable.

    As previously mentioned, in November 1996, OnSite entered into a joint venture, OnSite Colombia, with a group of South American investors. OnSite Colombia was established to provide hydrocarbon contaminated soil reclamation services to energy companies operating in Colombia. OnSite owns a 50% interest in the assets, liabilities, capital and profits of OnSite Colombia and, accordingly, the Company ultimately participates on a 25% basis in the operations of OnSite Colombia. In December 1996, OnSite sold its newest and most technologically advanced soil reclamation unit to OnSite Colombia for $950,000 in a transaction that resulted in no gain or loss to OnSite. In order to improve cash flow, OnSite Colombia is currently negotiating a sales leaseback transaction for the unit.

TRENDS AND UNCERTAINTIES

    OnSite is receiving a marked increase of inquiries for its remediation services. The Company believes there is a trend by major petroleum industry participants to address past hydrocarbon contamination problems and to prevent current contamination caused during exploration for, and the production, refining, transportation, storage and distribution of hydrocarbons. The Company believes that these environmental concerns, related industry trends and governmental regulations will increase demand for the Company's soil remediation technology. However, the Company is aware of competing technologies and other companies that offer similar services. Some of the competitors are well established companies with greater capital resources, larger research and development staffs and greater marketing capabilities. Also, the Company is aware of the inherent risks which it faces concerning conducting operations in a foreign country and the possibility that its technology may become obsolete. Furthermore, as OnSite continues to grow it will be necessary to acquire additional ITD Units. This expansion of the capital equipment will necessitate
further funding obligations on the Company.   Management is aware that the
inability to raise the Company's share of the necessary funding for OnSite's growth could adversely effect it.

    The Company believes that OnSite's contract with a major independent domestic petroleum industry participant in Wyoming will terminate during the second quarter of 1997. Subsequent to the completion of that contract, the ITD Unit will be upgraded to match the capabilities of the second ITD Unit to address remediation needs with a specific Gulf Coast refinery. In November 1996, OnSite received a one year contract for its second ITD Unit from a major international energy industry participant to provide reclamation/remediation services in Colombia. Due to the performance of the ITD Unit in Colombia, the client ordered an additional ITD Unit on a two year contract and replaced the contract for the initial ITD Unit also with a two year contract during the
first quarter of 1997.   The company  believes that in the near  future a third
ITD Unit will be contracted for service in Colombia. Furthermore, as the number of operating ITD Units continues to increase the industry will accept the Company's technology as proven. Management believes that environmental concerns by major petroleum companies and pressures by the government(s) will continue to create opportunities for the Company's technology, particularly as they relate to land based and offshore drilling discharge.

ITEM 7.      FINANCIAL STATEMENTS

    The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in accountants during the Company's two most recent fiscal years, nor have there been any disagreements with accountants on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

    JAMES S. PERCELL, age 54, serves as Chairman, President and CEO of the Company and also serves as President of the Company's subsidiary, NFE. Mr. Percell became a director of the Company and President, Chief Executive Officer and a director of NFE in November, 1995. Mr. Percell became President and CEO of the Company in January, 1996. Mr. Percell also serves as President of Percell & Associates, a project developer of facilities in the hydrocarbon industry. From 1985-1993, Mr. Percell served as Vice-President of Belmont Constructors, Inc., a heavy industrial contractor with annual sales of $263 million in 1992 up from $2 million in 1984. From 1982-1984, he served as President of Capital Services Unlimited, an international supply company for refining, petrochemical and oil field compressor stations, modular refineries and modular oilfield components. From 1977-1980, Mr. Percell served as President of Percell & Lowder, Inc., an oilfield fabricator of onshore and offshore facilities, and from 1960-1977, he served as project manager for various onshore and offshore projects. He received his education at Amarillo College in Amarillo, Texas.

    ROBIN M. PATE, age 70, has been a director of the Company since November, 1995. Mr. Pate recently retired from the position of Executive Vice-President of Enterprise Products Company. Mr. Pate joined Enterprise as Senior Vice-President of operations in 1980. Before joining Enterprise, Mr. Pate served as President of American Borate Company for three years, Vice-President of Tenneco Oil for 12 years, and Executive Vice-President of Houston Reinforced Plastics. Mr. Pate is a registered professional engineer and is a member of the Texas Professional Engineering Association, Texas Bar Association and American Bar Association, Gas Processors Association and the National Petroleum Refiners Association of America. He formerly served on the Board of Directors of the Gas Processors Association and National Petroleum Refiners Association of America. Mr. Pate is an active member of St. Christopher's Episcopal Church as well as a member of the 100 Club and the Museum of Fine Arts. Mr. Pate has a degree in Chemical

Engineering from the University of Texas in addition to a Doctor of Jurisprudence in Law from the University of Houston.

    BRYAN SHARP, age 53, has served as a director of the Company since November, 1995. Mr. Sharp currently serves as Principal-in-Charge and Director of Espey, Huston & Associates, Inc., an environmental consulting company, and from 1990-1993, he served as President of EH&A. As President, Mr. Sharp was responsible to the Board of Directors for the day-to-day operations and profitability at all EH&A operations. As Principal-in-Charge and Director, Mr. Sharp continues to be involved in all aspects of EH&A's environmental consulting practice. Prior to joining EH&A, Mr. Sharp worked as an assistant and consultant in projects for the Lower Colorado River Authority and Tracor, Inc., both concerned with ecological surveys preceding major industrial development (power plants and new town projects). Mr. Sharp has also worked for North Texas State University, the Department of the Interior, and the University of Texas.

    Mr. Sharp also has extensive teaching and research experience principally in the fields of genetics and environmental biology. He has taught courses in embryology, genetics, natural history, ecology and aquatic biology. His early research was concerned with genetics of alcohol addiction and of blood serum proteins in vertebrates. In 1968, he began ecological research in conjunction with the Bureau of Reclamation which was concerned with the effect of evaporation control upon the ecology of reservoirs. More recently, Mr. Sharp has conducted research concerning the influence of temperature in fish development and of fish ecology. Mr. Sharp has produced many publications and technical reports, including a nationally acclaimed study, "Effects of Evaporation Suppression on Reservoir Ecology" published by the Journal of American Water Works Association. Mr. Sharp has a B.S. degree in Education from North Texas State University, a M.S. degree in Biology from North Texas State University and studied for his Ph.D. in Zoology from the University of Texas at Austin.

    MICHAEL M. DUNSON, age 49, joined the Company in March, 1996, and serves as its Chief Financial Officer and as Secretary-Treasurer. Mr. Dunson became a director of the Company in July, 1996. In 1983, Mr. Dunson opened the Houston office of the New York-based investment banking firm of Copeland, Wickersham, Wiley & Co., Inc. Mr. Dunson was the managing partner in the Houston office and concentrated his efforts serving clients, both institutional and corporate, in the oil field services industry. From 1983 to 1992, Mr. Dunson owned Bay Industrial Sales, a stocking wholesale distributor of selected welding supplies to the refining, petrochemical and fabrication industries. In 1989, Mr. Dunson began his own investment banking/consulting firm based in Houston and continues to serve his original client base. Mr. Dunson has both his M.B.A. in Finance and B.A. in Math from The University of Texas at Austin, Austin, Texas.

CERTAIN SECURITIES FILINGS

    The Company believes that timely reports have been filed by all persons required to make reports pursuant to Section 16(a) of the Exchange Act.

ITEM 10.     EXECUTIVE COMPENSATION

    Mr. James Percell, became President and Chief Executive Officer of the Company in January, 1996. During the current fiscal year, Mr. Percell did not receive any compensation for the services he rendered to the Company. The Company presently intends to negotiate an employment contract with Mr. Percell which will provide for compensation to him. Mr. Percell's employment contract will not provide payment for any prior services to the Company performed by Mr. Percell. Mr. Kevin Baadsgaard served as President and Chief Executive Officer of the Company during 1994 and until he resigned in October, 1995. In November 1995, Mr. Burl Jacks became President and Chief Executive Officer of the Company. Mr. Jacks did not receive any compensation for the services he rendered to the Company during 1995 or 1996. Mr. Jacks was not employed by the Company during 1994. No executive officer of the Company received compensation which exceeded $100,000 during 1996.

                           SUMMARY COMPENSATION TABLE

Name and                              Annual Compensation               Long Term Compensation                        All
Principal                                                                                         Stock Options       Other
Position                      Year    Salary          Bonus    Other    All Restricted Awards     (Shares)            Compensation
James S. Percell
Chief Executive
Officer                       1996    -0-               -0-      -0-     -0-                       -0-                  -0-

Kevin Baadsgaard
Chief Executive
Officer                       1995    $ 35,750(1)       -0-      -0-     -0-                       -0-                  -0-
                              1994    $ 36,914(2)       -0-      -0-     -0-                       -0-                  -0-

(1) Of this amount, $9,250, $9,942 and $9,942 was earned and accrued during 1995, 1994, and 1993, respectively. In April, 1996, the Company issued 20,810 shares at $1.40 per share as payment for this earned and accrued employment compensation.

(2) As additional employee compensation, Mr. Baadsgaard received 239,000 restricted shares of Common Stock of the Company in September, 1994. The estimated fair market value of the Common Stock was $0.38 per share.

DIRECTOR COMPENSATION

    The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings. In November, 1995, the Company issued to each of Messrs. Percell, Pate and Sharp 800,000 options to purchase shares of Common Stock of the Company at $0.60 per share. The options are fully vested and may be exercised at any time until the termination of the option which is as of November 2, 2005.

EMPLOYEE STOCK OPTION PLAN

    While the Company has been successful in attracting and retaining qualified personnel, the Company believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel. The Company pays wages and salaries which it believes are competitive. The

Company also believes that equity ownership is an important factor in its ability to attract and retain skilled personnel, and the Board of Directors of the Company is presently evaluating the adoption of an employee stock option program. While no decision has been made as to the type of stock option program which may be adopted, it is the intention of the Board of Directors that a stock option program will be established.

    The purpose of the stock option program will be to further the interest of the Company, its subsidiaries and its stockholders by providing incentives in the form of stock options to key employees and directors who contribute materially to the success and profitability of the Company. The grants will recognize and reward outstanding individual performances and contributions and will give such persons a proprietary interest in the Company, thus enhancing their personal interest in the Company's continued success and progress. This program will also assist the Company and its subsidiaries in attracting and retaining key employees and directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 21, 1997 with respect to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Each stockholder has sole voting and investment power with respect to the shares shown.

                                      NUMBER OF                 PERCENT
NAME                                  SHARES OWNED              OF CLASS
James S. Percell                      992,861(1)                10.0%
2600 South Loop West,  #445
Houston, Texas 77054

Robin M. Pate                         817,759(1)                 8.2%
9723 Truscan
Houston, Texas 77080

Bryan Sharp                           800,000(1)                 8.0%
3200 Wilcrest,  #200
Houston, Texas 77042

Michael M. Dunson                     -0-                        0.00%
2600 South Loop West, #445
Houston, Texas 77054

Burl Jacks                            500,000(1)(2)              5.4%
8202 Devlin Pt.
San Antonio, Texas 78240

Kelly Trimble                         559,467                    6.1%
175 South Main,  #1430
Salt Lake City, Utah 84111

All officers and directors
as a Group (4 persons)                2,610,620                 22.6%
----------------------

(1) On November 3, 1995, the Company issued to each of Messrs. Percell, Pate and Sharp 800,000 options to purchase shares of Common Stock of the Company at $0.60 per share. In addition, the Company issued Mr.Jacks 500,000 options to purchase shares of Common Stock of the Company at $0.60 per share. All of the options are fully vested and may be exercised at any time until November 2, 2005 and, therefore are deemed outstanding. Mr. Jacks has exercised 40,000 options.

(2)      Mr. Jacks is a former director of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The current Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers, directors and 5% stockholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent, disinterested directors of the Company.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.  Identification of Exhibit
-----------  -------------------------
 3.1(1)      Certificate of Incorporation of the Registrant
 3.2(1)      Bylaws of the Registrant
 4.1(1)      See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws of the Registrant
             defining rights of holders of common stock of the Registrant
 4.2(1)      Common Stock specimen
 4.5(1)      Form of Warrant Certificate of Parker Drilling Company
10.1(1)      Operating Agreement of OnSite Technology, LLC
10.2(1)      Purchase Order for ITD Units with Roberds-Johnson Industries, Inc.
10.3(1)      Credit Agreement between Environmental Safeguards, Inc. and Casuarina, Ltd.
10.4(1)      Term Note of Environmental Safeguards Inc., borrower.
10.5(1)      Warrant Agreement between Environmental Safeguards, Inc. and Parker Drilling
             Company
21.1(1)      Subsidiaries of Registrant
27.1         Financial Data Schedule

--------------------


(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-15025), as amended, effective with the Commission on February 11, 1997, and incorporated herein by reference thereto.

(B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the three months ended December 31, 1996.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                               TABLE OF CONTENTS

                                                                                              PAGE(S)
                                                                                              -------
Report of Independent Accountants                                                               F-2

Financial Statements

  Consolidated Balance Sheet as of December 31,
    1996 and 1995                                                                               F-3

  Consolidated Statements of Operations for the
    years ended December 31, 1996 and 1995                                                      F-4

  Consolidated Statements of Stockholders' Equity
    (Deficit) for the years ended December 31,
    1996 and 1995                                                                               F-5-6

  Consolidated Statements of Cash Flows for the
    years ended December 31, 1996 and 1995                                                      F-7

Notes to Consolidated Financial Statements                                                      F-8-25

                   [HAM, LANGSTON & BREZINA, LLP LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Environmental Safeguards, Inc.


We have audited the accompanying consolidated balance sheet of Environmental Safeguards, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Safeguards, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Houston, Texas
March 18, 1997

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                 1996                 1995
                                                                              ----------           ----------
     ASSETS
     ------

Current assets:
  Cash and cash equivalents                                                   $3,363,300           $  194,388
  Accounts receivable from the Investee                                           57,306                 -
                                                                              ----------           ----------

    Total current assets                                                       3,420,606              194,388

Property and equipment, net                                                        4,422               18,240
Investment in the Joint Venture                                                1,935,899              105,462
Other assets                                                                     120,060                 -
                                                                              ----------           ----------

      Total assets                                                            $5,480,987           $  318,090
                                                                              ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                                            $     -              $  233,517
  Accounts payable                                                                10,405              215,116
  Accounts payable to the Joint Venture                                           13,258                9,362
  Accrued liabilities                                                             48,678              165,937
                                                                              ----------           ----------

    Total current liabilities                                                     72,341              623,932

Convertible debentures                                                         1,154,000                 -
Long-term debt                                                                 3,000,000                 -
Deferred gain                                                                    199,666                 -
                                                                              ----------           ----------

      Total liabilities                                                        4,426,007              623,932
                                                                              ----------           ----------

Commitments and contingencies (Notes 1, 4,
  10 and 12)

Stockholders' equity (deficit):
  Common stock; $.001 par value, 50,000,000
    shares authorized; 6,854,828 and 5,551,450
    shares issued and outstanding at
    December 31, 1996 and 1995, respectively                                       6,855                5,551
  Unissued common stock                                                          812,585               50,000
  Additional paid-in capital                                                   3,692,548            2,448,744
  Accumulated deficit                                                         (3,457,008)          (2,810,137)
                                                                              ----------           ----------

    Total stockholders' equity (deficit)                                       1,054,980             (305,842)
                                                                              ----------           ----------

      Total liabilities and stockholders'
        equity (deficit)                                                      $5,480,987           $  318,090
                                                                              ==========           ==========

                     The accompanying notes are an integral
                      part of these financial statements.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                             1996                    1995
                                                                          -----------             -----------
Income:
  Service revenue                                                         $      -                $    53,345
  Interest income                                                              17,599                    -
  Other income                                                                  3,519                    -
                                                                          -----------             -----------

    Total income                                                               21,118                  53,345

Costs and expenses:
  Loss (income) from investment in
    the Joint Venture                                                          92,530                 (63,052)
  Operational and general                                                     153,863                 522,833
  Depreciation                                                                  7,325                  58,563
  Stock compensation                                                          350,419                    -
  Provision for reduction in carrying
    value of certain assets                                                      -                    737,217
  Interest                                                                    137,887                  13,397
                                                                          -----------             -----------

    Total costs and expenses                                                  742,024               1,268,958
                                                                          -----------             -----------

Loss before extraordinary gain on
  elimination of debt                                                        (720,906)             (1,215,613)

Extraordinary gain on elimination of
  debt, net                                                                    74,035                    -
                                                                          -----------             -----------

Net loss                                                                  $  (646,871)            $(1,215,613)
                                                                          ===========             ===========

Weighted average shares
  outstanding                                                               6,375,296               4,709,520
                                                                          ===========             ===========

Net loss per common share before
  extraordinary gain on elimination
  of debt                                                                 $     (0.11)            $     (0.26)

Extraordinary gain                                                                .01                     -
                                                                          -----------             -----------

Net loss per common share                                                 $     (0.10)            $     (0.26)
                                                                          ===========             ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                    PREFERRED  STOCK                  COMMON  STOCK
                                                               -------------------------        -------------------------
                                                                  SHARES          AMOUNT           SHARES          AMOUNT
                                                               -----------        ------        -----------        ------

Balances at January 1, 1995                                        296,170        $  296          4,052,003        $4,052

Common stock issued for cash                                          -             -               600,000           600

Common stock issued in exchange for
  services                                                            -             -                10,820            11

Preferred stock converted to common
  stock on a three for one basis                                  (296,170)         (296)           888,627           888

Common stock for which cash was re-
  ceived but shares were not issued
  at year end                                                         -             -                  -             -

Net loss for the year ended
  December 31, 1995                                                   -             -                  -             -
                                                               -----------        -----         -----------        ------

Balances at December 31, 1995                                         -             -             5,551,450         5,551

Issuance of shares that were unissued
  at December 31, 1995                                                -             -                62,500            63

Common stock issued for cash                                          -             -               512,500           513

Common stock issued for cash upon
  exercise of options and warrants                                    -             -               410,000           410

Common stock issued in exchange for
  settlement of accrued compensation and
  notes payable                                                       -             -               157,258           157

Common stock issued in exchange for
  services                                                            -             -               149,120           149

Common stock issued in exchange for
  increased investment in the Joint
  Venture                                                             -             -                12,000            12

Common stock issuance declared effective
  December 1, 1996 in payment of accrued
  interest on convertible debentures.                                 -             -                  -             -

Common stock for which cash was received
  but for which shares were not issued
  at year end                                                         -             -                  -             -

Common stock to be issued in January
  1998 under note settlement agreement                                -             -                  -             -

Net income for the year ended
  December 31, 1996                                                   -             -                  -             -
                                                               -----------        ------        -----------        ------

Balances at December 31, 1996                                         -           $ -             6,854,828        $6,855
                                                               ===========        ======        ===========        ======

                     The accompanying notes are an integral
                      part of these financial statements.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                          RETAINED
                                                         UNISSUED      ADDITIONAL         EARNINGS
                                                          COMMON        PAID-IN         (ACCUMULATED
                                                          STOCK         CAPITAL           DEFICIT)             TOTAL
                                                         --------      ----------       ------------        -----------
Balances at January 1, 1995                              $   -         $1,899,127       $(1,594,524)        $  308,951

Common stock issued for cash                                 -            539,400              -               540,000

Common stock issued in exchange for
  services                                                   -             10,809              -                10,820

Preferred stock converted to common
  stock on a three for one basis                             -               (592)             -                  -

Common stock for which cash was re-
  ceived but shares were not issued
  at year end                                              50,000            -                 -                50,000

Net loss for the year ended
  December 31, 1995                                          -               -           (1,215,613)        (1,215,613)
                                                         --------      ----------       -----------         ----------

Balances at December 31, 1995                              50,000       2,448,744        (2,810,137)          (305,842)

Issuance of shares that were unissued
  at December 31, 1995                                    (50,000)         49,937              -                  -

Common stock issued for cash                                 -            409,487              -               410,000

Common stock issued for cash upon
  exercise of options and warrants                           -            190,090              -               190,500

Common stock issued in exchange for
  settlement of accrued compensation and
  notes payable                                              -            220,032              -               220,189

Common stock issued in exchange for
  services                                                   -            350,270              -               350,419

Common stock issued in exchange for
  increased investment in the Joint
  Venture                                                    -             23,988              -                24,000

Common stock issuance declared effective
  December 1, 1996 in payment of accrued
  interest on convertible debentures                       67,833            -                 -                67,833

Common stock for which cash was received
  but for which shares were not issued
  at year end                                             688,500            -                 -               688,500

Common stock to be issued in January
  1998 under note settlement agreement                     56,252            -                 -                56,252

Net income for the year ended
  December 31, 1996                                          -               -             (646,871)          (646,871)
                                                         --------      ----------       -----------         ----------

Balances at December 31, 1996                            $812,585      $3,692,548       $(3,457,008)        $1,054,980
                                                         ========      ==========       ===========         ==========

                     The accompanying notes are an integral
                      part of these financial statements.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                  1996                1995
                                                                               -----------         ----------
Cash flows from operating activities:
  Net loss                                                                     $  (646,871)        $(1,215,613)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Extraordinary gain on elimination of debt                                      (74,035)               -
    Common stock exchanged for services and
      accrued interest expense                                                     418,252              10,820
    Loss (income) from investment in the Joint
      Venture                                                                       92,530             (63,052)
    Provision for reduction in carrying value
      of certain assets                                                               -                737,217
    Amortization of deferred gain                                                   (3,119)               -
    Amortization of debt issuance costs                                              6,968                -
    Amortization of debt discount                                                   44,000                -
    Depreciation expense                                                             7,325              58,563
    Changes in operating assets and liabilities:
      Decrease in accounts receivable, trade                                           -                41,329
      Increase in accounts receivable from
        the Investee                                                               (57,306)               -
      Increase in other assets                                                        (925)               -
      Decrease in accounts payable                                                (130,676)             (3,859)
      Increase in accrued liabilities                                               46,616              66,132
                                                                               -----------          ----------

          Net cash used in operating activities                                   (297,241)           (368,463)
                                                                               -----------         -----------

Cash flows from investing activities:
  Capital expenditures                                                                -                (46,067)
  Investment in the Joint Venture                                               (1,692,224)            (33,048)
  Proceeds from sale of equipment                                                    6,493                -
                                                                               -----------         -----------

          Net cash used in investing activities                                 (1,685,731)            (79,115)
                                                                               -----------         -----------

Cash flows from financing activities:
  Proceeds from short-term notes payable                                              -                180,004
  Repayment of short-term notes payable                                            (95,000)           (137,649)
  Proceeds from long-term debt                                                   3,000,000                -
  Repayment of long-term debt                                                      (26,013)            (69,437)
  Proceeds from sale of convertible debentures                                   1,110,000                -
  Payment of debt issuance costs                                                   (54,749)               -
  Proceeds from sale of common stock                                             1,289,000             590,000
  Payment of deferred stock issuance costs                                         (71,354)               -
                                                                               -----------         -----------

          Net cash provided by financing activities                              5,151,884             562,918
                                                                               -----------         -----------

Net increase in cash and cash equivalents                                        3,168,912             115,340

Cash and cash equivalents, beginning of year                                       194,388              79,048
                                                                               -----------         -----------

Cash and cash equivalents, end of year                                         $ 3,363,300         $   194,388
                                                                               ===========         ===========


Supplemental disclosure of cash flow information:

  Cash paid for interest expense                                               $     4,989         $     9,335
                                                                               ===========         ===========


                     The accompanying notes are an integral
                      part of these financial statements.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Environmental Safeguards, Inc. ("ESI") was incorporated under the laws of the state of Nevada on December 30, 1985 as Cape Cod Investment Company. The Company adopted its present name on May 17, 1993 concurrently with its reverse acquisition of National Fuel and Energy, Inc. ("NFE"), a Wyoming corporation. In these financial statements, the Company and its wholly owned subsidiary, NFE, are collectively referred to as the "Company".

      The Company is engaged in the business of developing, marketing and providing environmental reclamation/remediation technologies and services. To date, the primary service offered by the Company has been the reclamation/remediation of soil contaminated by oil based drilling mud, fuel spills, leaking underground storage tanks and other sources of hydrocarbon contamination. The Company's primary customers have been energy companies operating in the Western United States; however, the Company is making efforts to broaden the geographical scope of its operations and is now targeting South America as a key area for its future growth.

      The Company, operating through the Joint Venture, utilizes indirect thermal desorption technology in its reclamation/remediation process. Accordingly, the units developed by the Company for providing these services are referred to as ITD Units.

      Following is a summary of the Company's significant accounting policies:

      PRINCIPLES OF CONSOLIDATION

      These consolidated financial statements include the accounts of ESI and its wholly-owned subsidiary, NFE. All significant intercompany transactions have been eliminated.

      CASH AND CASH EQUIVALENTS

      For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      CONCENTRATIONS OF CREDIT RISK

      Financial instruments which subject the Company to concentrations of
      credit risk include cash and accounts receivable.   The Company maintains
      its cash in banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to multinational energy companies operating in the United States and South America. Such accounts receivable are reflected on the balance sheet of the Joint Venture and the Investee (See Note 4). Collateral is generally not required for credit granted.

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The cost and related accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the accounts and any gain or loss is currently recognized in the statement of operations. Maintenance, repairs and minor renewals necessary to maintain property and equipment in normal operating condition are expensed as incurred. Renewals and improvements that extend the useful life or increase the value of an asset are capitalized.

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of. SFAS No. 121 requires that long- lived assets to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of expected future cash flows from the use of the asset is less than the net book value of the asset.

      INVESTMENT IN JOINT VENTURE

      The Company's investment in a joint venture is accounted for using the equity method.

      ISSUANCE COSTS

      Debt issuance costs are deferred and recognized over the term of the related debt.

      Stock issuance costs are deferred and offset against proceeds from sale of common stock upon closing.

                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      INCOME TAX

      The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. The Company and NFE file a consolidated corporation federal income tax return.

      LOSS PER SHARE

      Loss per share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period. During the noted periods, all common stock equivalents were anti- dilutive.

      ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

      RECLASSIFICATIONS

      Certain amounts presented in the financial statements as of December 31, 1995 have been reclassified to conform to the presentation used in 1996.


                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      RECENTLY ISSUED PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123"). SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, encourages but does not require companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has not yet decided if it will adopt this new fair value based method of accounting.

2.    NON-CASH INVESTING AND FINANCING ACTIVITIES

      During 1996, the Company engaged in non-cash investing and financing activities as follows:

      Increased investment in the Joint Venture in
        exchange for an all-inclusive license for ITD
        technology (See Note 7)                                                                $202,785

      Repaid short-term notes payable through issuance
        of common stock                                                                         112,504

      Decrease in accrued liabilities through issuance
        of common stock                                                                         163,875

      Increased investment in the Joint Venture through
        issuance of common stock to vendors providing
        services to the Joint Venture                                                            24,000

      The Company did not engage in any significant non-cash investing and financing activities in 1995.

3.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1996 and 1995 consists of the following:

                                                                                 1996            1995
                                                                               --------        --------
        Office furniture and office equipment                                  $  8,866        $  6,000
        Remediation equipment held for
          resale                                                                   -             30,502
                                                                               --------        --------

                                                                                  8,866          36,502

        Accumulated depreciation                                                 (4,444)        (18,262)
                                                                               --------        --------

                                                                               $  4,422        $ 18,240
                                                                               ========        ========

                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.    PROPERTY AND EQUIPMENT, CONTINUED

      During 1995, management reviewed all equipment for impairment of value and made the decision to write down and sell for scrap existing units used in soil remediation. Management's decision was based upon the development of new units with greater capacity and efficiency which are being used in the Company's joint venture with Parker Drilling Company (See Note 4). The $737,217 provision for reduction in carrying value of certain assets in the accompanying consolidated statement of operations reflects the impact of management's decision on both property and equipment and certain other assets.


4.    INVESTMENT IN JOINT VENTURE

      Effective January 1, 1995, the Company entered into an exclusive marketing agreement with Parker Drilling Company ("PDC") under which PDC was appointed as the Company's sole marketing representative for the Company's ITD services as they relate to reclamation of hydrocarbons from drill cuttings. The geographical scope of the exclusive marketing agreement extended to the continental United States and Alaska and many countries which have significant energy-related industries.

      Effective August 1, 1995, the Company and PDC entered into a joint venture agreement (the "Agreement") to provide services previously provided under the exclusive marketing agreement described in the previous paragraph. Accordingly, Onsite Technology, L.L.C. (the "Joint Venture") was formed under the Oklahoma Limited Liability Company Act. Pursuant to the Agreement, as amended, the Company granted to the Joint Venture certain exclusive licenses to use the technologies included in the reclamation/remediation units and the proprietary processes for on location soil reclamation/remediation in the United States and in certain foreign countries. PDC has agreed to actively market and promote the services of the Joint Venture through specific actions described in the Agreement. Expenses associated with certain promotional activities will be borne by PDC until July 31, 1996 and included in the operational and general expenses of the Joint Venture. The Company intends to conduct all of its future business operations, related to its ITD technology through the Joint Venture.

                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.    INVESTMENT IN JOINT VENTURE, CONTINUED

      Under the terms of the Agreement the Company and PDC each own a 50% interest in the assets, liabilities, capital and profits of the Joint Venture. Each member initially made capital contributions of $1,000 to the Joint Venture and may be required to make additional capital contributions, if funds are needed to enable the Joint Venture to conduct its business. The Joint Venture will continue to operate until January 1, 2025, unless such date is changed as provided for in the Agreement.

      Following is summarized financial information of the Joint Venture as of December 31, 1996 and 1995 and for the years then ended:

      BALANCE SHEET

                                                                            1996               1995
                                                                         ----------         ----------
           ASSETS
           ------

      Cash                                                               $   58,013         $   16,190
      Accounts receivable, trade                                             25,200            259,200
      Accounts receivable from the Company                                   13,258             14,548
      Accounts receivable from the Investee                                  78,062               -
      Other current assets                                                   12,850                500
                                                                         ----------         ----------

        Total current assets                                                187,383            290,438

      Due from the Investee                                                 950,000               -
      Property and equipment, net                                         3,754,435            692,783
    Investment in the Investee                                               80,639               -
                                                                         ----------         ----------

          Total assets                                                   $4,972,457         $  983,221
                                                                         ==========         ==========


      LIABILITIES AND VENTURERS' CAPITAL
      ----------------------------------

      Accounts payable                                                   $1,100,659         $   64,573
      Accounts payable to a related party                                      -               707,724
                                                                         ----------         ----------

        Total current liabilities                                         1,100,659            772,297

      Venturers' capital                                                  3,871,798            210,924
                                                                         ----------         ----------

          Total liabilities and venturers'
            capital                                                      $4,972,457         $  983,221
                                                                         ==========         ==========

      The Company's 50% share of the
        capital of the Joint Venture                                     $1,935,899         $  105,462
                                                                         ==========         ==========

                                   Continued

                      ENVIRONMENTAL SAFEGUARDS, INC. AND
                  SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL
                            STATEMENTS, CONTINUED

4.    INVESTMENT IN JOINT VENTURE, CONTINUED

      STATEMENT OF OPERATIONS
      -----------------------

      Service revenue                                                    $  541,950         $   272,700
                                                                         ----------         -----------

      Costs and expenses:
        Operating and general expenses                                      508,309             131,655
        Loss from investment in OnSite
          Colombia                                                           69,361                -
        Depreciation expense                                                149,340              14,941
                                                                         ----------         -----------

          Total costs and expenses                                         (727,010)           (146,596)

      Net (loss) income                                                  $ (185,060)        $   126,104
                                                                         ==========         ===========

      The Company's 50% equity in (loss)
        earnings of the Joint Venture                                    $  (92,530)        $    63,052
                                                                         ==========         ===========


      The accounts payable to a related party at December 31, 1995 represents amounts due to a subsidiary of PDC that constructed the Joint Venture's first ITD unit. During 1996, the Company was required to make capital contributions totaling $355,570 to pay its share of the first ITD unit's cost (See Note 7).

      In July 1996 the Joint Venture took delivery of an additional ITD unit at an approximate manufactured cost of $950,000. In September 1996 the Joint Venture awarded contracts for four additional units at a total cost of approximately $4,000,000. Following is an analysis of the Joint Venture's commitment at December 31, 1996:

        Approximate amount of original commitment                                           $4,000,000

        Approximate amount paid to date                                                      2,045,000

        Approximate amount included in accounts
          payable at December 31, 1996                                                       1,090,000
                                                                                            ----------

        Remaining commitment at December 31, 1996                                           $  860,000
                                                                                            ==========

      The Company must bear its share of liabilities entered into by the Joint Venture and is subject to any liabilities that result from the operations of the Joint Venture. Failure to meet such liabilities would have a significant negative impact on the operations of the Company.


                                   Continued

                      ENVIRONMENTAL SAFEGUARDS, INC. AND
                  SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL
                            STATEMENTS, CONTINUED

4.    INVESTMENT IN JOINT VENTURE, CONTINUED

      In November 1996, the Joint Venture entered into a joint venture, OnSite Colombia, Inc., (the "Investee") with a group of South American investors. The Investee was established to provide hydrocarbon contaminated soil reclamation/remediation services in Colombia. The Joint Venture owns a 50% interest in the assets, liabilities, capital and profits of the Investee and, accordingly, the Company ultimately participates on a 25% basis in the operations of the Investee. In December 1996, the Joint Venture sold an ITD unit to the Investee for $950,000 in a transaction that resulted in no gain or loss to the Joint Venture.

      Following is summarized information of the Investee as of December 31, 1996 and for the period from inception, November 25, 1996, to December 31, 1996:


      BALANCE SHEET

           ASSETS
           ------

      Cash                                                                                    $  162,961
      Accounts receivable                                                                        184,734
      Other current assets                                                                        35,615
                                                                                              ----------

        Total current assets                                                                     383,310

      Property and equipment, net                                                                910,417
                                                                                              ----------

          Total assets                                                                        $1,293,727
                                                                                              ==========


      LIABILITIES AND VENTURERS' CAPITAL
      ----------------------------------

      Accounts payable                                                                        $    9,954
      Accrued liabilities                                                                         37,127
      Accounts payable to the Joint Venture                                                       78,062
      Accounts payable to the Company                                                             57,306
                                                                                              ----------

        Total current liabilities                                                                182,449

      Due to the Joint Venture                                                                   950,000
      Venturers' capital                                                                         161,278
                                                                                              ----------

          Total liabilities and venturers'
            capital                                                                           $1,293,727
                                                                                              ==========

      The Joint Venture's 50% share of the
        capital of the Investee                                                               $   80,639
                                                                                              ==========


                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.    INVESTMENT IN JOINT VENTURE, CONTINUED

      STATEMENT OF OPERATIONS

      Service revenue                                                                         $  189,424
                                                                                              ----------

      Costs and expenses:
        Operating and general expenses                                                           264,514
        Depreciation expense                                                                      39,583
        Interest expense                                                                          24,049
                                                                                              ----------

          Total costs and expenses                                                               328,146
                                                                                              ----------

      Net loss                                                                                $ (138,722)
                                                                                              ==========

      The Joint Venture's 50% equity in loss
        of the Investee                                                                       $  (69,361)
                                                                                              ==========


5.    NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                              1996                1995
                                                                           ----------          ----------
      Note payable to PDC, bearing interest at
        6.3% per year and repayable based upon
        40% of the Company's cash distributions
        from the Joint Venture, until December 31,
        2000, at which date the entire unpaid
        balance is due.  This note is uncollat-
        eralized.                                                          $3,000,000          $     -

      Note payable to a director/stockholder of
        the Company, with a stated interest rate
        of 9% per year and originally due on
        demand.  This note was repaid through the
        issuance of common stock during 1996.                                    -                 50,004

      Note payable to a former owner of a distri-
        butorship bearing interest at 9% per year
        with principal and interest payable in
        monthly installments of $6,353 through
        April, 1996.  This note was collateralized
        by certain equipment and was repaid
        during 1996.                                                             -                 26,013

                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.    NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

      Note payable to a director/stockholder,
        with a stated interest rate of 9% per year
        and originally payable based upon a per-
        centage of equity capital raised
        subsequent to August 1994.  This note
        was repaid through the issuance of
        common stock during 1996.                                                -                 62,500

      Notes payable to director/stockholders
        bearing interest at 8.75% per year and
        due in January 1996.  These notes were
        uncollateralized and were repaid during
        1996.                                                                    -                 95,000
                                                                           ----------          ----------

          Total notes payable and long-term debt                            3,000,000             233,517

      Less current maturities                                                    -                233,517
                                                                           ----------          ----------

      Long-term debt                                                       $3,000,000          $     -
                                                                           ==========          ==========


      In December 1996, the Company entered into a credit agreement (the "Credit Agreement") with PDC under which PDC provided the Company with $3,000,000 of long-term debt. The Credit Agreement provides for a change in the Company's cash distribution percentage in the Joint Venture from 50%-50% to 30%-70% until the loan is fully repaid. Such difference in the cash distribution percentage will be applied to reduce debt under the Credit Agreement.

      In connection with the Credit Agreement, the Company agreed to issue to PDC warrants to acquire 250,000 shares of the Company's common stock at $2.50 per share. The Credit Agreement encourages early repayment of the underlying debt and accordingly, if the note is not fully repaid by certain target dates the Company must issue to PDC warrants to acquire 50,000 additional shares of the Company's common stock at $2.50 per share on each target date. These target dates are June 30, 1997 and December 31, 1997. All warrants issued under the Credit Agreement expire on December 31, 1998.

      No interest expense was accrued or paid on the $50,004 and $62,500 notes shown above at December 31, 1995. These notes were repaid through issuance of common stock during 1996 and represented debt to related parties who elected to waive payment of accrued interest which would have otherwise totaled approximately $10,000 at December 31, 1995.


                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.    CONVERTIBLE DEBENTURES

      In June 1996, the Company completed an offering of convertible debentures (the "Debentures") which resulted in gross proceeds to the Company (before issuance cost of $54,749) of $1,110,000. The Debentures bear interest at 10% per year and are due in semi-annual payments of interest only through December 31, 2000, at which date the entire principal balance is due. The holders of the Debentures may convert them to shares of the Company's common stock at a conversion rate of $0.60 per share at any time prior to maturity. The Debentures allow for early redemption by the Company and are subject to mandatory conversion upon the occurrence of certain events. The conversion rate is subject to adjustment as described in the Debenture agreement. At the date the Debentures were approved, the Company's common stock had a fair market value of approximately $0.80 per share and, accordingly, the debt was issued at a discount of approximately $370,000. Such discount was to be amortized over the term of the Debentures; however, the Debentures were converted to common stock in February 1997. (See Note 13)


7.    DEFERRED GAIN

      In July 1996, the Company entered into an amendment to the Agreement under which the Company granted the Joint Venture a non-royalty bearing, exclusive, world wide license (the "License") for manufacture and use of the Company's indirect thermal desorption soil remediation and hydrocarbon reclamation/remediation system. In exchange for the granting of the License, Parker Drilling Investment Company made a $202,785 capital contribution to the Joint Venture on behalf of the Company and the Company recorded a $202,785 gain. Such gain has been deferred and will be recognized using the straight-line method over the twenty-eight and one-half year term of the License.


8.    INCOME TAX

      The composition of deferred tax assets and the related tax effects at December 31, 1996 and 1995 are as follows:

                                                                            1996               1995
                                                                         ----------         ----------

        Benefit from carryforward of net
          operating losses                                               $  946,900         $  733,764

        Less valuation allowance                                           (946,900)          (733,764)
                                                                         ----------         ----------

          Net deferred tax asset                                         $     -            $     -
                                                                         ==========         ==========

                                   Continued

                      ENVIRONMENTAL SAFEGUARDS, INC. AND
                  SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL
                            STATEMENTS, CONTINUED

8.    INCOME TAX, CONTINUED

      The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                                       1996                     1995
                                                               --------------------    ---------------------
                                                                         PERCENTAGE               PERCENTAGE
                                                                         OF PRE-TAX               OF PRE-TAX
                                                                AMOUNT      LOSS        AMOUNT       LOSS
                                                               --------  ----------    --------   ----------
      Benefit for income tax at
        federal statutory rate                                 $219,936      34%       $413,308       34%
      Non-deductible expenses                                    (6,800)     (1%)          -          -
      Increase in valuation
        allowance                                              (213,136)    (33%)      (413,308)     (34%)
                                                               --------  -------       --------    ------

          Total                                                $   -         -         $   -          -
                                                               ========  =======       ========    ======


      At December 31, 1996 and 1995, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2,884,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2001 and 2012. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.


9.    CAPITAL STOCK

      Following is a summary of activity in the Company's capital stock accounts during the years ended December 31, 1996 and 1995:

      SERIES A CONVERTIBLE PREFERRED STOCK

      The Company has authorized 500,000 shares of serial preferred stock and during the year ended December 31, 1993 the Company issued 296,170 shares of Series A Convertible Preferred stock. The 296,170 shares of preferred stock which were issued during 1993 included 147,400 shares issued for cash of $2.50 per share, 100,000 shares issued to cancel certain unsuccessful operating agreements and 48,770 shares issued in payment of certain expenses and stockholder loans. All preferred stock issued in 1993 was valued at $2.50 per share. The cancellation of the operating agreement, described above, also included the issuance of 150,000 shares of common stock valued at $1.50 per share.

                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.    CAPITAL STOCK, CONTINUED

      Series A Preferred Stock is noncumulative, has voting rights of one vote per share, and is convertible to common stock on a share for share basis. All outstanding shares of Series A preferred stock originally contained a provision by which they were automatically converted to common stock on December 31, 1995. However, on June 26, 1995, when the Company's common stock had a value of approximately $1.00 per share, the Company's board of directors adopted a three for one conversion of all outstanding Series A preferred stock to common stock and pursuant to this board resolution, all shares of preferred stock were converted.

      COMMON STOCK

      In January and June 1995, the Company issued a total of 10,820 shares of common stock in payment for services. The stock was issued at a value of $1.00 per share based upon the estimated fair value of the stock at the date of issue.

      In May 1995, the Company received $300,000 for the sale of 12% convertible debentures due in May 1996. The holders converted these debentures into 300,000 shares of common stock of the Company during 1995.

      In February 1996, the Company closed an exempt offering under Regulation D of the Securities Act of 1933. The Company collected cash proceeds of $700,000 for issuance of 875,000 shares of common stock ($390,000 collected in 1995 and $410,000 in 1996).

      In April 1996, the Company issued 138,690 shares of common stock as payment of $194,191 of compensation to eight former key employees and certain former directors of the Company ($163,937 of the compensation was recognized and accrued in 1995 and $30,254 was recognized in 1996). The Company also issued 40,178 shares of common stock in repayment of certain outstanding debt totaling $112,504. In connection with the debt repayment, the Company will issue an additional 40,178 shares in January 1998 and the value of such shares is included in unissued common stock at December 31, 1996. The common stock issued in these transactions was recorded at a price of $1.40 per share based upon the estimated fair value of the stock at the date the settlement agreements were reached.



                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.    CAPITAL STOCK, CONTINUED

      In July and August 1996, the Company issued 139,510 shares of common stock in payment for services provided by certain vendors, directors and a former contractor of the Company. The common stock was issued at prices ranging from $2.00 to $2.50 per share based upon the estimated fair value of the common stock at the date of issuance or the estimated fair value of the services.

      In February 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933. The Company collected cash proceeds of $833,500 for the issuance of 333,400 shares of common stock ($688,500 collected in 1996 and $145,000 in 1997).

      In June 1995, the Company effected a one for ten reverse stock split because management believed that such a split would improve the market price of the Company's common stock. In January 1996 the Company effected a ten for one stock split to return the Company to its position prior to the reverse split. All share and per share amounts included in the financial statements provide retroactive effect to the stock splits.

      UNISSUED COMMON STOCK

      Unissued common stock at December 31, 1996 and 1995 represents shares for which cash proceeds or other consideration had been received but shares had not been issued at year end. The shares were subsequently issued in March 1997 and February 1996, respectively.

      STOCK OPTIONS

      In November 1995, the Company granted a total of 2,900,000 stock options to certain officers/directors and a former officer/director of the Company at an option price of $0.60 per share. An option for 40,000 of such shares was exercised in August 1996.



                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.    CAPITAL STOCK, CONTINUED

      Following is a summary of stock option activity:

                                                                          Number of             Exercise
                                                                            Shares               Price
                                                                          ----------            --------
             Options outstanding at
               January 1, 1995                                              563,542              $5.00

                 Granted                                                  2,900,000              $0.60
                                                                          ---------

             Options outstanding at
               December 31, 1995                                          3,463,542

                 Exercised                                                  (40,000)             $0.60
                                                                          ---------

             Options outstanding at
               December 31, 1996                                          3,423,542
                                                                          =========

   Following is a summary of outstanding stock options at December 31, 1996:

             Number of Shares         Expiration Date          Exercise Price
             ----------------         ---------------          --------------

                 563,542               November 1998               $5.00
               2,860,000               November 2005               $0.60

      STOCK WARRANTS

      In September 1995, in connection with certain short term loans from an individual, the Company issued warrants to purchase 370,000 shares of the Company's common stock at a price of $0.45 per share. These warrants were exercised in September 1996.

      In December 1996, in connection with the Credit Agreement, the Company issued PDC warrants to acquire 250,000 shares of the Company's common stock at $2.50 per share. (See Note 5)

                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.   MAJOR CUSTOMERS

      During the years ended December 31, 1996 and 1995, all of the Company's revenue came from three customers, each of which accounted for more than 10% of the Company's revenue. One such customer contracted for services directly with the Company and the other two customers contracted for services through the Joint Venture or the Investee.


11.   EXTRAORDINARY GAIN ON ELIMINATION OF DEBT

      During the year ended December 31, 1996, the Company negotiated with many of its vendors concerning old outstanding balances. These negotiations resulted in the vendors forgiving $74,035 of old balances. The gain on forgiveness of accounts payable is presented as a extraordinary item in the accompanying statement of operations and accumulated deficit.


12.   LITIGATION

      The Company is involved as a defendant in certain litigation filed by an engineering company (the "Engineering Company") that constructed certain soil reclamation/remediation units for the Company. The litigation originally involved claims by the Engineering Company that the Company owed additional compensation of approximately $150,000 for units constructed which the Company believes did not meet required performance criteria. The Company filed a counter claim for $200,000 to obtain damages from the Engineering Company. The Company has been advised that in 1994, the Engineering Company filed a petition seeking Chapter 11 Bankruptcy Protection. A Notice of Automatic Stay was filed in August 1994. In January 1995, the Engineering Company filed a Plan of Reorganization with the Bankruptcy Court whereby the Company received nothing and no adversary pleadings were filed against the Company.

                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.   SUBSEQUENT EVENTS

      In February 1997, the Company completed a public registration of 2,304,792 shares of its common stock. The Company's 10% convertible debentures provide that they would be automatically converted into shares of the Company's common stock upon the effective registration by the Company of its common stock under the Securities Exchange Act of 1934 as amended. Of the 2,304,792 shares offered in the registration, 370,000 shares were outstanding at December 31, 1996 and the balance of 1,934,792 were issued in March 1997 pursuant to the conversion of the 10% debentures and payment of related accrued interest. To facilitate analysis, the following proforma condensed balance sheet gives effect to the following transactions as though the transactions had occurred at December 31, 1996:

             1. Conversion of the Company's 10% convertible debentures and related accrued interest to common stock in February 1997.

             2. Closing of the Company's most recent Regulation D offering in February 1997 (See Note 9).

             3. Issuance of 100,000 shares of common stock for $60,000 in cash pursuant to existing stock options that were exercised in February 1997.

            PROFORMA CONDENSED BALANCE SHEET AT DECEMBER 31, 1996

                                                            AS             PROFORMA            PROFORMA
                                                         REPORTED         ADJUSTMENTS         (UNAUDITED)
                                                        ----------        -----------         -----------
      ASSETS
      ------

        Current assets                                  $3,420,606        $  205,000          $3,625,606
        Property and equipment, net                          4,422              -                  4,422
        Investment in the Joint Venture                  1,935,899              -              1,935,899
        Other assets                                       120,060          (119,135)                925
                                                        ----------        ----------          ----------

          Total assets                                  $5,480,987        $   85,865          $5,566,852
                                                        ==========        ==========          ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

        Current liabilities                             $   72,341        $   (9,427)         $   62,914
        Convertible debentures                           1,154,000        (1,154,000)               -
        Long-term debt                                   3,000,000              -              3,000,000
        Deferred gain                                      199,666              -                199,666
        Stockholders' equity                             1,054,980         1,249,292           2,304,272
                                                        ----------        ----------          ----------

          Total liabilities and
            stockholders' equity                        $5,480,987        $   85,865          $5,566,852
                                                        ==========        ==========          ==========


                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.   SUBSEQUENT EVENTS, CONTINUED

      The pro-forma condensed balance sheet does not include conversion of interest earned on the debentures during the period from December 31, 1996 to the date of conversion. If the common stock issued upon conversion of the Company's 10% convertible debentures had been outstanding since the date the debentures were issued, loss per share for 1996 would have been $(0.09).

                                   SIGNATURES

         In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                    Environmental Safeguards, Inc..


                                    By: /s/ James S. Percell
                                       ------------------------------------
                                       James S. Percell, Chairman of the
                                       Board and Chief Executive Officer



Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                                           Title                               Date
---------                                           -----                               ----
/s/ James S. Percell                                Chairman of the Board,           March 27, 1997
--------------------------------------              Chief Executive Officer,
      James S. Percell                              and Director

/s/ Michael M. Dunson                               Director and Chief               March 27, 1997
---------------------------------------             Financial Officer
      Michael M. Dunson

/s/ Bryan Sharp                                     Director                         March 27, 1997
---------------------------------------
      Bryan Sharp

/s/ Robin Pate                                      Director                         March 27, 1997
---------------------------------------
      Robin Pate

                               INDEX TO EXHIBITS


Exhibit No.  Identification of Exhibit
-----------  -------------------------
 3.1(1)      Certificate of Incorporation of the Registrant
 3.2(1)      Bylaws of the Registrant
 4.1(1)      See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws of the Registrant
             defining rights of holders of common stock of the Registrant
 4.2(1)      Common Stock specimen
 4.5(1)      Form of Warrant Certificate of Parker Drilling Company
10.1(1)      Operating Agreement of OnSite Technology, LLC
10.2(1)      Purchase Order for ITD Units with Roberds-Johnson Industries, Inc.
10.3(1)      Credit Agreement between Environmental Safeguards, Inc. and Casuarina, Ltd.
10.4(1)      Term Note of Environmental Safeguards Inc., borrower.
10.5(1)      Warrant Agreement between Environmental Safeguards, Inc. and Parker Drilling
             Company
21.1(1)      Subsidiaries of Registrant
27.1         Financial Data Schedule

--------------------


(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-15025), as amended, effective with the Commission on February 11, 1997, and incorporated herein by reference thereto.