Form 10KSB/A
period 1996-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1997-03-31
CIK 1017616

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                  ----------------------------------------
                               Amendment No. 1
                                 FORM 10-KSB
                  ----------------------------------------

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Report. See Consolidated Financial Statements.

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


                                                           1996               1995
                                                           ----               ----
Service Revenues                                         $ 541,950         $ 272,700

Costs and Expenses:
    Operating and general expenses                        508,309            131,655
    Loss from investment in OnSite Colombia                69,361                  -
    Depreciation expense                                  149,340             14,941
                                                        ---------          ---------

        Total costs and expenses                         (727,010)          (146,596)

Net (loss) income                                       $(185,060)           $126,104
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

                                   SIGNATURES


         In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.


                                    Environmental Safeguards, Inc..


                                    By: /s/ James S. Percell
                                       ------------------------------------
                                       James S. Percell, Chairman of the
                                       Board and Chief Executive Officer



Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                                           Title                               Date
---------                                           -----                               ----
/s/ James S. Percell                                Chairman of the Board,           March 31, 1997
--------------------------------------              Chief Executive Officer,
      James S. Percell                              and Director

/s/ Michael M. Dunson                               Director and Chief               March 31, 1997
---------------------------------------             Financial Officer
      Michael M. Dunson

/s/ Bryan Sharp                                     Director                         March 31, 1997
---------------------------------------
      Bryan Sharp

/s/ Robin Pate                                      Director                         March 31, 1997
---------------------------------------
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