Form 10QSB
period 1997-03-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1997-05-12
CIK 1017616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            --------------------

                                  FORM 10-QSB

                            --------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the Quarterly Period Ended: March 31, 1997



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


                        2600 South Loop West, Suite 645
                              Houston, Texas 77054
          (Address of principal executive offices, including zip code)

                                 (713) 641-3838
              (Registrant's telephone number, including area code)

                            --------------------


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[x] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         At May 9, 1997, 9,282,265 shares of common stock, $.001 par value, were outstanding.

         Transitional Small Business Disclosure Format (check one);   Yes [ ]
No [x]

================================================================================

                         ENVIRONMENTAL SAFEGUARDS, INC.



                                    CONTENTS



                                                                               Page
                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                     3

         Consolidated Balance Sheets as of March 31, 1996
                 and March 31, 1997 (unaudited)                                   4

         Consolidated Statements of Operations and Accumulated Deficit
                 for the three months ended March 31, 1996 and
                 March 31, 1997 (both unaudited)                                  5

         Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1996 and March 31, 1997 (both unaudited)         6

         Selected Notes to Consolidated Condensed Interim
                 Financial Statements                                          7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13-17

PART II - OTHER INFORMATION

Item 5.  Other Information                                                       18

         Signature Page                                                          19

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27--Financial Data Schedule


                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

                                   ----------


              CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS
                      AS OF AND FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS
                            MARCH 31, 1997 AND 1996

                                  -----------
                                  (UNAUDITED)

     ASSETS                                                                       1997           1996
     ------                                                                    -----------    -----------
Current assets:
  Cash and cash equivalents                                                    $ 2,626,760    $   212,354
  Accounts receivable from the Investee                                             57,661           --
                                                                               -----------    -----------

    Total current assets                                                         2,684,421        212,354

Property and equipment, net                                                          3,978         16,415
Investment in the Joint Venture                                                  2,887,442        523,326
Debt issuance costs                                                                   --           54,749
Other assets, net                                                                      925           --
                                                                               -----------    -----------

      Total assets                                                             $ 5,576,766    $   806,844
                                                                               ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of
    long-term debt                                                             $      --      $     6,013
  Accounts payable, trade                                                          121,907        302,369
  Accounts payable to the Joint Venture                                             12,351        162,416
  Accrued liabilities                                                               23,229           --
                                                                               -----------    -----------

    Total current liabilities                                                      157,487        470,798

Long-term debt, including accrued interest
  of $53,681 at March 31, 1997                                                   3,053,681           --
Deferred gain                                                                      197,887           --
                                                                               -----------    -----------

      Total liabilities                                                          3,409,055        470,798
                                                                               -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Common stock; $.001 par value, 50,000,000 shares authorized, 9,257,865 and
    6,126,450 shares issued and outstanding at March 31,
    1997 and 1996, respectively                                                      9,258          6,126
  Unissued common stock                                                            147,252        306,695
  Additional paid-in capital                                                     5,627,110      2,923,698
  Accumulated deficit                                                           (3,615,909)    (2,900,473)
                                                                               -----------    -----------

    Total stockholders' equity                                                   2,167,711        336,046
                                                                               -----------    -----------

      Total liabilities and stockholders'
        equity                                                                 $ 5,576,766    $   806,844
                                                                               ===========    ===========


              The accompanying selected notes are an integral part
               of these condensed interim financial statements.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED INTERIM STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   ----------
                                  (UNAUDITED)

                                                     1997           1996
                                                 -----------    -----------
Income:
  Interest income                                $    30,553    $      --
  Income from investment in the
    Joint Venture                                      1,543         44,898
  Other income                                         1,793           --
                                                 -----------    -----------

    Total income                                      33,889         44,898
                                                 -----------    -----------

Costs and expenses:
  Operational and general                            112,143        112,507
  Depreciation expenses                                  444          1,825
  Interest expenses                                   80,203          2,246
  Stock compensation                                    --           30,254
                                                 -----------    -----------

    Total costs and expenses                         192,790        146,832
                                                 -----------    -----------

Loss before extraordinary gain on elimination
  of debt                                           (158,901)      (101,934)

Extraordinary gain on elimination of debt, net          --           11,598
                                                 -----------    -----------

Net loss                                            (158,901)       (90,336)

Accumulated deficit at beginning of period        (3,457,008)    (2,810,137)
                                                 -----------    -----------

Accumulated deficit at end of period             $(3,615,909)   $(2,900,473)
                                                 ===========    ===========

Weighted average shares outstanding                9,224,532      5,819,478
                                                 ===========    ===========

Net loss per common share before extra-
  ordinary gain on elimination of debt                 (0.02)         (0.02)

Extraordinary gain                                      --             --
                                                 -----------    -----------

Net loss per common share                              (0.02)         (0.02)
                                                 ===========    ===========



              The accompanying selected notes are an integral part
               of these condensed interim financial statements.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   ----------
                                  (UNAUDITED)

                                                           1997           1996
                                                       -----------    -----------
Cash flows from operating activities:
  Net loss                                             $  (158,901)   $   (90,336)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Extraordinary gain on elimination of debt                 --          (11,598)
    Common and preferred stock issued in exchange
      for services                                            --           30,254
    Income from investment in the Joint Venture             (1,543)       (44,898)
    Amortization of deferred gain                           (1,779)          --
    Amortization of debt issuance costs                      1,507           --
    Amortization of debt discount                           12,312           --
    Depreciation expense                                       444          1,825
    Changes in operating assets and liabilities:
      Decrease in accounts receivable from the
        Investee                                               355           --
      Increase in accounts payable                         110,595         50,269
      Decrease (increase) in accrued liabilities            55,398         (2,000)
                                                       -----------    -----------

          Net cash used in operating activities             18,388        (66,484)
                                                       -----------    -----------

Cash flows from investing activities:
  Investment in the Joint Venture                         (950,000)      (210,550)
                                                       -----------    -----------

          Net cash used in investing activities           (950,000)      (210,550)
                                                       -----------    -----------

Cash flows from financing activities:
  Repayment of notes payable                                  --          (95,000)
  Payment of stock issuance costs                           (9,928)          --
  Proceeds from sale of common stock                       205,000        410,000
  Repayment of long-term debt                                 --          (20,000)
                                                       -----------    -----------

          Net cash provided by financing activities        195,072        295,000
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents      (736,540)        17,966

Cash and cash equivalents, beginning of period           3,363,300        194,388
                                                       -----------    -----------

Cash and cash equivalents, end of period               $ 2,626,760    $   212,354
                                                       ===========    ===========

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                       $      --      $     4,329
                                                       ===========    ===========


             The accompanying selected notes are an integral part
                    of these interim financial statements.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                    SELECTED NOTES TO CONSOLIDATED CONDENSED
                          INTERIM FINANCIAL STATEMENTS

                                   ----------
                                  (UNAUDITED)

1.     ORGANIZATION:

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

       The Company is engaged in the business of developing, marketing and providing environmental reclamation/remediation technologies and services. To date, the primary service offered by the Company has been the reclamation/remediation of soil contaminated by oil based drilling mud, fuel spills, leaking underground storage tanks and other sources of hydrocarbon contamination. The Company's primary customers have generally been energy companies operating in the Western United States; however, the Company is making efforts to broaden the geographical scope of its operations and is now operating reclamation/remediation units in South America.


2.     INTERIM FINANCIAL STATEMENTS:

       The unaudited consolidated condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the three month periods ended March 31, 1997 and March 31, 1996 are not necessarily indicative of results of operations for the respective full years.

       A summary of the Company's significant accounting policies and other information necessary to understand these consolidated condensed interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 1996 and 1995. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.








                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                    SELECTED NOTES TO CONSOLIDATED CONDENSED
                    INTERIM FINANCIAL STATEMENTS, CONTINUED

                                   ----------
                                  (UNAUDITED)

3.     INVESTMENT IN JOINT VENTURE

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

       Effective August 1, 1995, the Company and PDC entered into a joint venture agreement (the "Agreement") to provide services previously provided under the exclusive marketing agreement described in the previous paragraph. Accordingly, Onsite Technology, L.L.C. (the "Joint Venture") was formed under the Oklahoma Limited Liability Company Act. Pursuant to the Agreement, as amended, the Company granted to the Joint Venture certain exclusive licenses to use the technologies included in the reclamation/remediation units and the proprietary processes for on location soil reclamation/remediation in the United States and in certain foreign countries. PDC has agreed to actively market and promote the services of the Joint Venture through specific actions described in the Agreement. Expenses associated with certain promotional activities will be borne by PDC until July 31, 1996 and included in the operational and general expenses of the Joint Venture. The Company intends to conduct all of its future business operations, related to its ITD technology and related services through the Joint Venture.

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

       Following is summarized financial information of the Joint Venture as of March 31, 1997 and 1996 and for the three months then ended:





                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                    SELECTED NOTES TO CONSOLIDATED CONDENSED
                    INTERIM FINANCIAL STATEMENTS, CONTINUED

                                   ----------
                                  (UNAUDITED)

3.     INVESTMENT IN JOINT VENTURE, CONTINUED:

       BALANCE SHEET
                                                1997         1996
                                             ----------   ----------
        ASSETS

   Current assets:
     Cash                                    $  151,001   $  280,836
     Accounts receivable, trade                  75,600      100,800
     Accounts receivable from the Company        12,351      162,416
     Accounts receivable from the Investee       92,203         --
     Other current assets                         6,820          500
                                             ----------   ----------

       Total current assets                     337,975      544,552

   Due from the Investee                        950,000         --
   Property and equipment, net                4,639,629      718,501
   Investment in the Investee                   156,008         --
                                             ----------   ----------

       Total assets                          $6,083,612   $1,263,053
                                             ==========   ==========


   LIABILITIES AND VENTURERS' CAPITAL

   Current liabilities:
     Accounts payable                        $  308,729   $   43,810
     Accounts payable to a related party           --        172,591
                                             ----------   ----------

       Total current liabilities                308,729      216,401

   Venturers' capital                         5,774,883    1,046,652
                                             ----------   ----------

       Total liabilities and venturers'
         capital                             $6,083,612   $1,263,053
                                             ==========   ==========

   The Company's 50% share of the
     capital of the Joint Venture            $2,887,442   $  523,326
                                             ==========   ==========








                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                    SELECTED NOTES TO CONSOLIDATED CONDENSED
                    INTERIM FINANCIAL STATEMENTS, CONTINUED

                                   ----------
                                  (UNAUDITED)

3.     INVESTMENT IN JOINT VENTURE, CONTINUED:

STATEMENT OF OPERATIONS
                                       1997       1996
                                     --------   --------
Income:
  Service revenue                    $151,200   $234,050
  Income from investment in OnSite
    Colombia                           75,369       --
  Interest income                      28,110       --
                                     --------   --------

    Total income                      254,679    234,050
                                     --------   --------

Costs and expenses:
  Operating and general expenses      213,085    108,544
  Depreciation expense                 38,509     35,710
                                     --------   --------

    Total costs and expenses          251,594    144,254
                                     --------   --------

Net income                           $  3,085   $ 89,796
                                     ========   ========

The Company's 50% equity in income
  of the Joint Venture               $  1,543   $ 44,898
                                     ========   ========


       The accounts payable to a related party at March 31, 1996 represents amounts due to a subsidiary of PDC that constructed the Joint Venture's first ITD unit.

       In July 1996 the Joint Venture took delivery of an additional ITD unit at an approximate manufactured cost of $950,000. In September 1996 the Joint Venture awarded contracts for four additional units at a total cost of approximately $4,000,000. Following is an analysis of the Joint Venture's commitment at March 31, 1997:

         Approximate amount of original commitment                 $4,000,000
         Add increase for changes                                     257,000
                                                                   ----------
         Adjusted commitment                                        4,257,000
         Approximate amount paid to date                            3,817,000
         Approximate amount included in accounts
           payable at March 31, 1997                                  250,000
                                                                   ----------
         Remaining commitment at March 31, 1997                    $  190,000
                                                                   ==========






                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                    SELECTED NOTES TO CONSOLIDATED CONDENSED
                    INTERIM FINANCIAL STATEMENTS, CONTINUED

                                   ----------
                                  (UNAUDITED)

3.     INVESTMENT IN JOINT VENTURE, CONTINUED:

       The Company must bear its share of liabilities entered into by the Joint Venture and is subject to any liabilities that result from the operations of the Joint Venture. Failure to meet such liabilities would have a significant negative impact on the operations of the Company.

       In November 1996, the Joint Venture entered into a joint venture, OnSite Colombia, Inc., (the "Investee") with a group of South American investors. The Investee was established to provide hydrocarbon contaminated soil reclamation/remediation services in Colombia. The Joint Venture owns a 50% interest in the assets, liabilities, capital and profits of the Investee and, accordingly, the Company ultimately participates on a 25% basis in the operations of the Investee. In December 1996, the Joint Venture sold an ITD unit to the Investee for $950,000 in a transaction that resulted in no gain or loss to the Joint Venture. In March 1997, the Investee entered into a sales leaseback transaction for this ITD unit and in April 1997 received $950,000 in cash proceeds from the sale. However, due to the terms of the leaseback transaction, no gain or loss was recognized on the sale.


4.     COMMITMENTS

       In March 1997, the Company entered into a three year employment agreement with the Chief Executive Officer that provides for an annual salary of $125,000 per year and includes provisions for incentive bonuses.






                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                    SELECTED NOTES TO CONSOLIDATED CONDENSED
                    INTERIM FINANCIAL STATEMENTS, CONTINUED

                                   ----------
                                  (UNAUDITED)

5.     STOCKHOLDERS' EQUITY

       In February 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933. The Company collected cash proceeds of $833,500 for the issuance of 333,400 shares of common stock ($688,500 collected in 1996 and $145,000 in 1997).

       In February 1997, the Company also completed a public registration of 2,304,792 shares of its common stock. The company's 10% convertible debentures provide that they would be automatically converted into shares of the Company's common stock upon the effective registration by the Company of its common stock under the Securities Exchange Act of 1934 as amended. Of the 2,304,792 shares offered in the registration, 370,000 shares were outstanding at December 31, 1996 and the balance of 1,934,792 were issued in March 1997 pursuant to the conversion of the 10% debentures and payment of related accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited consolidated condensed interim financial statements and related notes thereto included in this quarterly report and the audited Consolidated Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 10KSB for the year ended December 31, 1996.

     Certain of the statements contained in the body of this report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause results to differ materially from those described in the forward-looking statements. Such forward-looking statements are typically identified by statements to the effect that the Company "believes", "estimates", "intends", "expects", or "anticipates" a certain state of affairs. There are a number of important factors that could cause the results of the Company to differ materially from such forward-looking statements including: the Company's ability to attain widespread market acceptance of its technology, the Company's ability to obtain acceptable forms and amounts of financing to fund planned expansion efforts and the Company's ability to maintain acceptable utilization rates on its equipment.


RESULTS OF OPERATIONS

GENERAL

     Environmental Safeguards, Inc. is engaged in the development, production and sale of environmental reclamation/remediation technologies and services. Certain of the Company's technologies and services are provided through the Company's fifty percent owned joint venture, OnSite Technology, L.L.C. (the "Joint Venture"). The environmental reclamation/remediation services provided by the Company through the Joint Venture have, to date, involved the removal of hydrocarbon contaminants from soil using indirect thermal desorption ("ITD") remediation technology.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has operated with limited financial resources and the Company believes that a lack of such resources has slowed the commercialization of its ITD technology. The Company has relied almost exclusively on private offerings of debt and equity securities for its financial needs and such financial needs have increased dramatically since the formation of the Joint Venture.

     During the three months ended March 31, 1997 the Joint Venture took delivery of two ITD Units, each costing approximately $1,100,000. Two additional ITD units currently being built for the Joint Venture are expected to be completed and delivered by June 30, 1997. During the three months ended March 31, 1997, the Company took two important steps that have strengthened its financial position and cash flow and have allowed the Company to comfortably fund its share of the cost of ITD units purchases by the Joint Venture, as follows:

o In February 1997 the Company closed a Regulation D offering of its common stock at $2.50 per share through which the Company raised $833,500 before offering costs involving the issuance of 333,400 shares. These funds have been placed into the general working capital account of the Company.

o In February 1997 the Company also completed a public registration of 2,304,792 shares of its common stock that resulted in the automatic conversion of the Company's 10% convertible debentures and related accrued interest thereon. At February 22, 1997, the date of conversion, the carrying value of the debentures was $1,166,312 and related accrued interest was $95,709.

     The Company is currently primarily dependent on the operations of the Joint Venture for its future growth and success. During the three months ended March 31, 1997, the Company contributed $950,000 to the Joint Venture to allow the Joint Venture to continue expanding operations. The Company continues to consider its most important function to be commercializing new environmental technologies, expanding the market for the Joint Venture's technology and raising capital to meet its obligations for new equipment in the Joint Venture. In November 1996 the Joint Venture received a one year contract from a major international energy company who is employing the Joint Venture's second and third ITD Unit in Colombia through a new 50%-50% venture between the Joint Venture and a group of South American investors. The new venture, OnSite Colombia, is discussed below in Operations of OnSite Technology, L.L.C.. As demand grows for the Joint Venturer's services, the Company may again be faced with the need to raise additional funds for its share of the cost of more units.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

     The Company's net loss for the three months ended March 31, 1997 increased by approximately $68,000 over the three months ended March 31, 1996 due primarily to interest expense associated with convertible debentures (since converted to equity in February 1997), partially offset by higher interest income on investment of the proceeds.

     Interest income was almost $31,000 during the three months ended March 31, 1997 due to the investment of proceeds from long-term debt of $3,000,000 received in the fourth quarter of 1996 and investment of net proceeds of approximately $800,000 from the Company's most recent Regulation D offering that closed in February 1997. During the three months ended March 31, 1996, the Company was in a tight cash flow position and had no excess cash to invest. The proceeds from long-term debt and the Regulation D offering will eventually be used to fund the Company's continuing operations and additional investment in the Joint Venture.

     The Company realized net income of $1,543 on its investment in the Joint Venture during the three months ended March 31, 1997 as compared to income of $44,898 during the quarter ended March 31, 1996. The Company's investment in the Joint Venture is discussed in OPERATIONS OF ONSITE TECHNOLOGY, L.L.C. below.

     Operating and general expenses of the Company were relatively constant during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 because they consist primarily of the relatively steady cost to the Company of managing its investment in the Joint Venture. These costs should be expected to rise in the subsequent quarters because the Company has signed a three year employment contract with its Chief Executive Officer that will increase compensation expenses by $125,000 per year; however, payment of such compensation will not begin prior to the fourth quarter 1997.

     The Company's interest expense increased by approximately $78,000 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase is the result of interest expense on $1,110,000 of convertible debentures and $3,000,000 long-term debt that originated in June 1996 and December 1996, respectively. Interest expense on the convertible debentures will be eliminated in subsequent quarters because such debentures were converted to common stock in February 1997.

     Stock compensation of approximately $30,000 and extraordinary gain on elimination of debt of approximately $12,000 during the three months ended March 31, 1996 were not of a recurring nature and, accordingly, there are no similar items of expense and income during the quarter ended March 31, 1997.

OPERATIONS OF ONSITE TECHNOLOGY, L.L.C.

     The Joint Venture began operations in late November of 1995 and has had a significant impact on the composition of revenue, costs and expenses of the Company. Management does not expect OnSite to be consistently profitable until at least 3 - 4 ITD units are operational at favorable utilization rates. At March 31, 1997 the Joint Venture has only one ITD unit in operation; however, a second unit is being operated through the Joint Venture's 50% owned investment, OnSite Colombia, which began operations in November 1996. In April 1997, a third unit began operations through OnSite Colombia. The following reflects the results of operations of the Joint Venture, including its investment in OnSite
Colombia:

                                                   1997       1996
                                                 --------   --------

Income:
     Service Revenues                            $151,200   $234,050
     Income from Investment in OnSite Colombia     75,369       --
     Interest income                               28,110       --
                                                 --------   --------

              Total income                        254,679    234,050
                                                 --------   --------

Costs and Expenses:
     Operating and general expenses               213,085    108,544
     Depreciation expense                          38,509     35,710
                                                 --------   --------
       Total costs and expenses                   251,594    144,254
                                                 --------   --------

Net income                                       $  3,085   $ 89,796
                                                 ========   ========


     As shown by the results of the Joint Venture's operations, in the three months ended March 31, 1997 the Joint Venture experienced a decrease in profitability as a job was nearing completion due to a decline in the hydrocarbon contaminated soil available for processing. Furthermore, the additional cost associated with building a strong management team and expenses incurred managing the Company's investment in the Joint Venture caused the increase in operating and general expenses and impacted profitability. The Joint Venture expects to increase profitability through employment of additional ITD Units now being built and through higher utilization rates on existing units.

     In November 1996, the Joint Venture entered into a joint venture, OnSite Colombia, with a group of South American investors. The Joint Venture Colombia was established to provide hydrocarbon contaminated soil reclamation services to energy companies operating in Colombia. The Joint Venture owns a 50% interest in the assets, liabilities, capital and profits of OnSite Colombia and, accordingly, the Company ultimately participates on a 25% basis in the operations of OnSite Colombia. In December 1996, OnSite sold its newest ITD unit to OnSite Colombia for $950,000 in a transaction that resulted in no gain or loss to the Joint Venture. In March 1997, in order to improve cash flow for the Joint Venture, OnSite Colombia negotiated a sales leaseback transaction with a bank in order to repay the Joint Venture for the unit.

     The Joint Venture's contract with a major petroleum company operating in Wyoming will terminate during the second quarter of 1997. Subsequent to the completion of that contract, the ITD Unit being used in Wyoming will be upgraded to match the capabilities of the Company's latest ITD Units. Due to the positive performance of the ITD Unit in Colombia, during the quarter ended March 31, 1997 the client initiated a two year contract for a second ITD Unit and replaced the one year contract for the initial ITD Unit with a two year contract. The Company is currently in negotiations to contract for the services of a third ITD Unit for service in Colombia.

TRENDS AND UNCERTAINTIES

     The Joint Venture continues to receive strong interest through inquiries for its remediation services. The Company believes there is a trend by major petroleum industry participants to address past hydrocarbon contamination problems and to prevent current contamination caused during exploration for, and the production, refining, transportation, storage and distribution of hydrocarbons. The Company believes that these environmental concerns, related industry trends and governmental regulations will increase demand for the Company's soil remediation technology. However, the Company is aware of competing technologies and other companies that offer similar services. Some of the competitors are well established companies with greater capital resources, larger research and development staffs and greater marketing capabilities. Also, the Company is aware of the inherent risks which it faces concerning conducting operations in a foreign country and the possibility that its technology may become obsolete. Furthermore, as the Joint Venture continues to grow it will be necessary to acquire additional ITD Units. This expansion of the capital equipment will necessitate further funding obligations on the Company. Management is aware that the inability of the Company to raise its share of the necessary funding for the Joint Venture's growth could adversely effect the Company.

     Although the Company has not yet achieved profitability, management believes that environmental concerns by major petroleum companies and pressures by the government(s) will continue to create opportunities for the Company's technology, particularly as they relate to land based and offshore drilling discharge.

                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

        On March 27, 1997 the Board of Directors of the Company entered into a three year employment agreement with James S. Percell (the "Agreement") to serve as its President and Chief Executive Officer. The Agreement has a
minimum three year term and provides for an annual salary of $125,000.   The
Agreement also allows for an annual bonus, in the discretion of the Board of Directors (excluding Mr. Percell), based upon the financial performance, including evaluation of the income and earnings of the Company during the year. The Agreement also provides for participation in all benefit plans maintained by the Company for salaried employees.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

                 (1) Exhibit 27.  Financial Data Schedule


         (b)     REPORTS ON FORM 8-K

                 (1) On April 22, 1997, The Company filed a current report on Form 8-K regarding (i) Other Events.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       ENVIRONMENTAL SAFEGUARDS, INC.



Date: May 7, 1997                      By:    /s/ James S. Percell
                                           ---------------------------------
                                           James S. Percell, President


                                       By:    /s/ Ronald L. Bianco
                                           ---------------------------------
                                           Ronald L. Bianco, Chief Financial
                                           Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
