Form 10QSB
period 1997-06-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1997-08-05
CIK 1017616

 ______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the Quarterly Period Ended: June 30, 1997





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

                        2600 West Loop South, Suite 645
                              Houston, Texas 77054
          (Address of principal executive offices, including zip code)

                                 (713) 641-3838
              (Registrant's telephone number, including area code)

                               _________________


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

         At July 29, 1997, 9,282,265 shares of common stock, $.001 par value, were outstanding.

         Transitional Small Business Disclosure Format (check one);   Yes [ ]
No [x]

                         Environmental SAFEGUARDS, INC.



                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                    3

                 Consolidated Condensed Interim Balance Sheets
                   as of June 30, 1997 and 1996                                                  4

                 Consolidated Condensed Interim Statements
                   of Operations and Accumulated Deficit
                   for the three and six months
                   ended June 30, 1997 and 1996                                                  5

                 Consolidated Condensed Interim Statements of
                   Cash Flows for the three and six months ended
                   June 30, 1997 and 1996                                                        6

         Selected Notes to Consolidated Condensed Interim
                 Financial Statements                                                       7 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition and                   13 - 16
                 Results of Operations

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                       17

Signature Page                                                                                  18

Exhibit 27 - Financial Data Schedule

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                                   ----------



              CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS
                       AS OF AND FOR THE SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                                   ----------
                                  (UNAUDITED)



     ASSETS                                                                          1997             1996
     ------                                                                      -----------      -----------
Current assets:
  Cash and cash equivalents                                                      $ 2,427,529      $ 1,166,016
  Accounts receivable from the Investee                                               68,258               --
  Accounts receivable from the Joint Venture                                              --           53,155
                                                                                 -----------      -----------

    Total current assets                                                           2,495,787        1,219,171

Property and equipment, net                                                            3,534           14,915
Investment in the Joint Venture                                                    3,069,663          524,812
Debt issuance costs                                                                       --           54,749
Other assets, net                                                                      1,554              925
                                                                                 -----------      -----------

      Total assets                                                               $ 5,570,538      $ 1,814,572
                                                                                 ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                        $    34,752      $   129,664
  Accounts payable to the Joint Venture                                               26,885               --
  Accrued liabilities                                                                 31,486               --
                                                                                 -----------      -----------

    Total current liabilities                                                         93,123          129,664

Long-term debt, including accrued interest
  of $101,362 at June 30, 1997                                                     3,101,362               --
Convertible debentures                                                                    --        1,110,000
Deferred gain                                                                        196,109          177,785
                                                                                 -----------      -----------

      Total liabilities                                                            3,390,594        1,417,449
                                                                                 -----------      -----------

Commitments and contingencies

Stockholders' equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    9,282,265 and 6,305,318 shares issued and outstanding
    at June 30, 1997 and 1996, respectively                                            9,282            6,305
  Unissued common stock                                                               56,252               --
  Additional paid-in capital                                                       5,718,086        3,230,863
  Accumulated deficit                                                             (3,603,676)      (2,840,045)
                                                                                 -----------      -----------

    Total stockholders' equity                                                     2,179,944          397,123
                                                                                 -----------      -----------

      Total liabilities and stockholders'
        equity                                                                   $ 5,570,538      $ 1,814,572
                                                                                 ===========      ===========




              The accompanying selected notes are an integral part
                of these condensed interim financial statements.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED INTERIM STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   ----------
                                  (UNAUDITED)


                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    JUNE 30,                           JUNE 30,
                                             1997             1996             1997             1996
                                         -----------      -----------      -----------      -----------
Income:
  Income from investment in the

    Joint Venture                        $    82,221      $     1,486      $    83,764      $    46,384
  Interest income                             30,320               --           60,873               --
  Other income                                 1,764            3,340            3,557            3,340
                                         -----------      -----------      -----------      -----------

    Total income                             114,305            4,826          148,194           49,724
                                         -----------      -----------      -----------      -----------

Costs and expenses:
  Operational and general                     53,087            5,154          165,230          147,915
  Depreciation expenses                          444            1,825              888            3,650
  Interest expenses                           48,541              681          128,744            2,927
                                         -----------      -----------      -----------      -----------

    Total costs and expenses                 102,072            7,660          294,862          154,492
                                         -----------      -----------      -----------      -----------

Income (loss) before extraordinary
  gain on elimination of debt                 12,233           (2,834)        (146,668)        (104,768)

Extraordinary gain on elimination
  of debt, net                                    --           62,437               --           74,035
                                         -----------      -----------      -----------      -----------

Net income (loss)                             12,233           59,603         (146,668)         (30,733)

Accumulated deficit at beginning of
  period                                  (3,615,909)      (2,899,648)      (3,457,008)      (2,809,312)
                                         -----------      -----------      -----------      -----------

Accumulated deficit at end of period     $(3,603,676)     $(2,840,045)     $(3,603,676)     $(2,840,045)
                                         ===========      ===========      ===========      ===========

Weighted average shares outstanding        9,282,265        6,305,318        8,778,865        6,056,012
                                         ===========      ===========      ===========      ===========

Net income (loss) per common share
  before extraordinary gain on
  elimination of debt                           0.00             0.01            (0.02)           (0.02)

Extraordinary gain                                --               --               --               --
                                         -----------      -----------      -----------      -----------

Net loss per common share                       0.00             0.01            (0.02)           (0.02)
                                         ===========      ===========      ===========      ===========


              The accompanying selected notes are an integral part
                of these condensed interim financial statements.

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   ----------
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                                  1997             1996             1997             1996
                                              -----------      -----------      -----------      -----------
Cash flows from operating activities:
  Net income (loss)                           $    12,233      $    59,603      $  (146,668)     $   (30,733)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
    Extraordinary gain on elimination of
      debt                                             --          (62,437)              --          (74,035)
    Common and preferred stock issued
      in exchange for services                         --               --               --           30,254
    Income from investment in the Joint
      Venture                                     (82,221)          (1,486)         (83,764)         (46,384)
    Amortization of deferred gain                  (1,778)              --           (3,557)              --
    Amortization of debt issuance costs                --               --            1,507               --
    Amortization of debt discount                      --               --           12,312               --
    Depreciation expense                              444            1,825              888            3,650
    Changes in operating assets and
      liabilities:
      Increase (decrease) in accounts
        receivable from the Investee              (11,307)         (53,155)         (10,952)         (53,155)
      Increase in deposits                           (629)            (925)            (629)            (925)
      Decrease (increase) in accounts
        payable                                   (72,621)         (16,192)          37,974           34,077
      Decrease (increase) in accrued
        liabilities                                56,648          (30,316)         112,046          (32,316)
                                              -----------      -----------      -----------      -----------

          Net cash used in operating
            activities                            (99,231)        (103,083)         (80,843)        (169,567)
                                              -----------      -----------      -----------      -----------

Cash flows from investing activities:
  Investment in the Joint Venture                (100,000)           6,007       (1,050,000)        (204,543)
  Proceeds from sale of equipment                      --            1,500               --            1,500
  Acquisition of other assets                          --          (54,749)              --          (54,749)
                                              -----------      -----------      -----------      -----------

          Net cash used in investing
            activities                           (100,000)         (47,242)      (1,050,000)        (257,792)
                                              -----------      -----------      -----------      -----------

Cash flows from financing activities:
  Repayment of notes payable                           --               --               --          (95,000)
  Proceeds from sale of convertible
    debentures                                         --        1,110,000               --        1,110,000
  Payment of stock issuance costs                      --               --           (9,928)              --
  Proceeds from sale of common stock                   --               --          205,000          410,000
  Repayment of long-term debt                          --           (6,013)              --          (26,013)
                                              -----------      -----------      -----------      -----------

          Net cash provided by financing
            activities                                 --        1,103,987          195,072        1,398,987
                                              -----------      -----------      -----------      -----------

Net increase (decrease) in cash and
  cash equivalents                               (199,231)         953,662         (935,771)         971,628

Cash and cash equivalents, beginning
  of period                                     2,626,760          212,354        3,363,300          194,388
                                              -----------      -----------      -----------      -----------

Cash and cash equivalents, end of
  period                                      $ 2,427,529      $ 1,166,016      $ 2,427,529      $ 1,166,016
                                              ===========      ===========      ===========      ===========



Supplemental Disclosure of Cash Flow
  Information:

  Cash paid for interest expense              $        --      $       660      $        --      $     4,989
                                              ===========      ===========      ===========      ===========



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

       The Company is engaged in the business of developing, marketing and providing environmental reclamation/remediation technologies and services. To date, the primary service offered by the Company has been the reclamation/remediation of soil contaminated by oil based drilling mud, fuel spills, leaking underground storage tanks and other sources of hydrocarbon contamination. The Company's primary customers have generally been energy companies operating in the Western United States; however, the Company is making efforts to broaden the geographical scope of its operations and is now operating three reclamation/remediation units in South America, each under two year service contracts.




2.     INTERIM FINANCIAL STATEMENTS:

       The unaudited consolidated condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the three and six month periods ended June 30, 1997 and June 30, 1996 are not necessarily indicative of results of operations for the respective full years.

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

       Effective August 1, 1995, the Company and PDC entered into a joint venture agreement (the "Agreement") to provide certain services previously provided under the exclusive marketing agreement described in the previous paragraph. Accordingly, Onsite Technology, L.L.C. (the "Joint Venture") was formed under the Oklahoma Limited Liability Company Act. Pursuant to the Agreement, as amended, the Company granted to the Joint Venture certain exclusive licenses to use the technologies included in the reclamation/remediation units and the proprietary processes for on location soil reclamation/remediation in the United States and in certain foreign countries. PDC has agreed to actively market and promote the services of the Joint Venture through specific actions described in the Agreement. Expenses associated with certain promotional activities were borne by PDC until July 31, 1996 and included in the operational and general expenses of the Joint Venture. The Company intends to conduct all of its future business operations, related to its ITD technology and related services through the Joint Venture.

       Under the terms of the Agreement the Company and PDC each own a 50% interest in the assets, liabilities, capital and profits of the Joint Venture. Each member initially made capital contributions of $1,000 to the Joint Venture and have made additional contributions as needed to enable the Joint Venture to conduct its business. The Joint Venture will continue to operate until January 1, 2025, unless such date is changed as provided for in the Agreement.

       Following is summarized financial information of the Joint Venture as of June 30, 1997 and 1996 and for the three and six months then ended:







                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                    SELECTED NOTES TO CONSOLIDATED CONDENSED
                    INTERIM FINANCIAL STATEMENTS, CONTINUED
                                   ----------
                                  (UNAUDITED)


3.     INVESTMENT IN JOINT VENTURE, CONTINUED:

   BALANCE SHEET
                                                   1997           1996
                                               ----------     ----------
        ASSETS
   Current assets:
     Cash                                      $1,179,060     $   32,324
     Accounts receivable, trade                        --        105,550
     Accounts receivable from the Company          26,885             --
     Accounts receivable from the Investee        130,793             --
     Other current assets                          17,466          2,095
                                               ----------     ----------

       Total current assets                     1,354,204        139,969
                                               ----------     ----------

   Due from the Investee                        1,077,882             --
   Property and equipment, net                  2,953,464      1,057,639
   Investment in the Investee                     828,125             --
                                               ----------     ----------

       Total assets                            $6,213,675     $1,197,608
                                               ==========     ==========


   LIABILITIES AND VENTURERS' CAPITAL

   Current liabilities:
     Accounts payable                          $   61,849     $   94,829
     Accounts payable to the Company                   --         53,155
     Accrued liabilities                           12,500             --
                                               ----------     ----------

       Total current liabilities                   74,349        147,984

   Venturers' capital                           6,139,376      1,049,624
                                               ----------     ----------

       Total liabilities and venturers'
         capital                               $6,213,675     $1,197,608
                                               ==========     ==========

   The Company's 50% share of the
     capital of the Joint Venture              $3,069,663     $  524,812
                                               ==========     ==========


                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                    SELECTED NOTES TO CONSOLIDATED CONDENSED
                    INTERIM FINANCIAL STATEMENTS, CONTINUED
                                   ----------
                                  (UNAUDITED)


3.     INVESTMENT IN JOINT VENTURE, CONTINUED:

       STATEMENT OF OPERATIONS

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                   1997        1996        1997        1996
                                 --------    --------    --------    --------
Income:
  Service revenue                $ 94,500    $181,150    $245,700    $415,200
  Income from investment in
  the Investee                    133,176          --     208,545          --
  Interest income                  59,988          --      88,098          --
                                 --------    --------    --------    --------

    Total income                  287,664     181,150     542,343     415,200
                                 --------    --------    --------    --------

Costs and expenses:
  Operating and general
  expenses                         84,458     141,388     297,543     249,932
  Depreciation expense             38,763      36,790      77,272      72,500
                                 --------    --------    --------    --------

    Total costs and expenses      123,221     178,178     374,815     322,432
                                 --------    --------    --------    --------

Net income                       $164,443    $  2,972    $167,528    $ 92,768
                                 ========    ========    ========    ========

The Company's 50% equity in
  income of the Joint Venture    $ 82,221    $  1,486    $ 83,764    $ 46,384
                                 ========    ========    ========    ========


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

















                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                    SELECTED NOTES TO CONSOLIDATED CONDENSED
                    INTERIM FINANCIAL STATEMENTS, CONTINUED
                                   ----------
                                  (UNAUDITED)


3.     INVESTMENT IN JOINT VENTURE, CONTINUED:

       In November 1996, the Joint Venture entered into a joint venture, OnSite Colombia, Inc., (the "Investee") with a group of South American investors. The Investee was established to provide hydrocarbon contaminated soil reclamation/remediation services in Colombia. The Joint Venture owns a 50% interest in the assets, liabilities, capital and profits of the Investee and, accordingly, the Company ultimately participates on a 25% basis in the operations of the Investee. In December 1996, the Joint Venture sold an ITD unit to the Investee for $950,000 in a transaction that resulted in no gain or loss to the Joint Venture. In March 1997, the Investee entered into a sales leaseback transaction for this ITD unit and in April 1997 received $950,000 in cash proceeds from the sale. However, due to the terms of the leaseback transaction, no gain or loss was recognized on the sale. In April and May of 1997, the Joint Venture delivered two additional units to the Investee for a total cost of $2,155,764.


4.     STOCKHOLDERS' EQUITY

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









                                   Continued

                 ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY
                    SELECTED NOTES TO CONSOLIDATED CONDENSED
                    INTERIM FINANCIAL STATEMENTS, CONTINUED
                                   ----------
                                  (UNAUDITED)


4.     STOCKHOLDERS' EQUITY, CONTINUED

       In June 1997, the Company issued PDC 50,000 warrants to acquire shares of the Company's common stock at $2.50 per share. These warrants issued under the Credit Agreement with PDC expire December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited consolidated condensed interim financial statements and related notes thereto included in this quarterly report and the audited Consolidated Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 10KSB for the year ended December 31, 1996.

OVERVIEW

    Environmental Safeguards, Inc. is engaged in the development, production and sale of environmental reclamation/remediation technologies and services. Certain of the Company's technologies and services are provided through the Company's fifty percent owned joint venture, OnSite Technology, L.L.C. (the "Joint Venture") and the Company is devoting substantially all of its efforts to the development of markets for the Joint Venture's services. The Joint Venture is currently providing reclamation/remediation services to companies engaged in land based oil and gas exploration. Such exploration often produces significant quantities of petroleum contaminated drill cuttings from which the Company's indirect thermal desorption ("ITD") units extract and recover the hydrocarbons for further refining and produces soil which is remediated to acceptable levels.

    The Company intends to expand the activities of the Joint Venture to include use of ITD technology to address hydrocarbon contamination problems at both operating and abandoned oil and petrochemical refineries. However, management believes that hydrocarbon contamination problems inherent in oil and gas drilling activity continues to currently represent the most profitable application of ITD technology and will provide the Company and the Joint Venture increased market exposure and greater industry understanding and acceptance of its technology.

QUARTERLY FLUCTUATIONS

    The Joint Venture's revenues from its ITD Units may be affected by the timing of deployment of ITD Units to customer drilling sites under existing contracts and to the timing of obtaining new contracts. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.

RESULTS OF OPERATIONS

    NET INCOME

    Overall net income was $12,233 for the three months ended June 30, 1997 as compared to $59,603 for the three months ended June 30, 1996 which was a decrease of $47,370 due primarily to the extraordinary gain from extinguishment of debt recognized in 1996 and due to significant interest expense associated with $3,000,000 of long-term debt funded in late 1996. Net loss for the six months ended June 30, 1997 was $146,668 as compared to a net loss of $30,733 for the six months ended June 30, 1996, as a result of the same factors.

    INCOME

    The Company earned $82,221 on its investment in OnSite Technology, L.L.C. (the "Joint Venture") during the three months ended June 30, 1997 as compared to $1,486 during the three months ended June 30, 1996. This significant improvement in income from the Joint Venture is due to improved profitability by OnSite Columbia, a venture in which the Joint Venture participates on a 50% basis, and due to the fact that in 1996 the Joint Venture was operating only one ITD unit at a single customer site that provided an inconsistent supply of soil for processing. The Joint Venture currently operates three units through OnSite Colombia and expects to experience more consistent earnings. The Company's earnings from the Joint Venture increased to $83,764 during the six months ended June 30, 1997 as compared to $46,384 for the six months ended June 30, 1996.

    Interest income of $30,320 and $60,873 during the three months and the six months ended June 30, 1997, respectively, was due to the investment of proceeds from long-term debt of $3,000,000 received in the fourth quarter of 1996 and investment of net proceeds of approximately $800,000 from the Company's most recent Regulation D offering that closed in February 1997. During similar periods of 1996 the Company had no excess cash to invest. The proceeds from long-term debt and the Regulation D offering will eventually be used to fund the Company's continuing operations and to meet potential obligations for additional investment in the Joint Venture.

    EXPENSES

    Operating and general expenses of the Company were $53,087 during the three months ended June 30, 1997 as compared to $5,154 during the three months ended June 30, 1996. This increase is due to the addition of personnel to help manage the Company's investment in the Joint Venture and due to a new compensation package with the Company's Chief Executive Officer that began April 1, 1997, which increased compensation expense by $31,250 per quarter.

    The Company's interest expense increased by $47,860 during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The increase is the result of interest expense on $3,000,000 of long-term debt that originated in December 1996. For the six months ended June 30, 1996 interest expense increased by $125,817 as compared to the same period in the prior year. This increase is related not only to the $3,000,000 of long term debt, but also to $1,110,000 of 10% convertible debt that was converted to common stock in February 1997.

    EXTRAORDINARY ITEM

    The extraordinary gain on elimination of debt of $62,437 and $74,035 in the three months and the six months ended June 30, 1996, respectively, is of a nonrecurring nature and, accordingly, there are no similar items in 1997.

    OPERATIONS OF ONSITE TECHNOLOGY, L.L.C.

    The Joint Venture began operations in late November of 1995 and has had a significant impact on the composition of revenue, costs and expenses of the Company. At June 30, 1997 the Joint Venture is operating three ITD units through the Joint Venture's 50% owned investment, OnSite Colombia, which began operations in November 1996.

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                       JUNE 30,
                                              1997          1996             1997           1996
                                           ----------    ----------       ----------     ----------
Income:
  Income from investment in the
    OnSite Colombia                        $  133,176    $     -          $  208,545     $     -
  Interest income                              59,988          -              88,098           -
  Service revenue                              94,500       181,150          245,700        415,200
                                           ----------    ----------       ----------     ----------

    Total income                              287,664       181,150          542,343        415,200
                                           ----------    ----------       ----------     ----------

Costs and expenses:
  Operational and general                      84,458       141,388          297,543        249,932
  Depreciation expenses                        38,763        36,790           77,272         72,500
                                           ----------    ----------       ----------     ----------

    Total costs and expenses                  123,221       178,178          374,815        322,432
                                           ----------    ----------       ----------     ----------

Net income (loss)                          $  164,443    $    2,972       $  167,528     $   92,768
                                           ==========    ==========       ==========     ==========

The Company's 50% equity in
  income of the Joint Venture              $   82,221    $    1,486       $   83,764     $   46,384
                                           ==========    ==========       ==========     ==========


    As shown by the results of the Joint Venture's operations, during the three months and the six months ended June 30, 1997 the Joint Venture experienced a decrease in service revenue when its job in Lysite, Wyoming was completed. Furthermore, the additional cost associated with building a strong management team and expenses incurred managing the Company's investment in the Joint Venture caused the increase in operating and general expenses during the six months ended June 30, 1997. The Joint Venture expects to increase profitability through the deployment of its three additional new or refurbished ITD Units under contracts now being negotiated and through higher utilization rates on existing units.

    In November 1996, the Joint Venture entered into a venture, OnSite Colombia, with a group of South American investors. OnSite Colombia was established to provide hydrocarbon contaminated soil reclamation services to energy companies operating in Colombia. The Joint Venture owns a 50% interest in the assets, liabilities, capital and profits of OnSite Colombia and, accordingly, the Company ultimately participates on a 25% basis in the operations of OnSite Colombia. In December 1996, OnSite sold its newest ITD unit to OnSite colombia for $950,000 in a transaction that resulted in no gain or loss to the Joint Venture. In April and May 1997, the Joint Venture sold OnSite Colombia two additional units for $2,155,765. In order to improve cash flow for the Joint Venture, OnSite Colombia negotiated a sales leaseback transaction with a bank in order to repay the Joint Venture for one unit and is currently negotiating a similar transaction for the second two units. The three units currently employed in Colombia are all under two year contracts that should further improve the operating results of OnSite Colombia and the Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES

    In the first quarter of 1997, the Company converted debt and related accrued interest totaling $1,262,021 to equity and completed a Regulation D offering of 333,400 shares of its common stock at $2.50 per share for proceeds of $833,500. These transactions, along with the long-term debt proceeds received by the Company in December 1996, should be adequate to fund the Company's current operations and allow the Company to meet certain additional obligations arising from the Joint Venture.

    The Joint Venture currently has two new ITD units available for service, on which contracts are currently being negotiated. A third ITD unit is undergoing refurbishment after completion of a service contract and should soon be ready for service. After these ITD units are employed, the Joint Venture anticipates contracting for the manufacture of additional units. If the Joint Venture contracts for a significant number of new ITD units, the Company may again be faced with the need to raise additional funds for its share of the cost.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    The Company is including the following cautionary statement in its Report on Form 10QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to attain widespread market acceptance of its technology; the ability of the Company to obtain acceptable forms and amounts of financing to fund planned expansion efforts; and the ability of the Company to maintain acceptable utilization rates on its equipment. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

                                    PART II

                               OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

           (1) Exhibit 27.  Financial Data Schedule


   (b)     REPORTS ON FORM 8-K

           On April 22, 1997 the Company filed a current report on Form 8-K reporting (i) Other Events.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  ENVIRONMENTAL SAFEGUARDS, INC.



Date: July 30, 1997                   By:  /s/ James S. Percell
                                         -------------------------------------
                                           James S. Percell, President


                                      By:  /s/ Ronald L. Bianco
                                         -------------------------------------
                                           Ronald L. Bianco,
                                           Chief Financial Officer

                                 EXHIBIT INDEX


         (1) Exibit 27.                  Financial Data Schedule