Form 10QSB
period 1997-09-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1997-11-12
CIK 1017616

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended: September 30, 1997

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

                                -----------------


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

     At November 10, 1997, 9,282,265 shares of common stock, $.001 par value, were outstanding.

     Transitional Small Business Disclosure Format (check one); Yes [ ] No [x]

                         ENVIRONMENTAL SAFEGUARDS, INC.



                                    CONTENTS


                                                                                      Page
PART I -  FINANCIAL INFORMATION

Item 1.    Financial Statements                                                          3

           Consolidated Balance Sheets as of September 30, 1997 and December 31,
           1996 (unaudited)                                                              4

           Consolidated Statement of Operations for the three and nine months
           ended September 30, 1997 and 1996 (unaudited)                                 5

           Consolidated Condensed Statements of Cash Flows for the nine months
           ended September 30, 1997 and 1996 (unaudited)                                 6

           Notes to Consolidated Financial Statements (unaudited)                       7-12

Item 2.    Management's Discussion and Analysis of Financial Condition and             13-16
           Results of Operations

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                             17

Signature Page                                                                          18

EXHIBIT 27 - FINANCIAL DATA SCHEDULE



                  ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

                                   ----------



                        CONSOLIDATED FINANCIAL STATEMENTS

                       for the three and nine months ended

                           September 30, 1997 and 1996

                                   (Unaudited)

                  ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   ----------

                                                                September 30,     December 31,
                                                                    1997              1996
                                                                 -----------      -----------
     ASSETS                                                      (Unaudited)        (Note)

Current assets:
  Cash and cash equivalents                                      $ 2,287,009      $ 3,363,300
  Accounts receivable from the Investee                               76,766           57,306
                                                                 -----------      -----------

    Total current assets                                           2,363,775        3,420,606

Property and equipment, net                                           40,527            4,422
Investment in the Joint Venture                                    3,087,534        1,935,899
Other assets, net                                                     22,177          120,060
                                                                 -----------      -----------

      Total assets                                               $ 5,514,013      $ 5,480,987
                                                                 ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                        $    15,270      $    10,405
  Accounts payable to the Joint Venture                               10,321           13,258
  Accrued liabilities                                                 71,898           41,946
                                                                 -----------      -----------

    Total current liabilities                                         97,489           65,609

Convertible debentures                                                  --          1,154,000
Long-term debt, including accrued interest
  of $150,853 and $6,732 at September 30,
  1997 and December 31, 1996, respectively                         3,150,853        3,006,732
Deferred gain                                                        194,330          199,666
                                                                 -----------      -----------

      Total liabilities                                            3,442,672        4,426,007
                                                                 -----------      -----------

Commitments and contingencies

Stockholders' equity:
  Common stock; $.001 par value, 50,000,000
    shares authorized, 9,282,265 and
    6,854,828 shares issued and outstanding at September 30,
    1997 and December 31, 1996, respectively                           9,282            6,855
  Unissued common stock                                               56,252          812,585
  Additional paid-in capital                                       5,718,086        3,692,548
  Accumulated deficit                                             (3,712,279)      (3,457,008)
                                                                 -----------      -----------

    Total stockholders' equity                                     2,071,341        1,054,980
                                                                 -----------      -----------

      Total liabilities and stockholders'
        equity                                                   $ 5,514,013      $ 5,480,987
                                                                 ===========      ===========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                  ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   ----------

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
                                                         1997              1996             1997              1996
                                                      -----------       -----------      -----------       -----------
                                                             (Unaudited)                        (Unaudited)

Income:
  Income (loss) from investment in
    the Joint Venture                                 $    17,871       $   (89,811)     $   101,635       $   (43,427)
  Interest income                                          28,827             7,014           89,700             7,014
  Other income                                              1,793             2,099            5,350             5,439
                                                      -----------       -----------      -----------       -----------

    Total income                                           48,491           (80,698)         196,685           (30,974)
                                                      -----------       -----------      -----------       -----------

Costs and expenses:
  Operational and general                                  97,286           353,181          262,516           501,096
  Depreciation expenses                                     1,750             1,825            2,638             5,475
  Interest expenses                                        58,058            60,597          186,802            63,524
                                                      -----------       -----------      -----------       -----------

    Total costs and expenses                              157,094           415,603          451,956           570,095
                                                      -----------       -----------      -----------       -----------

Loss before extraordinary gain
  on elimination of debt                                 (108,603)         (496,301)        (255,271)         (601,069)

Extraordinary gain on elimination
  of debt, net                                               -                 -                -               74,035
                                                      -----------       -----------      -----------       -----------

Net loss                                              $  (108,603)      $  (496,301)     $  (255,271)      $  (527,034)
                                                      ===========       ===========      ===========       ===========

Net loss per common share before
  extraordinary gain on elimination
  of debt                                             $      (.01)      $      (.08)     $      (.03)      $      (.10)

Extraordinary gain                                           -                 -                -                  .01
                                                      -----------       -----------      -----------       -----------

Net loss per common share                             $      (.01)      $     (0.08)     $      (.03)      $     (0.09)
                                                      ===========       ===========      ===========       ===========


Weighted average shares outstanding                     9,282,265         6,427,145        8,946,665         6,139,113
                                                      ===========       ===========      ===========       ===========



                             See accompanying notes.

                  ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

         for the three and nine months ended September 30, 1997 and 1996

                                   ----------

                                                    Nine Months Ended
                                                      September 30,
                                                  1997             1996
                                              -----------      -----------
                                                      (Unaudited)

Operating activities:
  Net loss                                    $  (255,271)     $  (527,034)
  Adjustment to reconcile net loss to net
    cash used in operating activities              72,651          278,491
                                              -----------      -----------

          Net cash used in operating
            activities                           (182,620)        (248,543)
                                              -----------      -----------

Investing activities:
  Investment in the Joint Venture              (1,050,000)        (690,888)
  Purchase of property and equipment              (38,743)            --
  Proceeds from sale of equipment                    --              4,526
                                              -----------      -----------

          Net cash used in investing
            activities                         (1,088,743)        (686,362)
                                              -----------      -----------

Financing activities:
  Repayment of notes payable                         --            (95,000)
  Proceeds from sale of convertible
    debentures                                       --          1,110,000
  Payment of stock issuance costs                  (9,928)         (54,749)
  Proceeds from sale of common stock              205,000          600,500
  Repayment of long-term debt                        --            (26,013)
                                              -----------      -----------

          Net cash provided by financing
            activities                            195,072        1,534,738
                                              -----------      -----------

Net change in cash and cash equivalents        (1,076,291)         599,833

Cash and cash equivalents, beginning
  of period                                     3,363,300          194,388
                                              -----------      -----------

Cash and cash equivalents, end of
  period                                      $ 2,287,009      $   794,221
                                              ===========      ===========



Supplemental Disclosure of Cash Flow
  Information:

  Cash paid for interest expense              $     -          $    4,989
                                              ==========       ==========




                             See accompanying notes.

                  ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               SEPTEMBER 30, 1997
                                   ----------


1.     Interim Financial Statements:

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.     Description of the Business:

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




                                    Continued
                                        7

                  ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1997
                                   ----------

3.     Investment in Joint Venture

       Effective January 1, 1995, the Company entered into an exclusive marketing agreement with Parker Drilling Company ("PDC") under which PDC was appointed as the Company's sole marketing representative for the Company's Indirect Thermal Desorption ("ITD") services as they relate to reclamation of hydrocarbons from drill cuttings. The geographical scope of the exclusive marketing agreement extended to the continental United States and Alaska and many countries which have significant energy-related industries.

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

       Under the terms of the Agreement the Company and PDC each own a 50% interest in the assets, liabilities, capital and profits of the Joint Venture. Each member initially made capital contributions of $1,000 to the Joint Venture and may have made additional contributions as needed to enable the Joint Venture to conduct its business. The Joint Venture will continue to operate until January 1, 2025, unless such date is changed as provided for in the Agreement.

       Following is summarized financial information of the Joint Venture as of September 30, 1997 and December 31, 1996 and for the three and nine months ended September 30, 1997 and 1996:



                                    Continued
                                        8

                  ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1997
                                   ----------

3.     Investment in Joint Venture, continued:

       BALANCE SHEET

                                           September 30,   December 31,
                                               1997           1996
                                            ----------     ----------

            Assets

   Current assets:
     Cash                                   $1,131,204     $   58,013
     Accounts receivable, trade                   --           25,200
     Accounts receivable from the
       Company                                  10,321         13,258
     Accounts receivable from the
       Investee                                101,834         78,062
     Other current assets                         --           12,850
                                            ----------     ----------

       Total current assets                  1,243,359        187,383

   Due from the Investee                     1,077,882        950,000
   Property and equipment, net               2,904,330      3,754,435
   Investment in the Investee                1,020,478         80,639
                                            ----------     ----------

       Total assets                         $6,246,049     $4,972,457
                                            ==========     ==========


   Liabilities and Venturers' Capital

   Current liabilities:
     Accounts payable                       $   45,983     $1,100,659
     Accrued liabilities                        24,999           --
                                            ----------     ----------

       Total current liabilities                70,982      1,100,659

   Venturers' capital                        6,175,067      3,871,798
                                            ----------     ----------

       Total liabilities and venturers'
         capital                            $6,246,049     $4,972,457
                                            ==========     ==========

   The Company's 50% share of the
     capital of the Joint Venture           $3,087,534     $1,935,899
                                            ==========     ==========



                                    Continued
                                        9

                  ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1997
                                   ----------

3.     Investment in Joint Venture, continued:

       STATEMENT OF OPERATIONS

                                             Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                           1997          1996           1997          1996
                                        ---------     ---------      ---------     ---------

       Income:
         Service revenue                $    --       $  51,150      $ 245,700     $ 466,350
         Income from investment in
           the Investee                   205,720          --          414,265          --
         Interest income                   34,052          --          122,150          --
                                        ---------     ---------      ---------     ---------

           Total income                   239,772        51,150        782,115       466,350
                                        ---------     ---------      ---------     ---------

       Costs and expenses:
         Operating and general
           expenses                       164,788       193,594        462,331       443,526
         Depreciation expense              39,243        37,178        116,515       109,678
                                        ---------     ---------      ---------     ---------

           Total costs and expenses       204,031       230,772        578,846       553,204
                                        ---------     ---------      ---------     ---------

       Net income (loss)                $  35,741     $(179,622)     $ 203,269     $ (86,854)
                                        =========     =========      =========     =========

       The Company's 50% equity in
         income (loss) of the Joint
         Venture                        $  17,871     $ (89,811)     $ 101,635     $ (43,427)
                                        =========     =========      =========     =========


       The Company must bear its share of liabilities entered into by the Joint Venture and is subject to any liabilities that result from the operations of the Joint Venture. Failure to meet such liabilities would have a material adverse effect on the operations of the Company.




                                    Continued
                                       10
f
                  ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited), Continued
                               SEPTEMBER 30, 1997

                                   ----------

3.     Investment in Joint Venture, continued:

       In November 1996, the Joint Venture entered into a joint venture, OnSite Colombia, Inc., (the "Investee") with a group of South American investors. The Investee was established to provide hydrocarbon contaminated soil reclamation/remediation services in Colombia. The Joint Venture owns a 50% interest in the assets, liabilities, capital and profits of the Investee and, accordingly, the Company ultimately participates on a 25% basis in the operations of the Investee. In December 1996, the Joint Venture sold an ITD unit to the Investee for $950,000 in a transaction that resulted in no gain or loss to the Joint Venture. In March 1997, the Investee entered into a sales leaseback transaction for this ITD unit and in April 1997 received $950,000 in cash proceeds from the sale. However, due to the terms of the leaseback transaction, no gain or loss was recognized on the sale. In April and May of 1997, the Joint Venture delivered two additional units to the Investee for a total cost of $2,155,764 in a transaction that again resulted in no gain or loss to the Joint Venture.

4.     Stockholders' Equity

       In February 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933. The Company collected cash proceeds of $833,500 for the issuance of 333,400 shares of common stock ($145,000 and $688,500 collected in 1997 and 1996, respectively).

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



                                    Continued
                                       11

                  ENVIRONMENTAL SAFEGUARDS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1997

                                   ----------

4.     Stockholders' Equity, continued

       In June 1997, the Company issued PDC 50,000 warrants to acquire shares of the Company's common stock at $2.50 per share. These warrants issued under the Credit Agreement with PDC expire December 31, 1998.

       In February 1997, the Financial Accounting Standards board issued Statement No. 128, "Earnings Per Share", which the Company will be required to adopt during the three-month period ending December 31, 1997. The adoption of this statement is not expected to have a material effect on the calculation of earnings per share.

5.     Income Taxes:

       Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Cumulative losses since inception have created deferred tax assets of approximately $880,000. A valuation allowance was established for the full amount of these deferred tax assets because the future realization of the cumulative tax benefit is not assured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited consolidated condensed interim financial statements and related notes thereto included in this quarterly report and the audited Consolidated Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 10KSB for the year ended December 31, 1996.

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

QUARTERLY FLUCTUATIONS

     The Joint Venture's revenues from its six current ITD Units may be affected by the timing of deployment of ITD Units to customer drilling sites under existing contracts and to the timing of obtaining new contracts. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.

RESULTS OF OPERATIONS

     Net Income

     The Company's net loss of $108,603 for the three months ended September 30, 1997 represents an improvement of $387,698 as compared to the net loss of $496,301 for the three months ended

September 30, 1996. The improvement is due primarily to the fact that the three months ended September 30, 1996 included a charge of $312,500 for compensation to a former contractor of the Company. The net loss for the nine months ended September 30, 1997 of $255,271 is an improvement of $271,763 versus the net loss of $527,034 for the nine months ended September 30, 1996, due primarily to the same reason, with the impact partially offset by an extraordinary gain on elimination of debt of $74,035 in 1996.

     INCOME

     The Company's income of $17,871 on its investment in OnSite Technology, L.L.C. (the "Joint Venture") during the three months ended September 30, 1997 represents an improvement of $107,682 as compared to a loss of $89,811 during the three months ended September 30, 1996. This improvement in results by the Joint Venture is due to improved income generated by OnSite Columbia, a venture in which the Joint Venture participates on a 50% basis, and due to the fact that in 1996 the Joint Venture was operating only one ITD unit at a single customer site that provided an inconsistent supply of soil for processing. The Joint Venture currently operates three units through OnSite Colombia and expects to experience more consistent earnings. The Company's earnings from the Joint Venture amounted to $101,635 during the nine months ended September 30, 1997, an improvement of $145,062 as compared to a loss of $43,427 for the nine months ended September 30, 1996 as a result of the additional units.

     Interest income of $28,827 and $89,700 during the three months and the nine months ended September 30, 1997, respectively, was due to the investment of proceeds from long-term debt of $3,000,000 received in the fourth quarter of 1996 and investment of net proceeds of approximately $800,000 from the Company's most recent Regulation D offering that closed in February 1997. During similar periods of 1996 the Company had no excess cash to invest. The proceeds from long-term debt and the Regulation D offering are now being used to fund the Company's continuing operations and are available to meet potential obligations for additional investment in the Joint Venture.

     EXPENSES

     Operating and general expenses of the Company were $97,286 during the three months ended September 30, 1997 as compared to $353,181 during the three months ended September 30, 1996. This $255,895 decrease is primarily due to the inclusion of a $312,500 charge for common stock issued as compensation to a former contractor for the Company in 1996, partially offset by additional personnel needed to manage the Company's investment in the Joint Venture and additional compensation for the Company's Chief Executive Officer.

     During the nine months ended September 30, 1997 interest expense increased by $123,278 as compared to the nine months ended September 30, 1996 due primarily to interest expense at the rate of 6.3% per annum on $3,000,000 of long term debt raised in December 1996.

     EXTRAORDINARY ITEM

     The extraordinary gain on elimination of debt of $74,035 during the nine months ended September 30, 1996 represented the settlement of old trade payables of a nonrecurring nature and, accordingly, there was no similar item reported in 1997.

     OPERATIONS OF ONSITE TECHNOLOGY, L.L.C.

     The Joint Venture began operations in late November of 1995 and has had a significant impact on the composition of revenue, costs and expenses of the Company. As of September 30, 1997 the Joint Venture is operating three ITD units through the Joint Venture's 50% owned investment, OnSite Colombia, which began operations in November 1996.

                                           Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                          1997         1996           1997          1996
                                       ---------     ---------      ---------     ---------

Income:
  Service revenue                      $    --       $  51,150      $ 245,700     $ 466,350
  Income from investment in OnSite
    Colombia                             205,720          --          414.265          --
  Interest income                         34,052          --          122,150          --
                                       ---------     ---------      ---------     ---------

    Total income                         239,772        51,150        782,115       466,350
                                       ---------     ---------      ---------     ---------

Costs and expenses:
  Operational and general                164,788       193,594        462,331       443,526
  Depreciation expenses                   39,243        37,178        116,515       109,678
                                       ---------     ---------      ---------     ---------

    Total costs and expenses             204,031       230,772        578,846       553,204
                                       ---------     ---------      ---------     ---------

Net income (loss)                      $  35,741     $(179,622)     $ 203,269     $ (86,854)
                                       =========     =========      =========     =========

The Company's 50% equity in income
  (loss) of the Joint Venture          $  17,871     $ (89,811)     $ 101,635     $ (43,427)
                                       =========     =========      =========     =========

     As shown by the results of the Joint Venture's operations, during the nine months ended September 30, 1997 the Joint Venture experienced a decrease in service revenue when its project in Lysite, Wyoming was completed. The Joint Venture expects to increase profitability through the additional deployment of its two new and one refurbished ITD Units under contracts now being negotiated, and through higher utilization rates on existing units.

     In November 1996, the Joint Venture entered into a venture, OnSite Colombia, with a group of South American investors. OnSite Colombia was established to provide hydrocarbon contaminated soil reclamation services to energy companies operating in Colombia. The Joint Venture owns a 50% interest in the assets, liabilities, capital and profits of OnSite Colombia and, accordingly, the Company ultimately participates on a 25% basis in the operations of OnSite Colombia. In December 1996, OnSite sold its newest ITD unit to OnSite Colombia for $950,000 in a transaction that resulted in no gain or loss to the Joint Venture. In April and May 1997, the Joint Venture sold OnSite Colombia two additional units for $2,155,765. In order to improve cash flow for the Joint Venture, OnSite Colombia negotiated a sales leaseback transaction with a bank in order to repay the Joint Venture for one unit and is currently negotiating a similar transaction for the second two units. The Joint Venture is charging OnSite Colombia interest at 12% per year until repayment of the purchase price is received. Such interest charges account for the interest income in the three and nine months ended September 30, 1997. The three units employed in Colombia are under two year contracts. As these contracts progress, they should improve the operating results of OnSite Colombia and the Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1997, the Company converted debt and related accrued interest totaling $1,262,021 to equity and completed a Regulation D offering of 333,400 shares of its common stock at $2.50 per share for proceeds of $833,500. These transactions, along with the $3,000,000 long-term debt proceeds received by the Company in December 1996, should be adequate to fund the Company's current operations and allow the Company to meet certain additional obligations arising from the Joint Venture.

     The Joint Venture currently has two new ITD units available for service, on which contracts are currently being negotiated. A third ITD unit is undergoing refurbishment after completing a service contract and should soon be ready for service. After these ITD units are employed, the Joint Venture anticipates contracting for the manufacture of additional units. If the Joint Venture contracts for a significant number of new ITD units, the Company may again be faced with the need to raise additional funds for its share of the cost.

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

                                     PART II

                                OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation SB

          (i)  Exhibit 27. Financial Data Schedule

     (b)  Reports on Form 8-K

          (i) On August 7, 1997 the Company filed a current report on Form 8-K relating to Item 5. Other Events.

          (ii) On September 19, 1997 the Company filed a current report on Form 8-K relating to Item 4. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          ENVIRONMENTAL SAFEGUARDS, INC.


Date: November 11, 1997                   By:  /s/ James S. Percell
                                             ----------------------------------
                                                   James S. Percell, President


                                          By:  /s/ Ronald L. Bianco
                                             ----------------------------------
                                                   Ronald L. Bianco,
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.           Description
-----------           -----------

   27             Financial Data Schedule