Form 10KSB
period 1997-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1998-03-31
CIK 1017616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                  FORM 10-KSB
                             ---------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934;

                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997.

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

                                 (713) 641-3838
              (Registrant's telephone number, including area code)
                             ---------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
        Common Stock, $.001 par value                     American Stock Exchange

       Securities registered pursuant to 12(g) of the Exchange Act: NONE

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended December 31, 1997 were $6,678,000. The aggregate market value of Common Stock held by non-affiliates of the registrant at March 25, 1998, based upon the last closing price on the American Stock Exchange, was $53,843,904. As of March 25, 1998, there were 9,282,265 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      N/A

================================================================================

                               TABLE OF CONTENTS

PART I

  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................    7
  Item 3.   Legal Proceedings...........................................    7
  Item 4.   Submission of Matters to a Vote of Security Holders.........    7

PART II

  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    8
  Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    8
  Item 7.   Financial Statements........................................   13
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................   13

PART III

  Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of The Exchange
            Act.........................................................   14
  Item 10.  Executive Compensation......................................   16
  Item 11.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   17
  Item 12.  Certain Relationships and Related Transactions..............   20
  Item 13.  Exhibits and Reports on Form 8-K............................   21

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Environmental Safeguards, Inc. (the "Company"), is engaged in the development, production and sale of environmental remediation and recycling technologies and services, primarily to oil and gas industry participants, through its wholly-owned subsidiaries National Fuel & Energy, Inc. ("NFE") and OnSite Technology, L.L.C. ("OnSite"). The environmental remediation and recycling services provided by the Company involve the removal of hydrocarbon contaminants and valuable drilling fluids from soil using indirect thermal desorption remediation and recycling technology. The Company provides these services on site. The Company does not haul remediated soil or recycled material away from a site.

     Unless otherwise indicated, references to the Company include OnSite and NFE, the Company's wholly owned subsidiaries. The Company's Common Stock is traded on the American Stock Exchange under the symbol "EVV".

HISTORY

     The Company was incorporated under the laws of the State of Nevada in December 1985, under the name of Cape Cod Investment Company. In December 1986, the name of the Company was changed to Cape Cod Ventures, Inc. In August 1987, the Company completed an initial public offering of 4,148,000 shares of Common Stock at a price of $0.001 per share pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation
A. In May 1993, the Company executed an Agreement and Plan of Reorganization (the "Reorganization Agreement") with National Fuel & Energy, Inc. , a Wyoming corporation ("NFE"), providing for the acquisition of NFE by the Company in exchange for shares of the Company's Common Stock. In connection with the reorganization, the name of the Company was changed to Environmental Safeguards, Inc., and NFE became a wholly-owned subsidiary of the Company.

     In January 1995, the Company entered into an agreement with Parker Drilling Company ("Parker"), a Delaware corporation, granting Parker exclusive marketing rights to the Company's proprietary processes for on-site remediation and recycling services in connection with drill cuttings at oil and gas drilling sites throughout the United States and in certain foreign countries. In August 1995, the Company expanded its agreement with Parker by forming OnSite, a joint company between NFE and Parker, in which NFE and Parker each owned 50%. Pursuant to its agreement with OnSite, NFE granted to OnSite certain exclusive licenses to use the technologies relating to the Company's Indirect Thermal Desorption Units (the "ITD Units"), and the proprietary processes for on-site remediation and recycling of hydrocarbon contaminated soil.

     In December 1997, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Parker which provided for the acquisition by the Company, through NFE, of Parker's 50% equity interest in OnSite resulting in NFE becoming the owner of 100% of the equity interest in OnSite. Pursuant to the terms of the Purchase Agreement, the Company paid $8,000,000 for the 50% equity interest and repaid a $3,000,000 loan that had been made to the Company by an affiliate of Parker. As part of the transaction, Parker returned to the Company unexercised warrants to purchase 300,000 shares of the Company's common stock.

     The Company's sources of funds to effect the acquisition included the sale of $8,000,000 of new Series B Convertible Preferred Stock and Series C Preferred Stock to an investor group consisting of Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., Newpark Resources, Inc. and James H. Stone, who is the Chairman of Stone Energy Corporation and a secured loan of $6,000,000 from the same investor group ("Loan Agreement"). Pursuant to the financing, David L. Warnock, a member of Cahill, Warnock & Co., L.L.C. and general partner of Cahill, Warnock Strategic Partners Fund, L.P., was appointed as a Director of the Company.

     As a result of the financing, the Company retained approximately $3,000,000 after the transaction to use for working capital, payment of expenses associated with the financing and general corporate purposes.

BUSINESS ACTIVITIES

     General. Substantially all of the Company's activities are conducted through OnSite, which is engaged in the development and production of remediation and recycling technology and the sale of environmental remediation and recycling services. OnSite owns the technologies included in the ITD Units, and the proprietary processes for on-site remediation and recycling of hydrocarbon contaminated soil. To date, the environmental remediation and recycling services provided by the Company have involved the removal of petroleum contaminants from soil using the ITD Units. Each ITD Unit is an easily transportable processing system which produces clean soil from contaminated soil while reclaiming the hydrocarbons. ITD Units may be transported from one clean-up site to another. The Company's customers are large corporations in the oil and gas drilling industry that have responded to the changing regulatory climate with respect to soil and other environmental contamination.

     The primary services offered by the Company involve remediation and recycling of soil contaminated by oil-based drilling mud, fuel spills, leakage at storage tanks and other sources of hydrocarbon contamination. To remediate and recycle the contaminated soil, the Company utilizes ITD Units consisting of
(i) an indirect thermal desorption unit wherein the hydrocarbon contaminated soil is indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid, or an afterburner or thermal oxidizer which incinerates the hydrocarbon vapor. The ITD Units are mobile, and thus, contaminated soil can be remediated and recycled at the site where the contaminated soil is located. The Company does not haul or dispose of soil or contaminants away from the customer's location.

     As of March, 1998, the Company owns four ITD Units. It operates three of these ITD Units, one in Louisiana for Newpark Resources, Inc. ("Newpark Resources"), one in Venezuela pending finalization of a contract with a major oil and gas producer and one in Houston undergoing final internal quality control testing and review. The fourth ITD Unit owned by the Company is leased to OnSite Colombia, Inc. ("OnSite Colombia"), an affiliate in which the Company owns a 50% interest. OnSite Colombia leases two additional ITD Units pursuant to sale-leaseback arrangements with unrelated third parties. All three of the ITD Units leased by OnSite Colombia are under contract to a multinational oil and gas company operating in Colombia. Four additional ITD Units are under construction by third parties, with delivery of the completed ITD Units expected to begin in May, 1998, bringing the Company's fleet of portable units to 10. There can be no assurance that delivery of the four ITD Units will be made starting in May, 1998.

     Customers. The Company's customers are large oil and gas industry participants. The Company, through OnSite, typically submits a bid for a project based on the costs of moving the equipment to the location, the estimated charges for labor and fuel, the nature and extent of the contamination, the type and moisture content of the soil and the estimated processing time. Once a contract has been awarded, OnSite moves its equipment to the client's desired location.

     Indirect Thermal Remediation and Recycling. The primary services offered by the Company involve: (i) the remediation and recycling of soil contaminated by oil-based drilling mud, fuel spills, leakage at storage tanks, leakage from pipelines; (ii) the remediation and recycling of hydrocarbon contamination at settling ponds, oil and gas exploration sites, refineries, petrochemical facilities, abandoned production fields, Department of Defense installations and other similar type sites; and (iii) the remediation and recycling of valuable drilling fluids which have been captured in soil and drilling muds during the drilling process. To date the Company has employed its ITD Units to provide remediation and recycling services to oil and gas industry drilling operations, tank farms and compressor sites. This process is known as "indirect thermal desorption" because it reverses the contamination process and removes the hydrocarbons from the soil and discharges the contaminants previously absorbed without direct contact of the soil to a flame.

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

     The heat exchange system is comprised of a large fabricated steel shell which houses a rotating trundle. Hot gases pass through the shell and around the outside surface of the trundle. Hydrocarbon contaminated soil is loaded into the elevated end of the trundle by a conveyor belt or a front end loader. As the trundle revolves, the soil is agitated by internal lifts and oars as it passes through the inside of the trundle by gravity flow and is heated to temperatures from 300 degrees to 1200 degrees Fahrenheit. At these temperatures, the hydrocarbon contaminants in the soil transform into vapors which are vacuumed out of the heat exchange system into the condensing system, the afterburner or the thermal oxidizer. The clean soil then drops out of the discharge door at the low end of the trundle and is passed through an enclosed conveyor for rehydration before final discharge. Random soil samples are tested at the end of the process to confirm that the contaminants have been removed and the soil condition is within the permitted range. The soil is then returned to its original location or such other location specified by the customer.

     The hydrocarbon vapors removed from the heat exchange system by vacuum are passed through a fan-cooled condensing system. The vapors are condensed into liquids and collected in storage tanks and can then be recycled or disposed, depending on the nature of the contaminant, the needs of the customer and the specifications required for reuse. To date, an ITD Unit has processed up to 192 tons of contaminated soil in a 24-hour period with a 30% hydrocarbon saturation. However, the processing capacity varies significantly depending on the moisture content, degree of contamination, soil type, contamination type and the remediation and recycling required. There can be no assurance that the ITD Units will continue to perform at this level, or that this performance will continue to be competitive with other technology available in the market.

     Recycling of Hydrocarbon Contaminants. The Company has developed proprietary processes which are embodied in the condensation process system unit, one of the two principal components of the ITD Unit. Within this component the hydrocarbon contaminant(s) are condensed from the vapor state created in the dryer unit back into a liquid state via the proprietary processes and placed into storage for recycling back to the client. This allows the client to realize actual savings from its ability to re-utilize the hydrocarbons. This ability to recycle the hydrocarbon contaminant(s) is an important competitive advantage which the Company believes it possesses as compared to the bioremediation, direct burn and "dig and haul" remediation technologies.

     Manufacturing of ITD Units. The Company contracts with outside fabricators to manufacture ITD Units. The primary contractors which the Company uses are Roberds-Johnson Industries, Cobrans Corporation, Stelcon, Inc. and Houston Pro FAB. Currently, four ITD Units are under construction by fabricators for the Company and the Company expects delivery of these four ITD Units beginning in May 1998, but there can be no assurance that this will occur.

EXISTING CONTRACTS FOR OPERATIONS

     As of March, 1998, the Company operates three ITD Units. One is under contract to Newpark Resources in Louisiana, one is in Venezuela pending finalization of a contract with a major oil and gas producer and one is in Houston undergoing final testing and review. OnSite Colombia operates three additional ITD Units, all of which are currently under contract and in operation for a multinational oil and gas company in Colombia.

COMPETITION

     There are many companies which currently dispose of hazardous and industrial wastes and remediate or clean up sites which have been contaminated, and such companies are continually attempting to develop new and improved products and services. Other companies utilize competing technologies and techniques in an attempt to provide more economical or superior remediation services. Many of the Company's competitors are well established and have substantially greater capital resources, larger research and development staffs and facilities and substantially greater marketing capabilities than the Company. There can be no assurance that the Company will be competitive in the soil remediation and recycling industry in the future.

     The Company obtains its contracts through competitive bidding and is in direct competition with firms providing alternative means of, and utilizing alternative technologies for, remediating environmental problems. The most significant competition comes from firms utilizing "dig and haul," direct burn, and bioremediation technology to remediate soil contamination.

     Companies utilizing the dig and haul method generally transport the contaminated soil to other facilities for processing. The Company believes that the technology utilized by the Company is competitive with dig and haul methods because the Company's equipment is mobile, and thus, contaminated soil can be remediated on location. The waste processing, remediation and recycling businesses are, to a large extent, dependent upon and constrained by the costs and regulations associated with transporting such wastes. More importantly, the Company's remediation and recycling process addresses the latent liability associated with the contamination at the site. The Company is currently investigating techniques and technologies capable of evaporation of non-needed liquids and ultra-filtration applications. There can be no assurance that the Company will be able to develop or acquire such technology and skill or that, if obtained, will be competitive with other alternatives available in the market.

     Companies utilizing direct burn technology use direct heat sources to incinerate contaminants found in the soil. Because of the closed nature of the heat transfer system, the ITD Unit can safely handle much higher concentrations of contaminants than conventional direct burn methods. Conventional direct burn methods process material with maximum contamination levels of 3% to 4% while the ITD Unit has processed materials with contamination levels as high as 30%. In addition, the portable nature of the ITD Unit permits it to be located at the contamination site to process and replace the soil on location. ITD Units also permit the customer to recapture certain valuable liquids which are otherwise destroyed.

GOVERNMENTAL REGULATIONS -- COST OF COMPLIANCE

     The Company renders services in connection with the remediation, recycling and disposal of various wastes. Federal, state and local laws and regulations have been enacted regulating the handling and disposal of wastes and creating liability for certain environmental contamination caused by such waste. Accordingly, the Company is subject to potential liability for environmental damage its ITD Units or its operations may cause, particularly as a result of the contamination of water or soil. Environmental laws regulate, among other things, the transportation, storage, handling and disposal of waste. Governmental regulations govern matters such as the disposal of residual chemical wastes, operating procedures, waste water discharges, air emissions fire protection, worker and community right-to-know, and emergency response plans. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should the Company be deemed to be responsible for contamination or pollution caused or increased by any evaluation, remediation or cleanup effort conducted by it, or for an accident which occurs in the course of such remediation or cleanup effort. There can be no assurance that the Company's policy of establishing and implementing proper procedures for complying with environmental regulations will be effective at preventing the Company from incurring a substantial environmental liability. If the Company were to incur a substantial uninsured liability for environmental damage, its financial condition could be materially adversely affected.

     The Company presently has the ability to deliver soil remediation and recycling services that meet applicable federal and state standards for the delivery of its services, and for the level of contaminant removal. The government can, however, impose new standards. If new regulations were to be imposed, the Company may not be able to comply in either the delivery of its services, or in the level of contaminant removal from the soil.

     Operating permits are generally required by federal and state environmental agencies for the operation of the Company's ITD Units. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify, or deny issuance or renewal of these permits. Moreover, site-related permits are generally the responsibility of the customer, not the Company.

EMPLOYEES

     The Company has 18 full-time employees, eight of whom are in management positions, including corporate and administrative operations. The Company utilizes the services of an employee leasing firm, Business Staffing, Inc., for all of its U.S. domiciled employees. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

SUBSEQUENT DEVELOPMENTS

     On February 12, 1998 the Company's Common Stock began trading on the American Stock Exchange under the symbol "EVV".

TRANSFER AGENT AND REGISTRAR

     The co-transfer agents and registrars for the Common Stock of the Company are Colonial Stock Transfer Company, Inc. ("Colonial Transfer") and Registrar and Transfer Company. Colonial Transfer's address is 455 East 400 South, Suite 100, Salt Lake City, Utah 84111; (801) 355-5740.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in leased facilities at 2600 South Loop West, Suite 645, Houston, Texas 77054, which consist of a total of approximately 2,000 square feet. The current monthly rental for these executive offices is $1,500. The lease for the executive offices will expire in May 1998. The Company anticipates renewing the lease. The Company believes that its offices are adequate for its present needs and that suitable space will be available to accommodate its future needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of shareholders on November 17, 1997. The following table sets forth the names and tabulations of all nominees for Director at the Annual Meeting:

                          DIRECTOR                               FOR       WITHHELD
                          --------                               ---       --------
James S. Percell............................................  5,974,346     6,000
Robin M. Pate...............................................  5,974,346     6,000
Bryan Sharp.................................................  5,974,346     6,000
Albert M. Wolford...........................................  5,974,346     6,000
Billy G. Taylor.............................................  5,974,346     6,000

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is currently traded on the American Stock Exchange under the symbol "EVV". Prior to February 12, 1998, the Company's Common Stock was traded in the over-the-counter securities market on the OTC Bulletin Board. The following table sets forth, for the periods indicated, closing prices on the American Stock Exchange or the high and low closing bid prices for the Common Stock of the Company as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                                                                  COMMON STOCK PRICE RANGE
                                                                ----------------------------
                                                                HIGH BID            LOW BID
                                                                --------            -------
1996
  First Quarter.............................................       $5                  $ 11/16
  Second Quarter............................................       $3 1/4              $2 1/4
  Third Quarter.............................................       $4 3/4              $2 3/4
  Fourth Quarter............................................       $4                  $2 3/4
1997
  First Quarter.............................................       $3 7/8              $2 3/8
  Second Quarter............................................       $3 5/8              $2 1/4
  Third Quarter.............................................       $3 3/8              $2 3/8
  Fourth Quarter............................................       $4 9/16             $2 3/16

     On March 25, 1998, the closing price for the Common Stock of the Company on the American Stock Exchange was $6.00 per share. On March 25, 1998, there were approximately 900 stockholders of record of the Common Stock, including broker-dealers holding shares beneficially owned by their customers.

DIVIDEND POLICY

     The Company has not paid, and the Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is for the Company to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.

     The Company may not, except for dividends payable in connection with its Series C Preferred Stock, authorize or pay any dividends at any time if any amount is unpaid with respect to the Company's $6,000,000 Loan Agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Report. See, Financial Statements.

OVERVIEW

     The Company is engaged in the development, production and sale of environmental reclamation and recycling technologies and services. Substantially all of the Company's technologies and services are provided through On-Site and the Company is devoting substantially all of its efforts to the development of markets for OnSite's services. The Company is currently providing reclamation and recycling services to companies engaged in land-based oil and gas exploration, and to offshore applications where drill cuttings are barged to an accessible land based facility for recycling. Oil and gas exploration often produces significant quantities of petroleum-contaminated drill cuttings, from which the Company's Indirect Thermal Desorption ("ITD") process can extract and recover the hydrocarbons as re-useable or re-saleable liquids, and produce recycled soil compliant with environmental regulations. The Company intends to expand the activities of OnSite to include use of ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining and petrochemical sites, as well as at Superfund, DOD and DOE sites.

     On December 17, 1997, the Company acquired the remaining 50% interest in OnSite from Parker Drilling Co., giving the Company complete control of the ITD technology owned by OnSite, and providing the Company with a wholly-owned operating subsidiary that forms the cornerstone of the Company's future operations. Total purchase consideration in the OnSite acquisition was financed by the Company through a private placement of Convertible Preferred and Preferred Stock, combined with senior secured notes and warrants to purchase shares of the Company's Common Stock. The Company has included OnSite's operating results in its statement of operations for the year ended December 31, 1997, as though the acquisition took place at the beginning of the year, and has deducted as a separate line item the preacquisition earnings attributable to the former 50% owner.

     For the past two years the Company has focused essentially all of its attention on its now wholly owned business operations in OnSite. OnSite was formed, as a 50/50 joint company with Parker, as a means for assembling the capital necessary to build and improve the ITD Units and to generate market awareness and acceptance of ITD technology. The Company expects that a substantial portion of its revenues will continue to be generated from major oil and gas industry participants operating in Columbia and other Latin American countries. In December 1997, the Company reached an agreement with Newpark Resources, Inc. to provide reclamation and recycling services in support of offshore drilling activity in the Gulf of Mexico.

     In November 1996, OnSite formed a 50/50 joint company, OnSite Columbia, Inc. ("OnSite Columbia") with a group of South American investors. OnSite Columbia was established to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in Columbia. OnSite Columbia's operations are included in the Company's consolidated results in 1997 because the Company has effective management control.

RESULTS OF OPERATIONS

     The Company's historical consolidated operating results have been significantly affected by the acquisition of the remaining 50% interest in OnSite. In order to make a more meaningful period-to-period comparison of the Company's operating results, the table below compares historical results (on the left side) and pro forma financial data (on the right side). Historical financial data is based on the consolidated method of reporting for 1997 (adopted in December 1997), and is based on the equity method for 1996 consistent with historical reporting prior to the change to the consolidated method. Pro forma financial data assumes the acquisition and related financing transaction were consummated as of the beginning of the periods presented. The pro forma data presents both 1997 and 1996 using the consolidated method of reporting to enhance comparability. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented or that might be attained in the future.

                                                          HISTORICAL                    PRO FORMA
                                                   YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                  --------------------------   ----------------------------
                                                   1997     1996    VARIANCE    1997      1996     VARIANCE
                                                  -------   -----   --------   -------   -------   --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Service revenue.................................  $ 6,678   $  --   $ 6,678    $ 6,678   $   730   $ 5,948
Gross margin....................................    3,452      --     3,452      3,307        18     3,289
Selling, general and administrative expense.....   (2,076)   (511)   (1,565)    (2,467)   (1,332)   (1,135)
Acquired research & development costs...........     (786)     --      (786)       (24)       --       (24)
                                                  -------   -----   -------    -------   -------   -------
Operating income (loss).........................      590    (511)    1,101        816    (1,314)    2,130
Other income (expense):
  Investment in OnSite..........................       --     (93)       93         --        --        --
  Interest income...............................      192      18       174        192        18       174
  Interest (expense)............................     (466)   (138)     (328)    (1,253)   (1,218)      (35)
  Foreign currency..............................      (31)     --       (31)       (31)       --       (31)
  Other.........................................        4       3         1         --        --        --
                                                  -------   -----   -------    -------   -------   -------
Income (loss) before provision for income tax...      289    (721)    1,010       (276)   (2,514)    2,238
Provision for income tax........................   (1,205)     --    (1,205)    (1,205)      (22)   (1,183)
                                                  -------   -----   -------    -------   -------   -------
Loss before minority interest...................     (916)   (721)     (195)    (1,481)   (2,536)    1,055
Elimination of minority interest................     (581)     --      (581)      (547)       82      (629)
                                                  -------   -----   -------    -------   -------   -------
Loss before extraordinary item..................   (1,497)   (721)     (776)    (2,028)   (2,454)      426
Extraordinary item..............................     (352)     74      (426)        --        74       (74)
                                                  -------   -----   -------    -------   -------   -------
         Net loss...............................  $(1,849)  $(647)  $(1,202)   $(2,028)  $(2,380)  $   352
                                                  =======   =====   =======    =======   =======   =======

     The pro forma consolidated net loss from 1997 and 1996 includes pro forma interest expense of $1.1 million in each year, which is not necessarily indicative of future years' expenses. For example, the Company is evaluating additional equity financing which could be utilized to retire certain debt. In such case, the incremental interest expense could be eliminated on a go-forward basis, but there can be no assurances that the Company will be successful in that effort.

     The pro forma consolidated net loss for 1997 and 1996 also includes in each year pro forma expense of $151,000 additional depreciation expense resulting from the adjustment of OnSite's ITD Units to fair value at the time of acquisition (to be depreciated over a 4.5 year weighted average remaining economic life of that equipment); and $407,000 amortization of engineering design and developed technology costs, an intangible asset related to the acquisition of the 50% interest in OnSite (to be amortized over an 8 year estimated economic life).

     The pro forma data for 1997 excludes the $762,000 acquired research and development writeoff and the $352,000 extraordinary charge from extinguishment of debt, as these charges are one-time events.

COMPARISON OF HISTORICAL OPERATING RESULTS

     Summary. For the year ended December 31, 1997, the Company incurred a net loss of $1,849,000 as compared to a 1996 net loss of $647,000. The $1,202,000 increase essentially resulted from a $352,000 extraordinary charge from retirement of debt, a $762,000 write-off of acquired research and development in connection with the Company's acquisition of OnSite, and the non-recurrence of a $74,000 extraordinary gain on elimination of debt recorded in 1996.

     The following line-by-line comparison reflects 1997 using the consolidated method of reporting (adopted as a consequence of the Company's acquiring the remaining 50% of OnSite), whereas 1996 results use the equity method (the 1996 historical basis of reporting). (The pro forma comparison which follows the historical comparison reflects both 1997 and 1996 under the consolidated method in order to enhance comparability).

     Revenues and Gross Margin. Service revenue of $6.6 million for 1997 was primarily generated by ITD Units under contract in Colombia. Gross margin for 1997 was $3.4 million, or 51% of revenue. In 1996, neither revenue nor gross margin were reported, as the Company accounted for the operations of OnSite under the equity method. (See comments under pro forma comparison for additional details).

     Selling, General and Administrative ("SGA") Expense. SG&A expenses increased by $1,565,000 compared with the amount reported in 1996 due in part to OnSite being accounted for on the equity method in 1996. SGA expenses in 1997 were the result of increased operations in Colombia which increased from one ITD Unit in operation in November 1996 to three ITD Units in full operation starting in June 1997. The higher level of business activity also prompted personnel additions and/or recruitment of more experienced personnel at the Corporate level in such key areas as international operations, accounting/finance, engineering design and procurement, and regulatory matters. The number of management employees increased from four at the end of 1996 to six at the end of 1997.

     Research and Development ("R&D") Expense. The 1997 R&D expense is primarily the writeoff of acquired research and development based on a valuation of in-process technology that resulted from the acquisition of Parker Drilling Company's 50% interest in OnSite.

     Interest Income. In 1997, the Company earned interest income from investment of proceeds from long-term debt of $3 million received in the fourth quarter of 1996, and investment of net proceeds of approximately $800,000 from the company's Regulation D offering that closed in February 1997. During 1996 the Company had little excess cash to invest.

     Interest Expense. The 1997 increase to $466,000 resulted from increased borrowing to finance the construction of additional ITD Units.

     Income Taxes. The Company's reported tax provision in 1997 primarily relates to foreign income taxes incurred by OnSite Colombia, a 50% owned consolidated subsidiary of OnSite. (The 1996 taxes were included in the loss from investment in OnSite). The Company has incurred net operating losses ("NOLs") in the U.S. in recent years, which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in Colombia have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. The Company is implementing tax planning strategies, which if successful, may result in the Company recognizing these deferred tax assets in future periods, which would significantly reduce the current effective tax rate. There can be no assurances that the NOL and foreign tax credits will be utilizable.

     Elimination of Minority Interest. Minority interest for 1997 reflects the 50% minority ownership's interest in the 1997 net income of OnSite Colombia. In 1996, the Company accounted for its 50% ownership in OnSite Colombia using the equity method (which excluded the minority ownership).

     Extraordinary Item. The extraordinary loss of $352,000 for 1997 resulted from the writeoff of deferred financing costs that resulted from the early repayment of the $3 million long-term debt due to Parker. This debt was repaid in connection with the Company's acquisition of OnSite. The $74,000 extraordinary gain in 1996 also relates to elimination of debt.

COMPARISON OF CONSOLIDATED PRO FORMA OPERATING RESULTS

     Summary. The pro forma consolidated data presents 1997 and 1996 operating results as if the acquisition and related financing transaction were consummated as of the beginning of each year, and also presents OnSite for both years under the consolidated method of reporting to enhance line-by-line comparability.

     The 1997 pro forma consolidated net loss of $2,028,000 indicates an improvement of $352,000 as compared to the pro forma consolidated net loss of $2,380,000 for 1996. The $352,000 improvement is due to $3,289,000 higher gross margin from increased volume of ITD Units operating in Colombia, partially offset by increases of $1,135,000 in SGA expense, $1,183,000 in Colombian income tax and $629,000 in minority interests (each resulting from higher revenues and business activity).

     Following are line-by-line comparisons of 1997 to 1996 on a consolidated pro forma basis, where variances are significant:

     Revenues and Gross Margin. The Company's consolidated pro forma revenues for 1997 increased from $730,000 to $6,678,000 as a direct result of OnSite's construction and subsequent deployment of additional ITD Units under contract with a major oil and gas industry participant in Colombia.

     During 1997, based on the positive recycling and remediation results that were initially achieved, the Company was able to expand the scope of its initial contract in Colombia and increase, from one to three, the number of ITD Units deployed there. In 1996, the Company had concentrated its efforts and resources on a single contract in Lysite, Wyoming and on the construction and improvement of its ITD and Ultra-filtration technology. The Lysite project provided valuable feedback concerning ITD Unit performance. Such feedback formed the basis for improvements which were made to the current Series 6000 ITD design.

     Consolidated pro forma gross margin reached $3,307,000 or 49% of revenue during 1997, reflecting economies of scale from operating 2.3 average units per month in Colombia throughout 1997 versus one unit for two months only in 1996.

     Selling, General and Administrative ("SGA") Expense. Pro forma consolidated SGA expenses increased by $1,135,000, an increase of 85% over 1996, versus a corresponding revenue increase of over 800%, which demonstrates the benefits derived from economies of scale on profitability. The increased SGA included additions to the Corporate staff of important skills (as discussed above in the historical analysis).

LIQUIDITY AND CAPITAL RESOURCES

     During both 1997 and 1996, the Company raised additional debt and equity capital to fund current operations, support the construction of ITD Units necessary for its future growth, and acquire the remaining 50% of OnSite from Parker. In December 1997, the Company raised $14 million in a private placement of Series B Convertible Preferred Stock, non-convertible Series C Preferred Stock, senior secured notes and warrants to purchase the Company's Common Stock. The proceeds from this private placement were primarily used to fund the $8 million acquisition of OnSite, repay $3 million of long-term debt to a Parker subsidiary, and provide the Company with capital resources to continue funding current operations and planned capital expenditures. In the 1997 private placement, the Company received $6 million in proceeds from senior secured notes and a commitment by the investors for an additional $5 million of long-term debt, provided that the Company remains in compliance with the loan covenants of the secured notes.

     Prior to the $14 million in funding described above, in the first quarter of 1997, the Company converted debt and related accrued interest totaling $1,262,000 to equity and completed a Regulation D offering of its common stock. The proceeds from these transactions, along with the $3 million long-term debt proceeds raised by the Company in December 1996 were used to support operations throughout most of 1997.

     During 1997 the Company arranged capital leasing with third party lenders for two ITD Units operated in OnSite Colombia in order to improve cash flows. The Company has and will continue to make capital expenditures for ITD Units, and at December 31, 1997, had placed orders for four additional units at an aggregate cost of approximately $4.6 million. The Company plans to finance additional ITD Units through a combination of surplus operating cash flows, additional third party sale leaseback transactions, bank term financing, and potentially an additional sale of equity. There can be no assurances that the Company will be able to obtain this additional financing.

     The functional currency of OnSite Colombia is the U.S. dollar because customer invoicing, customer receivables, imported equipment and many of the operating cost factors are denominated in U.S. dollars. The Company plans to continue to implement the same approach as other foreign operations come on stream in the course of conducting business abroad in an effort to minimize risks associated with foreign exchange fluctuation and its affect on Company profitability.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities.

     Based on ongoing assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function property with respect to dates in the year 2000 and thereafter. The Company's ITD units are not dependent on computer software or hardware, and therefore the Year 2000 issue is not expected to pose material operational problems. The Company also believes that costs related to the Year 2000 issue will not be significant.

     The Company is currently assessing its relationships with significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. Based on preliminary assessments, management believes that significant exposure does not exist with respect to third parties.

INFORMATION REGARDING AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to attain widespread market acceptance of its technology; the ability of the Company to obtain acceptable forms and amounts of financing to fund planned expansion efforts; demand for the Company's services; competitive factors; the actual useful life of ITD Units; and the ability of the Company to maintain acceptable utilization rates on its equipment. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7. FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Ham, Langston & Brezina, LLP ("Ham, Langston & Brezina") audited the financial statements of the Company for the years ended December 31, 1995 and 1996, and were replaced by Ernst & Young LLP ("Ernst & Young), Certified Public Accountants on September 17, 1997.

     There were no disagreements between the Company and Ham, Langston & Brezina whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

     The report of Ham, Langston & Brezina for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, excepting a "going concern" qualification, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change principal accountants was not submitted for approval to the Board of Directors. The change was made by the Company's President, James
S. Percell, in order to provide for the Company's growing need for global expertise in accounting and other business matters.

     Also, during the Company's two most recent fiscal years, and since then, Ham, Langston & Brezina has not advised the Company that any of the following exist or are applicable:

          (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has lead them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management;

          (2) That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause him to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

          (3) That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

     Prior to the engagement of Ernst & Young as independent auditors, the Company had not consulted Ernst & Young regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

     Ham, Langston & Brezina has provided the Securities and Exchange Commission with a letter agreeing to the disclosure contained herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the directors and executive officers of the Company.

                  NAME                    AGE                    POSITION
                  ----                    ---                    --------
James S. Percell........................  55    Chairman, President and CEO
Robin M. Pate...........................  71    Director
Bryan Sharp.............................  54    Director
Albert M. Wolford.......................  76    Director and Secretary
David L. Warnock........................  40    Director
Douglas A. Schonacher, Jr...............  42    Vice President and Chief Operating Officer
Ronald L. Bianco........................  51    Chief Financial Officer and Vice-Secretary

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of

Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

BIOGRAPHIES

     JAMES S. PERCELL serves as Chairman, President and CEO of the Company and also serves as President of the Company's subsidiary, NFE. Mr. Percell became a director of the Company and President, Chief Executive Officer and a director of NFE in November, 1995. Mr. Percell became President and CEO of the Company in January, 1996. Mr. Percell also serves as President of Percell & Associates, a project developer of facilities in the hydrocarbon industry. From 1985-1993, Mr. Percell served as Vice-President of Belmont Constructors, Inc., a heavy industrial contractor. From 1982-1984, he served as President of Capital Services Unlimited, an international supply company for refining, petrochemical and oil field compressor stations, modular refineries and modular oilfield components. From 1977-1980, Mr. Percell served as President of Percell & Lowder, Inc., an oilfield fabricator of onshore and offshore facilities, and from 1960-1977, he served as project manager for various onshore and offshore projects. He attended Amarillo College in Amarillo, Texas.

     ROBIN M. PATE has been a director of the Company since November, 1995. Mr. Pate recently retired from the position of Executive Vice-President of Enterprise Products Company. Mr. Pate joined Enterprise as Senior Vice-President of operations in 1980. Before joining Enterprise, Mr. Pate served as President of American Borate Company for three years, Vice-President of Tenneco Oil for 12 years, and Executive Vice-President of Houston Reinforced Plastics. Mr. Pate is a registered professional engineer and is a member of the Texas Professional Engineering Association, Texas Bar Association and American Bar Association, Gas Processors Association and the National Petroleum Refiners Association of America. He formerly served on the Board of Directors of the Gas Processors Association and National Petroleum Refiners Association of America. Mr. Pate has a degree in Chemical Engineering from the University of Texas in addition to a Doctor of Jurisprudence in Law from the University of Houston.

     BRYAN SHARP has served as a director of the Company since November, 1995. Mr. Sharp currently serves as Principal-in-Charge and Director of Espey, Huston & Associates, Inc. ("EH&A"), an environmental consulting company, and from 1990-1993, he served as President of EH&A. Mr. Sharp has also been employed by North Texas State University, the Department of the Interior, and the University of Texas. Mr. Sharp has a B.S. degree in Education from North Texas State University, a M.S. degree in Biology from North Texas State University and studied for his Ph.D. in Zoology from the University of Texas at Austin.

     ALBERT M. WOLFORD has served as director of the Company since August 5, 1997. Mr. Wolford is a member of the Company's independent audit committee. Mr. Wolford is also the Company's Secretary. Mr. Wolford has been an independent business consultant since 1988. From 1970 to 1988, Mr. Wolford served with Texas United Corporation as a director, a member of the executive committee, senior vice-president, and as the chairman of executive development and compensation committee. As a senior vice-president of Texas United Corporation, Mr. Wolford served its subsidiaries as president and CEO of Texas United Chemical Corporation, as the chairman, president and CEO of United Salt Corporation, and as the president of American Borate Corporation. He has also served the Texas Chemical Council, an industry trade group, as a director, a member of its executive committee, and as secretary-treasurer. Mr. Wolford served as a member of the executive committee of the Salt Institute, an industry trade group. Mr. Wolford is a graduate of the University of Texas.

     DAVID L. WARNOCK was appointed as Director of the Company in December, 1997 in connection with the December, 1997 financing. Mr. Warnock is a founding partner of Cahill, Warnock & Company, L.L.C., an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions including President of the corporate general partner of T. Rowe Price Strategic Partners I and T. Rowe Price Strategic Partners II, and as the Executive Vice President of T. Rowe Price New Horizons Fund. Mr. Warnock also serves on the

Boards of Directors of other companies including Children's Comprehensive Services, Inc., SRB Corporation, and ALLIANCE National Incorporated. Mr. Warnock received a Bachelor of Arts Degree, History, from the University of Delaware and a Masters Degree, Finance, from the University of Wisconsin.

     DOUGLAS A. SCHONACHER, JR. joined the Company in March 1997 and is the Company's Vice President and Chief Operating Officer. Mr. Schonacher has 23 years of experience in the fields of drilling fluids control and drilling waste management. From 1992 until 1997, Mr. Schonacher was with Tubescope/Vetco International in the solids control division, serving as manager of Latin American operations. Mr. Schonacher also served as the manager of technical services for the solids control division of Tubescope/Vetco International. From 1987 until 1992, Mr. Schonacher was with Sun Drilling Products Corp. serving as vice president of Sun Environmental Services, Inc. and Gulf Coast operations manager. Mr. Schonacher was responsible for sales engineering and all product applications. Mr. Schonacher also was with Sun Drilling Products Corp. 1979 until 1983 where he was responsible for hiring drilling fluid engineers and for application of drilling fluids specialty products in offshore Gulf Coast regions. From 1974 until 1979, and again from 1983 until 1987, Mr. Schonacher was a drilling fluids consultant. Mr. Schonacher attended Nichols State University and Louisiana State University.

     RONALD L. BIANCO joined the Company in April 1997 as Chief Financial Officer. From 1975 through 1991, Mr. Bianco was with Dresser Industries where he served as controller of Dresser Rand Power in Norway, as the controller for North America -- Operations of Dresser Masonelian Valve and in other headquarter and division assignments. From 1992 through 1993, Mr. Bianco was an independent business consultant. From 1994 through 1996, Mr. Bianco served as Chief Financial Officer of SWECO Oilfield Services. Mr. Bianco received his B.B.A. in accounting in 1970 from St. Bonaventure University in Olean, New York, and his M.B.A. in 1983 from Southern Methodist University in Dallas, Texas.

CERTAIN SECURITIES FILINGS

     The Company believes that the reports required by Section 16(a) of the Exchange Act have been filed timely.

ITEM 10. EXECUTIVE COMPENSATION

     Mr. James Percell, became President and Chief Executive Officer of the Company in January, 1996. The Company has an employment contract with Mr. Percell (the "Employment Agreement"). The Employment Agreement which commenced in April 1997, has a term of three years. The Employment Agreement automatically extends, unless terminated by the Company or Mr. Percell, for additional successive one year periods after the initial three year term. Mr. Percell's employment contract provides that he receive annual compensation from the Company in the amount of $125,000. However on November 17, 1997, the Company's Board of Directors increased Mr. Percell's annual compensation to $250,000. No other executive officer of the Company received compensation which exceeded $100,000 during 1997.

                           SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                                                 COMPENSATION AWARDS
                                                               -----------------------
                                                                            SECURITIES   PAYOUTS
                                    ANNUAL COMPENSATION        RESTRICTED   UNDERLYING   -------       ALL
       NAME AND                -----------------------------     STOCK       OPTIONS/     LTIPS       OTHER
  PRINCIPAL POSITION    YEAR      SALARY       BONUS   OTHER     AWARDS        SARS      PAYOUTS   COMPENSATION
----------------------  ----   ------------    -----   -----   ----------   ----------   -------   ------------
James S. Percell......  1997     $168,750(*)    -0-     -0-       -0-          -0-         -0-         -0-
  Chief Executive       1996          -0-       -0-     -0-       -0-          -0-         -0-         -0-
  Officer               1995          -0-       -0-     -0-       -0-          -0-         -0-         -0-

---------------

(*) In addition to the compensation received pursuant to Mr. Percell's employment contract, Mr. Percell also received compensation directly from OnSite.

DIRECTOR COMPENSATION

     The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings. In November, 1995, the Company issued to each of Messrs. Percell, Pate and Sharp an option to purchase 800,000 shares of Common Stock of the Company at $0.60 per share. Each option is fully vested and may be exercised at any time until the option terminates on November 2, 2005.

EMPLOYEE STOCK OPTION PLAN

     While the Company has been successful in attracting and retaining qualified personnel, the Company believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel. The Company pays wages and salaries which it believes are competitive. The Company also believes that equity ownership is an important factor in its ability to attract and retain skilled personnel, and the Board of Directors of the Company may adopt an employee stock option program.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 25, 1998 with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                                   NUMBER OF             PERCENT       CLASS OF
                     NAME                       SHARES OWNED(1)          OF CLASS     SECURITIES
                     ----                       ---------------          --------     ----------
James S. Percell..............................     1,269,785(2)            12.3%     Common Stock
  2600 South Loop West,
  Suite #645
  Houston, Texas 77054
Robin M. Pate.................................     1,119,030(3)            10.9%     Common Stock
  9723 Truscan
  Houston, Texas 77080
Bryan Sharp...................................     1,101,267(4)            10.7%     Common Stock
  3200 Wilcrest, #200
  Houston, Texas 77042
Albert M. Wolford.............................        56,415(5)             0.7%     Common Stock
  2600 South Loop West,
  Suite #645
  Houston, Texas 77054
David L. Warnock..............................     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202

                                                   NUMBER OF             PERCENT       CLASS OF
                     NAME                       SHARES OWNED(1)          OF CLASS     SECURITIES
                     ----                       ---------------          --------     ----------
Edward L. Cahill..............................     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202
Cahill, Warnock Strategic
Partners Fund, L.P............................     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202
Strategic Associates, L.P.....................     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202
Cahill, Warnock & Company, L.L.C..............     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202
Cahill, Warnock Strategic Partners, L.P.......     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202
Douglas A. Schonacher, Jr.....................        68,829(8)             0.8%     Common Stock
  2600 South Loop West,
  Suite #645
  Houston, Texas 77054
Ronald L. Bianco..............................        68,829(9)             0.8%     Common Stock
  2600 South Loop West,
  Suite #645
  Houston, Texas 77054
Newpark Resources, Inc........................     2,239,282(7)(10)        19.5%     Common Stock
  3850 N. Causeway
  Suite 1770
  Metairie, LA 70002-1756
All officers and directors as a Group (7           5,843,463               39.4%     Common Stock
  persons)....................................

---------------

 (1) Under the rules of the Securities and Exchange Commission (the "Commission"), a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. Shares as to which voting power or investment power may be acquired within 60 days are also considered as beneficially owned under the Commission's rules and are, accordingly, included as shares beneficially owned.

 (2) Includes an option to purchase 800,000 shares of Common Stock of the Company at $0.60 per share, and an option to purchase 301,267 shares of Common Stock of the Company at $3.00 per share. These options are fully vested and immediately exercisable.

 (3) Includes an option to purchase 700,000 shares of Common Stock of the Company at $0.60 per share, and an option to purchase 301,267 shares of Common Stock of the Company at $3.00 per share. These options are fully vested and immediately exercisable.

 (4) Includes an option to purchase 800,000 shares of Common Stock of the Company at $0.60 per share, and an option to purchase 301,267 shares of Common Stock of the Company at $3.00 per share. These options are fully vested and immediately exercisable.

 (5) Includes an option to purchase 9,415 shares of Common Stock of the Company at $3.00 per share and includes an option to purchase 25,000 shares of Common Stock at $3.75 per share. These options are fully vested and immediately exercisable.

 (6) Includes 1,722,900 shares of Series B Convertible Preferred Stock and a warrant to purchase 323,044 shares of common stock of the Company at $0.01 per share issued to Cahill, Warnock Strategic Partners Fund, L.P. ("Cahill Warnock Fund"), whose sole general partner is Cahill, Warnock Strategic Partners, L.P. ("Cahill Warnock Partners"). In addition, includes 95,464 shares of Series B Convertible Preferred Stock and a warrant to purchase 17,900 shares of common stock of the Company at $0.01 per share issued to Strategic Associates, L.P. ("Strategic Associates"), whose sole general partner is Cahill, Warnock & Company, L.L.C. ("Cahill Warnock"). Each share of Series B Convertible Preferred Stock is immediately convertible into one share of common stock of the Company, subject to adjustment under certain conditions. The warrant is fully vested and immediately exercisable. David
     L. Warnock and Edward L. Cahill are the sole general partners of Cahill Warnock Partners and the sole members of Cahill Warnock. David L. Warnock and Edward L. Cahill are control persons of Cahill Warnock Fund, Cahill Warnock Partners, Strategic Associates, and Cahill Warnock. David L. Warnock, Edward L. Cahill, Cahill Warnock Fund, Cahill Warnock Partners, Strategic Associates and Cahill Warnock have shared voting power and shared dispositive power of these shares and each disclaim beneficial ownership of the shares and warrants, except with respect to their pecuniary interest therein, if any.

 (7) Not included herein are other warrants which could be issuable under certain circumstances pursuant to the terms of the Loan Agreement as follows: (i) warrants for up to a total of 707,142 shares of Common Stock of the Company are issuable upon the earlier of an event of default under the terms of the Loan Agreement or February 17, 2000, provided, however, that if the loans are repaid in full prior to February 17, 2000, then no additional warrants would be issued, and further provided that if a portion of the loans are repaid prior to February 17, 2000, then warrants for a number of shares of Common Stock of the Company would be issued on a pro rata basis; and (ii) warrants for up to a total of 188,571 shares of Common Stock of the Company are issuable if loans made pursuant to the Loan Agreement are not repaid in full by December 17, 2001.

 (8) Includes an option to purchase 50,000 shares of Common Stock of the Company at $2.50 per share, and an option to purchase 18,829 shares of Common Stock of the Company at $3.00 per share. These options are fully vested and immediately exercisable.

 (9) Includes an option to purchase 50,000 shares of Common Stock of the Company at $2.50 per share, and an option to purchase 18,829 shares of Common Stock of the Company at $3.00 per share. These options are fully vested and immediately exercisable.

(10) Includes 1,885,711 shares of Series B Convertible Preferred Stock which are immediately convertible into shares of the Company's Common Stock. The number of shares of Common Stock into which each share of Preferred Stock may be converted is presently one share of Common Stock for each share of Series B Convertible Preferred Stock, subject to adjustment under certain conditions. Also includes a warrant to purchase 353,571 shares of Common Stock of the Company at $0.01 per share. The warrant is fully vested and immediately exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The current Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers, directors and 5% stockholders enter into any transactions and/or loans between the Company and its officers, directors and 5% stockholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent, disinterested directors of the Company.

     The Company sold $4,000,000 of Series B Convertible Preferred Stock and $4,000,000 of Series C Preferred Stock, and borrowed $6,000,000 from an investor group consisting of, among others, Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P. and Newpark Resources, Inc. Pursuant to the financing, David L. Warnock was appointed as a Director of the Company. Mr. Warnock has an indirect interest in these transactions. Mr. Warnock is a general partner of Cahill Warnock Strategic Partners, L.P. which is the sole general partner of Cahill, Warnock Strategic Partners Fund, L.P. Mr. Warnock is a member of Cahill, Warnock & Company, L.L.C. which is the sole general partner of Strategic Associates, L.P.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

      EXHIBIT NO.                          IDENTIFICATION OF EXHIBIT
      -----------                          -------------------------
           3.1 (*)        -- Certificate of Incorporation of the Registrant, and
                             amendments thereto.
           3.2 (*)        -- Bylaws of the Registrant
           4.1 (*)        -- See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws of the Registrant defining
                             rights of holders of common stock of the Registrant
           4.2 (*)        -- Common Stock specimen
           4.3 (**)       -- Certificate of Designation, Preferences, Rights and
                             Limitations of Series B Convertible Preferred Stock.
           4.4 (**)       -- Certificate of Designation, Preferences, Rights and
                             Limitations of Series C Preferred Stock.
           4.5 (*)        -- Form of Warrant Certificate dated December 17, 1997
                             (Included in Exhibit 10.5).
          10.1 (**)       -- Purchase Agreement dated December 17, 1997, among the
                             Company, Parker Drilling Investment Company and Parker
                             Drilling Company.
          10.2 (*)        -- Loan and Security Agreement dated December 17, 1997 by
                             and among the Company, National Fuel & Energy, and OnSite
                             Technology, L.L.C. as Borrowers and Cahill, Warnock
                             Strategic Partners Fund, L.P., Strategic Associates,
                             L.P., Newpark Resources, Inc. and James H. Stone, as
                             Lenders.
          10.3 (*)        -- Form of Registration Rights Agreement pursuant to Private
                             Placement Memorandum dated September 18, 1996.
          10.4 (*)        -- Form of Registration Rights Agreement dated December 17,
                             1997, between the Company and Cahill, Warnock Strategic
                             Partners Fund, L.P., Strategic Associates, L.P., Newpark
                             Resources, Inc. and James H. Stone.
          10.5 (*)        -- Form of Warrant Agreement dated December 17, 1997,
                             between the Company and Cahill, Warnock Strategic
                             Partners Fund, L.P., Strategic Associates, L.P., Newpark
                             Resources, Inc. and James H. Stone.
          10.6 (*)        -- Employment Agreement of James S. Percell.
          16.1 (***)      -- Letter on Change in Certifying Accountant
          21.1 (*)        -- Subsidiaries of Registrant
          27.1 (*)        -- Financial Data Schedule

---------------

(*)   Filed herewith

(**) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 17, 1997 and filed December 30, 1997, and incorporated herein by reference thereto.

(***) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 17, 1997 and filed September 19, 1997, and incorporated herein by reference thereto.

(B) REPORTS ON FORM 8-K.

     A Current Report on Form 8-K dated December 17, 1997 was filed on December 30, 1997, relating to (i) Item 2. Acquisition or Disposition of Assets and (ii)
Item 7. Financial Statements and Exhibits. An Amendment No. 1 to the Form 8-K relating to Item 7. Financial Statements and Exhibits was subsequently filed on March 2, 1998.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                                            ENVIRONMENTAL SAFEGUARDS, INC.

                                            By:    /s/ JAMES S. PERCELL
                                              ----------------------------------
                                                       James S. Percell
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ JAMES S. PERCELL                   Chairman of the Board, Chief     March 30, 1998
-----------------------------------------------------    Executive Officer, and
                  James S. Percell                       Director

                   /s/ BRYAN SHARP                     Director                         March 30, 1998
-----------------------------------------------------
                     Bryan Sharp

                   /s/ ROBIN PATE                      Director                         March 30, 1998
-----------------------------------------------------
                     Robin Pate

                 /s/ ALBERT WOLFORD                    Director and Secretary           March 30, 1998
-----------------------------------------------------
                   Albert Wolford

                /s/ DAVID L. WARNOCK                   Director                         March 30, 1998
-----------------------------------------------------
                  David L. Warnock

                  /s/ RONALD BIANCO                    Chief Financial Officer and      March 30, 1998
-----------------------------------------------------    Vice-Secretary
                    Ronald Bianco

                         ENVIRONMENTAL SAFEGUARDS, INC.

                               ------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                      WITH REPORTS OF INDEPENDENT AUDITORS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                         ENVIRONMENTAL SAFEGUARDS, INC.

                               TABLE OF CONTENTS

                                                              PAGE(S)
                                                              -------
Reports of Independent Auditors.............................    F-2
Audited Financial Statements
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    F-4
  Consolidated Statements of Operations for the years ended
     December 31, 1997 and 1996.............................    F-5
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1997 and 1996.................    F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997 and 1996.............................    F-7
Notes to Consolidated Financial Statements..................    F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Environmental Safeguards, Inc.

     We have audited the accompanying consolidated balance sheet of Environmental Safeguards, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Safeguards, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                 /s/ ERNST & YOUNG, LLP

Houston, Texas
March 24, 1998

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Environmental Safeguards, Inc.

     We have audited the accompanying consolidated balance sheet of Environmental Safeguards, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Safeguards, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            /s/ HAM, LANGSTON & BREZINA, LLP

Houston, Texas
March 18, 1997

                         ENVIRONMENTAL SAFEGUARDS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 6,686    $ 3,363
  Accounts receivable.......................................    1,554         --
  Prepaid expenses..........................................      206         --
  Deferred taxes............................................       85         --
                                                              -------    -------
          Total current assets..............................    8,531      3,363
Property and equipment, net.................................    6,286          5
Investments in joint venture................................       --      1,980
Acquired engineering design and technology, net.............    3,242         --
Other assets................................................      239        120
                                                              -------    -------
          Total assets......................................  $18,298    $ 5,468
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $   844    $    --
  Current portion of capital lease obligation...............    1,039         --
  Accounts payable..........................................      480         10
  Accrued liabilities.......................................      366         49
  Income taxes payable......................................      525         --
                                                              -------    -------
          Total current liabilities.........................    3,254         59
Long-term debt..............................................    4,117      3,694
Capital lease obligation....................................    1,093         --
Deferred gain...............................................       --        200
Minority interest...........................................      628         --
Commitments and contingencies (Notes 6 and 13)
Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001 par
     value (aggregate liquidation value -- $3,998,000);
     5,000,000 shares authorized; 3,771,422 shares issued
     and outstanding at December 31, 1997...................        4         --
  Preferred stock; Series C non-convertible, non-voting,
     cumulative; $.001 par value (aggregate liquidation
     value -- $4,000,000); 400,000 shares authorized, issued
     and outstanding at December 31, 1997...................        1         --
  Common stock; $.001 par value; 50,000,000 shares
     authorized; 9,282,265 and 6,854,828 shares issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................        9          7
  Unissued common stock.....................................       56        813
  Additional paid-in capital................................   14,459      4,152
  Accumulated deficit.......................................   (5,323)    (3,457)
                                                              -------    -------
          Total stockholders' equity........................    9,206      1,515
                                                              -------    -------
          Total liabilities and stockholders' equity........  $18,298    $ 5,468
                                                              =======    =======

                See notes to consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
Service revenue.............................................  $ 6,678    $   --
Cost of providing services..................................    3,226        --
                                                              -------    ------
  Gross margin..............................................    3,452        --
Selling, general and administrative expenses................   (2,076)     (511)
Acquired research and development...........................     (786)       --
                                                              -------    ------
  Income (loss) from operations.............................      590      (511)
Other income (expenses):
  Loss from investment in joint venture.....................       --       (93)
  Interest income...........................................      192        18
  Interest expense..........................................     (466)     (138)
  Foreign currency transaction losses.......................      (31)       --
  Other.....................................................        4         3
                                                              -------    ------
Income (loss) before provision for income taxes, minority
  interest, elimination of pre-acquisition earnings of
  subsidiary and extraordinary item.........................      289      (721)
Provision for income taxes..................................    1,205        --
                                                              -------    ------
Loss before minority interest, elimination of
  pre-acquisition earnings of subsidiary and extraordinary
  item......................................................     (916)     (721)
Minority interest...........................................     (547)       --
Elimination of pre-acquisition earnings of subsidiary.......      (34)       --
                                                              -------    ------
Loss before extraordinary item..............................   (1,497)     (721)
Extraordinary gain (loss) on extinguishment of debt.........     (352)       74
                                                              -------    ------
Net loss....................................................  $(1,849)   $ (647)
                                                              =======    ======
Net loss available to common stockholders...................  $(5,880)   $ (647)
                                                              =======    ======
Basic and dilutive earnings (loss) per common share:
  Before extraordinary item.................................  $ (0.61)   $(0.11)
  Extraordinary item........................................    (0.04)      .01
                                                              -------    ------
  Net loss per common share.................................  $ (0.65)   $(0.10)
                                                              =======    ======
Weighted average shares outstanding.........................    9,075     6,375
                                                              =======    ======

                See notes to consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        SERIES B    SERIES C             UNISSUED   ADDITIONAL
                                        PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN     ACCUMULATED
                                          STOCK       STOCK     STOCK     STOCK      CAPITAL       DEFICIT     TOTAL
                                        ---------   ---------   ------   --------   ----------   -----------   ------
Balance at January 1, 1996............    $ --        $ --       $  6      $ 50      $ 2,449       $(2,810)    $ (305)
  Issuance of common stock............                              1        --          409            --        410
  Issuance for which the proceeds were
    received in 1995 (62,500
    shares)...........................      --          --         --       (50)          50            --         --
  Exercise of stock options and
    warrants (410,000 shares).........      --          --         --        --          190            --        190
  Issuances for services, compensation
    and settlement of debt (318,378
    shares)...........................      --          --         --        --          594            --        594
  Proceeds received on Regulation D
    offering that closed in February
    1997..............................      --          --         --       689           --            --        689
  Issuance declared in payment of
    accrued interest on convertible
    debentures (84,791 shares)........      --          --         --        68           --            --         68
  Shares to be issued in January 1998
    under terms of a note settlement
    agreement.........................      --          --         --        56           --            --         56
  Fair value of warrants issued in
    connection with the funding of
    long-term debt (See Note 1).......      --          --         --        --          460            --        460
  Net loss............................      --          --         --        --           --          (647)      (647)
                                          ----        ----       ----      ----      -------       -------     ------
Balance at December 31, 1996..........    $ --        $ --       $  7      $813      $ 4,152       $(3,457)    $1,515
  Issuance of common stock including
    shares for which the proceeds were
    received in 1996 (333,400
    shares)...........................      --          --         --      (689)         833            --        144
  Exercise of stock options (100,000
    shares)...........................      --          --         --        --           60            --         60
  Issuance in conversion of debentures
    and related accrued interest
    (1,994,037 shares)................      --          --          2       (68)       1,125            --      1,059
  Repurchase and cancellation of stock
    warrants originally issued in
    connection with the funding of
    long-term debt in 1996............      --          --         --        --         (170)           --       (170)
  Issuance of preferred stock and
    warrants for common stock
    (3,771,422 shares -- Series B,
    400,000 shares -- Series C and
    warrants for 707,142 shares of
    common stock).....................       4           1         --        --        8,459            --      8,464
  Dividends on Series C preferred
    stock.............................      --          --         --        --           --           (17)       (17)
  Net loss............................      --          --         --        --           --        (1,849)    (1,849)
                                          ----        ----       ----      ----      -------       -------     ------
  Balance at December 31, 1997........    $  4        $  1       $  9      $ 56      $14,459       $(5,323)    $9,206
                                          ====        ====       ====      ====      =======       =======     ======

                See notes to consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Cash flows from operating activities:
  Net loss..................................................  $(1,849)   $  (647)
  Adjustment to reconcile net loss to net cash used in
     operating activities:
     Extraordinary (gain) loss..............................      352        (74)
     Elimination of pre-acquisition earnings of
      subsidiary............................................       34         --
     Write-off of acquired research and development.........      762         --
     Common stock exchanged for services and interest
      expense...............................................       30        418
     Loss from investment in joint venture..................       --         93
     Depreciation expense...................................       45         55
     Amortization expense...................................      119         --
     Changes in operating assets and liabilities, net of
      effects of acquisition:
       Accounts receivable..................................     (116)       (57)
       Prepaid expenses and other assets....................     (344)        (1)
       Accounts payable.....................................      163       (131)
       Accrued liabilities..................................       19         47
       Income taxes payable.................................      118         --
                                                              -------    -------
          Net cash provided by (used in) operating
           activities.......................................     (667)      (297)
                                                              -------    -------
Cash flows from investing activities:
  Acquisition of remaining 50% interest in OnSite, net of
     cash acquired..........................................   (6,609)        --
  Purchase of property and equipment........................      (40)        --
  Investment in OnSite......................................   (1,050)    (1,692)
  Proceeds from sale of property and equipment..............       --          6
                                                              -------    -------
          Net cash used in investing activities.............   (7,699)    (1,686)
                                                              -------    -------
Cash flows from financing activities:
  Payments on notes payable.................................       --        (95)
  Net proceeds from long-term debt and convertible
     debentures.............................................    6,191      4,055
  Payments on long-term debt................................   (3,000)       (26)
  Repurchase of stock warrants..............................     (170)        --
  Net proceeds from sale of common stock, preferred stock
     and stock warrants.....................................    8,668      1,218
                                                              -------    -------
          Net cash provided by financing activities.........   11,689      5,152
                                                              -------    -------
Net increase in cash and cash equivalents...................    3,323      3,169
Cash and cash equivalents, beginning of year................    3,363        194
                                                              -------    -------
Cash and cash equivalents, end of year......................  $ 6,686    $ 3,363
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $   421    $     5
                                                              =======    =======
  Cash paid for income taxes................................  $   859    $    --
                                                              =======    =======

                See notes to consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Environmental Safeguards, Inc. (the "Company") provides environmental remediation and hydrocarbon reclamation/recycling services principally to oil and gas companies, using proprietary Indirect Thermal Desorption ("ITD") technology. To date the primary service offered by the Company has been the remediation of soil contaminated by oil based drill cuttings and the subsequent recovery of diesel and synthetic oils which were in the drill cuttings. Substantially all of the Company's operations to date have been conducted in Colombia.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries after elimination of all significant intercompany accounts and transactions. (See Note 4)

  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the valuation of deferred tax assets and the realizability of accounts receivable.

  Research and Development

     Research and development activities are expensed as incurred, including costs relating to patents or rights which may result from such expenditures.

  Revenue Recognition

     Revenue is recognized at the time services are performed or when products are shipped.

  Concentrations of Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability and international capability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to multinational energy companies operating in the United States and South America. Collateral is generally not required for credit granted. Essentially all of the Company's trade receivables were due from one multinational energy company for services performed in Colombia. Management believes that all receivables are fully collectible.

  Cash Equivalents

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

                         ENVIRONMENTAL SAFEGUARDS, INC.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of 5 years for ITD Units, 7 years for office furniture and equipment, and 3 to 7 years for transportation and other equipment.

  Income Taxes

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Stock-Based Compensation

     The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

  Acquired Engineering Design and Technology

     Acquired engineering design and technology represents the intangible value associated with certain proprietary equipment and process designs acquired by the Company in the acquisition of OnSite (See Note 2). This intangible asset is being amortized over an estimated useful life of 8 years using the straight-line method. As of December 31, 1997, the accumulated amortization was $18,000.

  Fair Value of Financial Instruments

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

  Reclassifications

     Certain prior year amounts in the 1996 consolidated balance sheet have been reclassified to conform to the 1997 presentation. In December 1996, the Company issued stock warrants in connection with the funding of certain long-term debt with Parker Drilling Company ("Parker"). These warrants were assigned a value of zero at the date of issuance but should have been valued at approximately $460,000 with a related increase to additional paid-in capital. The accompanying December 31, 1996 financial statements include a reclassification of the value assigned to stock warrants. This reclassification had no impact on the statement of operations. In addition, certain amounts in the 1996 statement of operations have been reclassified to conform to the 1997 presentation.

  Recently Issued Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for years beginning after December 15, 1997 and is not expected to have a material impact on financial position or results of operations.

                         ENVIRONMENTAL SAFEGUARDS, INC.

2. ACQUISITION OF ONSITE TECHNOLOGY, L.L.C.

     On December 17, 1997, the Company acquired Parker Drilling Company's 50% interest in OnSite Technology, L.L.C. ("OnSite") and, accordingly, OnSite became a wholly-owned consolidated subsidiary of the Company. Prior to this transaction, the Company accounted for its 50% ownership interest in OnSite on the equity method. The $8 million purchase price and the required repayment of $3 million of long-term debt due to a Parker subsidiary was financed through a private placement of Series B convertible preferred stock, Series C preferred stock, senior secured notes, and warrants for shares of the Company's common stock. This acquisition has been accounted for using the purchase method of accounting and the results of operations of OnSite have been consolidated with the Company's for the year ended December 31, 1997 with a deduction in the consolidated statement of operations for preacquisition earnings attributable to Parker's interest prior to December 17, 1997.

     The $8 million purchase price has been allocated to the assets acquired and liabilities assumed based on independent valuation. Approximately $762,000 of the purchase price was allocated to research and development activities which had not yet reached technological feasibility. This amount has been included in the Company's 1997 consolidated statement of operations as acquired research and development. The following is a summary of assets acquired and liabilities assumed in the purchase.

                                                              (IN THOUSANDS)
Assets acquired:
  Fair value of tangible assets acquired....................      $5,072
  Engineering design and technology.........................       3,259
  Acquired research and development.........................         762
                                                                  ------
                                                                   9,093
Cash paid to Parker, net of cash in OnSite..................       6,609
                                                                  ------
Liabilities assumed.........................................      $2,484
                                                                  ======

     The following unaudited summary proforma information presents the consolidated results of operations as if the effective date of the acquisition occurred at the beginning of each of the periods presented after giving effect to certain adjustments which include increased depreciation of ITD units, the expensing of acquired research and development and the additional interest expense associated with the financing of the transaction.

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Service revenue.............................................  $ 6,678    $   730
Loss before extraordinary item..............................  $(2,028)   $(2,454)
Net loss....................................................  $(2,028)   $(2,380)
Net loss available to common stockholders...................  $(2,696)   $(7,153)
Basic and dilutive net loss per common share................  $ (0.30)   $ (1.12)

                         ENVIRONMENTAL SAFEGUARDS, INC.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 1997     1996
                                                                ------    ----
                                                                (IN THOUSANDS)
ITD Remediation/Recycling Units, including the cost of units
  currently under construction of $1,338,000................    $7,019    $--
Office furniture and equipment..............................        18      9
Transportation and other equipment..........................       111     --
                                                                ------    ---
                                                                 7,148      9
Less accumulated depreciation and amortization..............       862      4
                                                                ------    ---
                                                                $6,286    $ 5
                                                                ======    ===

     The Company presently contracts with one fabricator for the manufacture of ITD Units and one fabricator for the manufacture of Condensing Units used in the Company's operations. As of December 31, 1997, the Company had 1 ITD Unit and 2 Condensing Units in process at a cost of $1,338,000 with an expected cost to complete of approximately $140,000. An unexpected disruption of the fabricator's ability to timely deliver ITD Units could cause a delay in the Company's ability to meet future service orders. Should a delay occur, the Company has taken steps to facilitate the placement of orders with alternative fabricators.

4. INVESTMENT IN ONSITE TECHNOLOGY, L.L.C.

     During the year ended December 31, 1996, the Company accounted for its investment in OnSite on the equity method. The following summarized financial information presents the consolidated financial position and results of operations of OnSite as of December 31, 1996 and for the year then ended:

BALANCE SHEET

                                                              (IN THOUSANDS)
                                   ASSETS
Cash and cash equivalents...................................      $  221
Accounts receivable.........................................         210
Prepaid expenses and other assets...........................          48
                                                                  ------
          Total current assets..............................         479
Property and equipment, net.................................       4,665
                                                                  ------
          Total assets......................................      $5,144
                                                                  ======
                      LIABILITIES AND MEMBERS' EQUITY
Accounts payable............................................      $1,111
Accrued liabilities.........................................          15
Income taxes payable........................................          22
Due to the Company..........................................          44
                                                                  ------
          Total current liabilities.........................       1,192
Minority interest in subsidiaries...........................          80
Members' equity.............................................       3,872
                                                                  ------
          Total liabilities and members' equity.............      $5,144
                                                                  ======

                         ENVIRONMENTAL SAFEGUARDS, INC.

STATEMENT OF OPERATIONS

                                                                   (IN
                                                               THOUSANDS)
Service revenue.............................................      $ 730
Cost of providing services..................................        561
                                                                  -----
  Gross margin..............................................        169
General and administrative expenses.........................        414
                                                                  -----
  Loss before provision for income taxes and minority
     interest...............................................       (245)
Provision for income taxes..................................         22
                                                                  -----
Loss before minority interest...............................       (267)
Minority interest...........................................         82
                                                                  -----
Net loss....................................................      $(185)
                                                                  =====

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               1997      1996
                                                              ------    ------
                                                               (IN THOUSANDS)
Senior secured notes payable to certain corporate and
  individual investors (the "Investor Notes") funded in
  connection with the Company's acquisition of OnSite. (See
  Note 2) The notes have a face value of $6 million and are
  carried net of an unamortized discount of approximately
  $1,039,000. Payments are due in quarterly principal
  installments of $300,000 plus accrued interest at a stated
  rate of prime plus 1.5% per year through December 2002.
  After considering the amortization of the discount, the
  notes bear an effective interest rate that approximates
  prime plus 7.5% per year. These notes are collateralized
  by all assets of the Company except ITD units financed
  under capital leases......................................  $4,961    $   --
Note payable to Parker, $3 million stated value, bearing
  interest at a stated rate of 6.3% per year and repayable
  based upon cash distributions from OnSite. At December 31,
  1996, the unamortized discount on this note was $460,000.
  This note was repaid December 17, 1997 upon acquisition of
  OnSite (See Note 2). Upon the early extinguishment of this debt, the Company incurred an extraordinary loss of
  $352,000 related to the write-off of the unamortized
  discount..................................................      --     2,540
Convertible debentures, bearing interest at a stated rate of
  10% per year. These debentures were converted to common
  stock of the Company in February 1997. (See Note 10)......      --     1,154
                                                              ------    ------
          Total long-term debt..............................   4,961     3,694
Less current maturities.....................................     844        --
                                                              ------    ------
Long-term debt..............................................  $4,117    $3,694
                                                              ======    ======

     The Investor Notes contain certain covenants, the most restrictive of which requires the Company to maintain positive working capital of at least $2 million and precludes the Company from paying common dividends. Management believes the Company is in compliance with all debt covenants at December 31, 1997.

                         ENVIRONMENTAL SAFEGUARDS, INC.

     The Investor Notes include a commitment by the lenders to provide an additional $5 million supplemental loan under provisions similar to the initial loan provided that the Company remains in

                         ENVIRONMENTAL SAFEGUARDS, INC.

compliance with the terms of the initial loan. The Investor Notes also include a provision for the Company to issue the lenders warrants to acquire an additional 188,571 shares of the Company's common stock at $0.01 per share if the Investor Notes are not prepaid in full by December 2001.

     Further, the Investor Notes include a provision for the Company to issue to the lenders warrants to acquire up to a total of 707,142 shares of Common Stock of the Company upon the earlier of an event of default under the terms of the Investor Notes or February 17, 2000, provided, however, that if the Investor Notes are repaid in full prior to February 17, 2000, then no additional warrants would be issued, and further provided that if a portion of the Investor Notes are repaid prior to February 17, 2000, then warrants for a number of shares of Common Stock of the Company would be issued on a pro rata basis.

     Following is an analysis of future annual maturities of long-term debt:

 YEAR ENDED
DECEMBER 31,
------------                                                         (IN THOUSANDS)
   1998............................................................      $  844
   1999............................................................         910
   2000............................................................         982
   2001............................................................       1,060
   2002............................................................       1,165
                                                                         ------
                                                                         $4,961
                                                                         ======

6. LEASE COMMITMENTS

     During 1997, OnSite Colombia sold and leased back an indirect thermal desorption unit. No gain or loss resulted from this transaction, and the related lease is accounted for as a capital lease. Amortization of leased assets is included in depreciation and amortization expense. Included in property and equipment in the accompanying consolidated balance sheet at December 31, 1997 are the following assets held under capital leases:

                                                              (IN THOUSANDS)
Indirect thermal desorption units...........................      $2,155
Accumulated amortization....................................        (391)
                                                                  ------
Assets under capital leases, net............................      $1,764
                                                                  ======

     OnSite Colombia also leases office and warehouse facilities and a truck under operating leases. Certain of the leases provide for renewal options; however, only one such lease has an original term of greater than one year. Rental expense for operating leases was $52,000 and $7,000 during the years ended December 31, 1997 and 1996, respectively.

                         ENVIRONMENTAL SAFEGUARDS, INC.

     Minimum lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 1997 are summarized as follows:

                         YEAR ENDED                           CAPITAL    OPERATING
                        DECEMBER 31,                          LEASES      LEASES
                        ------------                          -------    ---------
                                                                 (IN THOUSANDS)
  1998......................................................  $1,292        $27
  1999......................................................     839         27
  2000......................................................     290         14
Total minimum leases........................................   2,421        $68
                                                                            ===
Less amount representing interest...........................     289
Present value of minimum lease payments.....................   2,132
                                                              ------
Less current portion........................................   1,039
                                                              ------
Long-term portion...........................................  $1,093
                                                              ======

     Included in other assets at December 31, 1997 is $238,000 of restricted cash deposits that secure a letter of credit. Such letter of credit serves as a payment bond on one existing capital lease.

7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                               1997      1996
                                                              -------    -----
Deferred tax liabilities:
  Tax on undistributed foreign income.......................  $   196    $  --
Deferred tax assets:
  Net operating loss carryforwards..........................    1,217      758
  Foreign tax credit carryforwards..........................      301       --
  Purchased in-process research and development.............      259       --
  Deferred gain on sale of licensing agreement..............       66       68
  Deferred foreign municipal tax............................       85       --
  Other.....................................................       26       30
                                                              -------    -----
          Total deferred tax assets.........................    1,954      856
  Valuation allowance for deferred tax assets...............   (1,673)    (856)
                                                              -------    -----
                                                                  281       --
                                                              -------    -----
Net deferred tax assets.....................................  $    85    $  --
                                                              =======    =====

     For financial reporting purposes, income before income taxes, minority interest and extraordinary items includes the following components:

                                                               1997      1996
                                                              -------    -----
Pretax income (loss):
  United States.............................................  $(2,011)   $(721)
  Foreign...................................................    2,300       --
                                                              -------    -----
                                                              $   289    $(721)
                                                              =======    =====

                         ENVIRONMENTAL SAFEGUARDS, INC.

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                               1997      1996
                                                              -------    ----
Current:
  Federal...................................................  $    --    $ --
  Foreign...................................................    1,290      --
                                                              -------    ----
          Total current.....................................    1,290      --
                                                              -------    ----
Deferred:
  Federal...................................................       --      --
  Foreign...................................................      (85)     --
                                                              -------    ----
          Total deferred....................................      (85)     --
                                                              -------    ----
                                                              $ 1,205    $ --
                                                              =======    ====

     The Company consolidates its 50% owned subsidiary, OnSite Colombia, Inc., a Cayman Island company that conducts operations in Colombia. The Cayman Island imposes no income tax on such operations. However, the operations in Colombia are subject to Colombian federal and local taxes. Accordingly, the Company has included in its financial statements the Colombian income tax expense related to such operations.

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                                              1997    1996
                                                              ----    ----
Federal statutory rate......................................   34%     34%
Foreign (Colombian) income taxes............................  417%     --
Increase in valuation allowance.............................  (34%)   (34%)
                                                              ---     ---
                                                              417%      0%
                                                              ===     ===

     At December 31, 1997, for federal income tax reporting purposes, the Company has approximately $3,580,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire during the years ended December 31, 2001 to 2013. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.

8. FOREIGN OPERATIONS

     Financial information relating to the Company's foreign operations is as follows:

                                                               1997      1996
                                                              ------    ------
                                                               (IN THOUSANDS)
Sales to unaffiliated customers.............................  $6,432    $  188
Operating income (loss).....................................   2,574      (118)
Identifiable assets.........................................   6,403     1,278
Net assets..................................................   1,256       135

     Substantially all of the Company's foreign operations were conducted by the Company's 50% owned joint company in Colombia. The Company's Colombian subsidiary operated with the U.S. dollar as its functional

                         ENVIRONMENTAL SAFEGUARDS, INC.

currency and, accordingly, no cumulative translation adjustment is presented in the accompanying balance sheet.

9. STOCKHOLDERS' EQUITY

     The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. Effective December 17, 1997, in connection with the Company's acquisition of OnSite, the board of directors authorized the issuance and sale of up to 5,000,000 shares of Series B convertible preferred stock and up to 400,000 shares of Series C preferred stock.

  Series B Convertible Preferred Stock

     The Company issued 3,771,422 shares of $0.001 par value Series B convertible preferred stock. Dividends are paid at the same rate as common stock based upon the conversion rate. The initial rate is 1 common share for each preferred share; however, the conversion rate is subject to adjustments to prevent dilution. The Series B convertible preferred stock has a liquidation preference of $1.06 per share plus any unpaid dividends.

  Series C Preferred Stock

     The Company issued 400,000 shares of Series C non-voting preferred stock with a $0.001 per share par value and a $10 per share stated value. The Series C preferred stock carries a quarterly dividend payable in arrears of prime (8.5% at December 31, 1997) plus 1.5% based on the stated value of the stock. The Series C preferred stock is redeemable at the option of the Company at a price of $10 per share plus any unpaid dividends.

  Common Stock

     In February 1997, the Company completed a public registration of 2,304,792 shares of its common stock. The Company's 10% convertible debentures provided for automatic conversion into shares of the Company's common stock upon the effective registration by the Company of its common stock under the Securities Exchange Act of 1934, as amended. Of the 2,304,792 shares registered, 1,934,792 were newly issued shares for conversion of the 10% debentures and payment of related accrued interest.

     In February 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933. The Company collected cash proceeds of $833,500 for the issuance of 333,400 shares of common stock ($688,500 collected in 1996 and $145,000 in 1997).

     In February 1996, the Company closed an exempt offering under Regulation D of the Securities Act of 1933. The Company collected cash proceeds of $700,000 for issuance of 875,000 shares of common stock ($290,000 collected in 1995 and $410,000 in 1996).

  Unissued Common Stock

     Unissued common stock at December 31, 1997 and 1996 represents shares for which cash proceeds or other consideration had been received but shares had not been issued.

  Stock Options

     The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of

                         ENVIRONMENTAL SAFEGUARDS, INC.

Directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 0.698; and a weighted-average expected life of the options of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance because the options may be fully exercised at that date. The Company's proforma information follows:

                                                               1997       1996
                                                              -------    ------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
Proforma net loss...........................................  $(4,676)   $ (647)
Proforma net loss available to common stockholder's.........  $(8,707)   $ (647)
Proforma basic and dilutive loss per share..................  $ (0.96)   $(0.10)

     A summary of the Company's stock option activity and related information for the years ended December 31, 1997 and 1996 follows:

                                              1997                           1996
                                  ----------------------------   ----------------------------
                                              WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                   OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                  ---------   ----------------   ---------   ----------------
Outstanding -- beginning of
  year..........................  3,323,542        $1.32         3,363,542        $1.21
  Granted.......................  1,598,144         2.82                --           --
  Exercised.....................   (100,000)         .60           (40,000)         .60
  Forfeited.....................         --           --                --           --
                                  ---------                      ---------
Outstanding-end of year.........  4,821,686         1.76         3,323,542         1.21
                                  =========                      =========
Exercisable at end of year......  4,821,686         1.76         3,323,542         1.21
                                  =========                      =========
Weighted-Average fair value of
  options granted during the
  year..........................                    1.77                             --

                         ENVIRONMENTAL SAFEGUARDS, INC.

     A summary of outstanding stock options, all of which are currently exercisable at December 31, 1997, follows:

                                                            REMAINING
                                                           CONTRACTUAL
NUMBER OF SHARES                EXPIRATION DATE            LIFE (YEARS)            EXERCISE PRICE
----------------                ---------------            ------------            --------------
    463,542...................  November 1998                   0.9                    $5.00
  2,760,000...................  November 2005                   7.9                    $0.60
    602,500...................  March 2007                      9.2                    $2.50
     25,000...................  November 2007                   9.9                    $3.75
    970,644...................  December 2007                  10.0                    $3.00

  Stock Warrants

     Following is a summary of stock warrant activity:

                                                NUMBER OF      EXERCISE         WEIGHTED
                                                 SHARES          PRICE        AVERAGE PRICE
                                                ---------    -------------    -------------
Warrants outstanding at January 1, 1996.......   370,000         $0.45            $0.45
  Issued......................................   250,000         $2.50            $2.50
  Exercised...................................  (370,000)        $0.45               --
                                                --------
Warrants outstanding at December 31, 1996.....   250,000         $2.50            $2.50
  Issued......................................   757,143      $0.01-$2.50         $0.17
  Canceled....................................  (300,000)        $2.50
                                                --------
Warrants outstanding at December 31, 1997.....   707,143         $0.01            $0.01
                                                ========

     All warrants outstanding at December 31, 1997 were issued in connection with the sale of the Company's Series B and Series C preferred stock and the funding of the Investor Notes (See Note 5). The warrants bear an exercise price of $0.01 per share, are currently exercisable, and expire in December 2007.

10. EARNINGS PER SHARE

     For the years ended December 31, 1997 and 1996, due to the fact that the Company incurred net losses, all common stock equivalents have been excluded from the calculation of earnings per share because their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the common stock equivalents disclosed in Note 9 be included in the calculation of the weighted average shares outstanding for periods in which net income is reported, using the treasury stock method. Following is the reconciliation of net loss to the net loss available to common stockholders.

                                                               1997        1996
                                                              -------      -----
                                                                (IN THOUSANDS)
Net loss....................................................  $(1,849)     $(647)
Less: Accretion of discount on Class B preferred stock......   (3,998)        --
      Series C Preferred stock dividends....................      (17)        --
      Accretion of discount on Class C preferred stock......      (16)        --
                                                              -------      -----
Net loss available to common stockholders...................  $(5,880)     $(647)
                                                              =======      =====

11. RESEARCH AND DEVELOPMENT

     During the year ended December 31, 1997, expenditures for research and development were $786,000, which includes approximately $762,000 of acquired research and development (See Note 2). During the year

                         ENVIRONMENTAL SAFEGUARDS, INC.

ended December 31, 1996, all research and development was conducted by OnSite and such expenses are not included separately in the 1996 consolidated financial statements as OnSite was accounted for under the equity method.

12. MAJOR CUSTOMERS

     During the years ended December 31, 1997 and 1996, the Company provided services to only two customers and each accounted for more than 10% of service revenue.

13. LITIGATION

     The Company is involved as a defendant in certain litigation filed by an engineering company (the "Engineering Company") that constructed certain soil remediation units for the Company. The litigation originally involved claims by the Engineering Company that the Company owed additional compensation of approximately $150,000 for units which the Company believes did not meet required performance criteria. The Company filed a counter claim for $200,000 to obtain damages from the Engineering Company. The Company has been advised that in 1994, the Engineering Company filed a petition seeking Chapter 11 Bankruptcy Protection. A Notice of Automatic Stay was filed in August 1994. In January 1995, the Engineering Company filed a Plan of Reorganization with the Bankruptcy Court whereby the Company received nothing and no adversary pleadings were filed against the Company. The Company believes, after consultation with legal counsel, that the risk of material financial exposure to the Company is remote.

14. RELATED PARTY TRANSACTIONS

     The Company and OnSite share office facilities and certain employees. Shared costs are generally specifically identified by company; however, certain costs must be allocated based upon management's estimates. The operations of the Company and OnSite were combined during the year ended December 31, 1997 in a manner described in Note 4. However, during the period from January 1, 1997 through December 17, 1997 and the year ended December 31, 1996, 50% of OnSite's operations were attributable to Parker, the former owner of a 50% interest in OnSite.

15. NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company engaged in certain non-cash investing and financing activities as follows:

                                                               1997     1996
                                                              ------    ----
                                                              (IN THOUSANDS)
Conversion of debentures to common stock, net of deferred
  offering costs............................................  $  889    $ --
Assumption of liabilities upon acquisition of OnSite
  Technology, L.L.C. (Includes $607 minority interest in
  OnSite Colombia, Inc.)....................................   2,484      --
Deferred gain offset in acquisition of OnSite...............     193      --
Investment in the Joint company in exchange for an
  all-inclusive license for ITD technology..................      --     203
Converted short-term notes and accrued liabilities to common
  stock.....................................................      --     276

                               INDEX TO EXHIBITS

      EXHIBIT NO.                          IDENTIFICATION OF EXHIBIT
      -----------                          -------------------------
           3.1 (*)        -- Certificate of Incorporation of the Registrant, and
                             amendments thereto.
           3.2 (*)        -- Bylaws of the Registrant
           4.1 (*)        -- See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws of the Registrant defining
                             rights of holders of common stock of the Registrant
           4.2 (*)        -- Common Stock specimen
           4.3 (**)       -- Certificate of Designation, Preferences, Rights and
                             Limitations of Series B Convertible Preferred Stock.
           4.4 (**)       -- Certificate of Designation, Preferences, Rights and
                             Limitations of Series C Preferred Stock.
           4.5 (*)        -- Form of Warrant Certificate dated December 17, 1997
                             (Included in Exhibit 10.5).
          10.1 (**)       -- Purchase Agreement dated December 17, 1997, among the
                             Company, Parker Drilling Investment Company and Parker
                             Drilling Company.
          10.2 (*)        -- Loan and Security Agreement dated December 17, 1997 by
                             and among the Company, National Fuel & Energy, and OnSite
                             Technology, L.L.C. as Borrowers and Cahill, Warnock
                             Strategic Partners Fund, L.P., Strategic Associates,
                             L.P., Newpark Resources, Inc. and James H. Stone, as
                             Lenders.
          10.3 (*)        -- Form of Registration Rights Agreement pursuant to Private
                             Placement Memorandum dated September 18, 1996.
          10.4 (*)        -- Form of Registration Rights Agreement dated December 17,
                             1997, between the Company and Cahill, Warnock Strategic
                             Partners Fund, L.P., Strategic Associates, L.P., Newpark
                             Resources, Inc. and James H. Stone.
          10.5 (*)        -- Form of Warrant Agreement dated December 17, 1997,
                             between the Company and Cahill, Warnock Strategic
                             Partners Fund, L.P., Strategic Associates, L.P., Newpark
                             Resources, Inc. and James H. Stone.
          10.6 (*)        -- Employment Agreement of James S. Percell.
          16.1 (***)      -- Letter on Change in Certifying Accountant
          21.1 (*)        -- Subsidiaries of Registrant
          27.1 (*)        -- Financial Data Schedule

---------------

(*)   Filed herewith

(**) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 17, 1997 and filed December 30, 1997, and incorporated herein by reference thereto.

(***) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 17, 1997 and filed September 19, 1997, and incorporated herein by reference thereto.