Form 10-Q
period 1998-03-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1998-05-12
CIK 1017616

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q
                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

    For the Quarterly Period Ended: March 31, 1998

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

                                -----------------


         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         At May 12, 1998, there were 9,322,444 shares of common stock, $.001 par value, outstanding.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS
                                    --------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 and
           December 31, 1997

           Consolidated Condensed Statements of Operations for the three months ended March 31, 1998 and 1997

           Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1998 and 1997

           Selected Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     Part II
                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Item 1.    FINANCIAL STATEMENTS

           The information required by this Item 1 is included in this report as set forth in the "contents" page.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   ----------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       MARCH 31,       DECEMBER 31,
                                                         1998              1997
ASSETS                                                (UNAUDITED)         (NOTE)
                                                     ------------      ------------
Current assets:
  Cash and cash equivalents                          $      4,939      $      6,686
  Accounts receivable                                       2,149             1,554
  Prepaid expenses                                            420               206
  ITD Units and equipment held for sale                       908              --
  Deferred taxes                                               85                85
                                                     ------------      ------------

    Total current assets                                    8,501             8,531

Property and equipment, net                                 6,788             6,286
Acquired engineering design and
  technology, net                                           3,140             3,242
Other assets                                                  239               239
                                                     ------------      ------------

      Total assets                                   $     18,668      $     18,298
                                                     ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                  $        847      $        844
  Current portion of capital lease
    obligation                                              1,127             1,039
  Accounts payable                                          1,315               480
  Accrued liabilities                                         913               366
  Income taxes payable                                        470               525
                                                     ------------      ------------

    Total current liabilities                               4,672             3,254

Long-term debt                                              3,874             4,117
Capital lease obligation                                      775             1,093
Minority interest                                             499               628

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting,
    $.001 par value (aggregate liquidation
    value - $3,998,000); 5,000,000 shares
    authorized; 3,771,422 shares issued and
    outstanding                                                 4                 4
  Preferred stock; Series C non-conver-
    tible, non-voting, cumulative; $.001 par
    value (aggregate liquidation value -
    $4,000,000); 400,000 shares authorized,
    issued and outstanding                                      1                 1
  Common stock; $.001 par value; 50,000,000
    shares authorized; 9,322,444 and
    9,282,265 shares issued and outstanding
    at March 31, 1998 and December 31, 1997,
    respectively                                                9                 9
  Unissued common stock                                      --                  56
  Additional paid-in capital                               14,515            14,459
  Accumulated deficit                                      (5,681)           (5,323)
                                                     ------------      ------------

    Total stockholders' equity                              8,848             9,206
                                                     ------------      ------------

      Total liabilities and stockholders'
        equity                                       $     18,668      $     18,298
                                                     ============      ============

Note: The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   ----------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                                  --------------------
                                                    1998         1997
                                                  -------      -------
Service revenue                                   $ 2,569      $   705
Cost of providing services                          1,181          324
                                                  -------      -------

  Gross margin                                      1,388          381

Selling, general and administrative
  expenses                                           (879)        (339)
Amortization of acquired engineering design
  and technology                                     (102)        --
                                                  -------      -------

    Income from operations                            407           42

Other income (expenses):
  Interest income                                      89           40
  Interest expense                                   (322)         (80)
  Foreign currency transaction losses                --             (6)
  Other                                                 9            2
                                                  -------      -------

Income (loss) before provision for income
  taxes, minority interest and elimination
  of pre-acquisition earnings of subsidiary           183           (2)

Provision for income taxes                            273           80
                                                  -------      -------

Loss before minority interest and elimination
  of pre-acquisition earnings of subsidiary           (90)         (82)

Minority interest and elimination of
  pre-acquisition earnings of subsidiary             (171)         (77)
                                                  -------      -------

Net loss                                          $  (261)     $  (159)
                                                  =======      =======

Net loss available to common stockholders         $  (454)     $  (159)
                                                  =======      =======

Basic and dilutive net loss per common share      $ (0.05)     $ (0.02)
                                                  =======      =======

Weighted average shares outstanding                 9,322        8,191
                                                  =======      =======





                             See accompanying notes.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   ----------
                                 (IN THOUSANDS)

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                        --------------------
                                                          1998         1997
                                                        -------      -------
Cash flows from operating activities:
  Net loss                                              $  (261)     $  (159)
  Adjustment to reconcile net loss to net cash
    provided by operating activities:                       309          566
                                                        -------      -------

          Net cash provided by operating
            activities                                       48          407
                                                        -------      -------

Cash flows from investing activities:
  Purchase of property and equipment                     (1,325)        (925)
                                                        -------      -------

Cash flows from financing activities:
  Payments on long-term debt                               (240)        --
  Net proceeds from sale of common stock                   --            195
  Payments on capital leases                               (230)        --
                                                        -------      -------

          Net cash provided by financing activities        (470)         195
                                                        -------      -------

Net decrease in cash and cash equivalents                (1,747)        (323)

Cash and cash equivalents, beginning of period            6,686        3,584
                                                        -------      -------

Cash and cash equivalents, end of period                $ 4,939      $ 3,261
                                                        =======      =======


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $   277      $  --
                                                        =======      =======

  Cash paid for income taxes                            $   328      $  --
                                                        =======      =======


                             See accompanying notes.

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

1.     INTERIM FINANCIAL STATEMENTS:

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


2. IMPACT OF THE ACQUISITION OF ONSITE TECHNOLOGY, L.L.C. ON THE FINANCIAL STATEMENTS:

       On December 17, 1997, the Company acquired Parker Drilling Company's 50% interest in OnSite Technology, L.L.C. ("OnSite") and, accordingly, OnSite became a wholly-owned consolidated subsidiary of the Company. Prior to this transaction, the Company accounted for its 50% ownership interest in OnSite on the equity method. This acquisition has been accounted for using the purchase method of accounting and the results of operations and cash flows of OnSite for the three months ended March 31, 1997 have been presented on a consolidated basis with a deduction in the consolidated statement of operations for preacquisition earnings attributable to Parker's interest prior to December 17, 1997.


3.     ITD UNITS AND EQUIPMENT HELD FOR SALE:

       ITD Units and equipment held for sale at March 31, 1998 consisting of finished goods (one refurbished ITD Unit and two new pumps) are stated at the lower of cost or market value. Cost is determined using the specific identification method.








                                    Continued
                                       F-4

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

4.     INCOME TAXES:

       The Company consolidates its 50% owned subsidiary, OnSite Colombia, Inc., a Cayman Island company that conducts operations in Colombia. The Cayman Island imposes no income tax on such operations. However, the operations in Colombia are subject to Colombian federal and local taxes. Accordingly, the Company has included in its financial statements the Colombian income tax expense related to such operations. The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to Colombian income taxes and increases in valuation allowances for deferred tax assets relating to U.S. net operating losses.


5.     EARNINGS PER SHARE:

       For the quarters ended March 31, 1998 and 1997, due to the fact that the Company incurred net losses, all common stock equivalents have been excluded from the calculation of earnings per share because their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the common stock equivalents (totaling 9,300,251 shares at March 31, 1998) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported, using the treasury stock method. Following is the reconciliation of net loss to the net loss available to common stockholders.

                                                         1998           1997
                                                        -------        -----
                                                           (IN THOUSANDS)
         Net loss                                       $  (261)       $  (159)

         Less:  Series C Preferred stock
                  dividends                                 (99)          --
                Accretion of discount on
                  Class C preferred stock                   (94)          --
                                                        -------        -------

         Net loss available to common
           stockholders                                 $  (454)       $  (159)
                                                        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended December 31, 1997. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Information Regarding and Factors Affecting Forward Looking Statements".

OVERVIEW

         The Company is engaged in the development, production and sale of environmental reclamation and recycling technologies and services. The Company is currently providing reclamation and recycling services to companies engaged in land-based oil and gas exploration, and to offshore applications where drill cuttings are barged to an accessible land based facility for recycling. Oil and gas exploration often produces significant quantities of petroleum-contaminated drill cuttings, from which the Company's Indirect Thermal Desorption ("ITD") process can extract and recover the hydrocarbons as re-useable liquids, and produce recycled soil compliant with environmental regulations.

         The Company currently generates a substantial portion of its revenues from major oil and gas industry participants operating in the U.S.A and in the Republic of Colombia. The Company anticipates that its most likely future geographic markets will be Venezuela, Mexico, Canada and other Western Hemisphere countries. In December 1997, the Company reached an agreement with Newpark Resources, Inc. to provide reclamation and recycling services in support of offshore drilling activity in the Gulf of Mexico. In addition, the Company intends to expand the activities of OnSite to include use of ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining and petrochemical sites, as well as at Superfund, DoD and DoE sites.

         The Company's present fleet of six ITD Units consists of four units owned directly by the Company, plus two units owned by an affiliate of the Company, OnSite Colombia, in which the Company holds a 50% interest. Additional details on the six units are as follows:

         o three units are operating in Colombia for a major oil and gas participant under a two-year contract,

         o        one unit is in Venezuela, with a contract pending,

         o one unit is under a one-year contract for services at a dock in Louisiana where offshore drill cuttings are recycled, and

         o one unit is being refurbished after completing contract operations in Wyoming, and is held in inventory for sale to potential third-party buyers in non-core geographic areas.

         The Company has placed orders for four additional units for expected delivery in the May-September 1998 timeframe, which would bring the fleet to 10 units at that time. There can be no assurance, however, that these units will be delivered in the timeframe indicated.

QUARTERLY FLUCTUATIONS

         The Company's revenues may be affected by the timing and deployment of ITD Units to customer drilling sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

RESULTS OF OPERATIONS

         The Company's consolidated operating results have been significantly affected by the acquisition of the remaining 50% interest in OnSite. In order to provide a more meaningful period-to-period comparison of the Company's operations, the results for the comparative first quarter of 1997 have been presented on a consolidated basis, with a deduction in the consolidated statement of operations for pre-acquisition earnings attributed to Parker Drilling Company's interest prior to December 17, 1997. This change from the equity method to the consolidated method of accounting for the Company's investment in OnSite did not have an effect on net income.

         For the quarter ended March 31, 1998, the Company reported a loss of $261,000 as compared to a loss of $159,000 for the corresponding quarter in 1997. The net loss increase was primarily due to higher interest expense of $242,000 and additional amortization and depreciation expense of $122,000 and $102,000 respectively associated with the acquisition of Onsite. These factors were partially offset by increased operating income due to two more ITD Units in service as compared to 1997, and $49,000 additional interest income earned. Additional line-by-line analysis follows:

         Revenues and Gross Margin. The increase in service revenue and gross margin in the first quarter of 1998 is essentially the result of placing two additional ITD Units in service over the same period in 1997. Service revenue of $2.6 million for the first quarter of 1998 was generated by four ITD Units in service (three in Colombia and one in Louisiana), and produced gross margin of $1.4 million, or 54% of revenue. In the first quarter of 1997, the Company produced service revenue of $.7 million based on two units in service (one in Colombia and one in Wyoming), which resulted in $.4 million gross margin, also 54% of revenue.

         Selling, General and Administrative ("SG&A") Expense. SG&A expense increased during 1998 in line with higher service revenues, increased regulatory compliance, startup fees on entering the American Stock Exchange, and increased business activity in general. The 1998 SG&A expense also included additions and/or recruitment of more experienced personnel at the Corporate level in such key areas as international operations, accounting/finance, engineering design and procurement, regulatory matters and contract law. The number of management employees increased, on a quarter ending basis, from six in 1997 to nine in 1998.

         Amortization of Engineering Design and Developed Technology. Reflects the amortization of Engineering Design and Developed Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8 year estimated economic life.

         Interest Income. In 1998 the Company earned interest income of $89,000 primarily from investment of the proceeds from the $6 million of senior issued debt secured in December 1997. During 1997 the Company earned interest of $40,000 from investing the proceeds of $3 million in long term debt, which was retired in December 1997.

         Interest Expense. In 1998, the Company incurred interest expense of $322,000 (which included the amortization of debt issuance costs of $122,000), compared to interest expense of $80,000 in the comparable quarter in 1997 which related to the $3 million in debt retired in December 1997. Interest expense increased as a result of increased borrowings to fund the purchase of Parker's 50% interest in OnSite. (See Note 2 to the Consolidated Condensed Financial Statements).

         Income Taxes. The Company's reported tax provision in 1998 and 1997 related to foreign income tax incurred by OnSite Colombia, a 50% owned consolidated subsidiary of OnSite. The Company has incurred net operating losses ("NOLs") in the U.S. in recent years, which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in Colombia have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. The Company is implementing tax planning strategies, which if successful, may result in the Company recognizing these deferred tax assets in future periods, which could significantly reduce the Company's effective tax rate. There can be no assurances that the NOL and foreign tax credits will be utilizable.

         Elimination of Minority Interest. The minority interest for 1998 and 1997 reflects the 50% minority ownership's interest in the net income of OnSite Colombia. In addition, in 1997, the pre-acquisition earnings representing 50% of the results of OnSite operations are eliminated. (See Note 2 to the Consolidated Condensed Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         During 1997, the Company raised additional debt and equity capital to fund current operations, support the construction of ITD Units necessary for its future growth, and acquire the remaining 50% of OnSite from Parker. In December 1997, the Company raised $14 million in a private placement of Series B Convertible Preferred Stock, non-convertible Series C Preferred Stock, senior secured notes and warrants to purchase the Company's Common Stock. The proceeds from this private placement were primarily used to fund the $8 million acquisition of the remaining 50% of OnSite, repay $3 million of long-term debt to a Parker subsidiary, and provide the company with capital resources to continue funding current operations and planned capital expenditures.

         The Company received $6 million in proceeds from senior secured notes (as part of the $14 million in funding described above) and a commitment by the investors for an additional $5 million of long-term debt, provided that the Company remains in compliance with certain loan covenants of the secured notes. The most restrictive covenant requires the Company to maintain positive working capital of at least $2 million, and precludes the Company from paying common dividends. Management believes the Company is in compliance with all debt covenants at March 31, 1998, but there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

         Prior to the $14 million in funding described above, in the first quarter of 1997, the Company converted debt and related accrued interest totaling $1,262,000 to equity and completed a Regulation D offering of its Common stock. The proceeds from these transactions, along with the $3 million long-term debt proceeds raised by the Company in December 1996, were used to support operations throughout most of 1997.

         During 1997 the Company entered into two sale-leaseback transactions with third party lenders for two ITD Units operating in OnSite Colombia in order to improve cash flows. The Company has and will continue to make capital expenditures for ITD Units, and at December 31, 1997, had placed orders for four additional units at an aggregate cost of approximately $4.6 million (of which the Company incurred construction costs of approximately $1.2 million during the first quarter of 1998). The Company plans to finance these additional ITD Units through a combination of surplus operating cash flows, additional third party sale-leaseback transactions, bank term financing, the outright sale of equipment to third parties in non-core geographic areas and/or additional sales of equity. There can be no assurances that the Company will be able to obtain this additional financing.

         The functional currency of OnSite Colombia is the U.S. dollar because customer invoicing, customer receivables, imported equipment and many of the operating cost factors are denominated in U.S. dollars. The Company plans to continue to implement the same approach as other foreign operations come on stream in the course of conducting business abroad in an effort to minimize risks associated with foreign exchange fluctuation and its affect on Company profitability. However, there can be no assurance that the Company will be successful in averting foreign exchange losses and associated risks in future periods .

INFORMATION REGARDING AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, or be achieved, or be accomplished.

         In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the ability of the Company to attain widespread market acceptance of its technology; the ability of the Company to obtain acceptable forms and amounts of financing to fund planned expansion efforts; demand for, and price level of, the Company's services; competitive factors; the actual useful life of ITD Units; evolving industry and technological standards; ability to protect proprietary technology; dependence on key personnel; potential business interruption due to political unrest; foreign exchange fluctuation risk; and the ability of the Company to maintain acceptable utilization rates on its equipment. The company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K

                  (i) Exhibit 27.   Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K dated December 17, 1997 reporting the acquisition or disposition of Assets. Subsequently, on March 2, 1998, the Company filed Amendment No. 1 to the Form 8-K reporting the financial statements of OnSite Technology, L.L.C. and pro forma financial information pursuant to Article II of Regulation S-X.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    ENVIRONMENTAL SAFEGUARDS, INC.



Date: May 11, 1998                  By:       /s/ James S. Percell
                                        -----------------------------
                                        James S. Percell, President


Date: May 11, 1998                  By:       /s/ Ronald L. Bianco
                                        -------------------------------
                                        Ronald L. Bianco,
                                           Chief Financial Officer

                                EXHIBIT INDEX


                        27 -- Financial Data Schedule