Form 10KSB40/A
period 1997-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1998-06-19
CIK 1017616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------


                                AMENDMENT NO. 1


                                       TO

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      N/A

================================================================================

                               TABLE OF CONTENTS


PART I

  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................    7
  Item 3.   Legal Proceedings...........................................    7
  Item 4.   Submission of Matters to a Vote of Security Holders.........    7

PART II

  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    8
  Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    8
  Item 7.   Financial Statements........................................   13
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................   13

PART III

  Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of The Exchange
            Act.........................................................   14
  Item 10.  Executive Compensation......................................   16
  Item 11.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   17
  Item 12.  Certain Relationships and Related Transactions..............   19
  Item 13.  Exhibits and Reports on Form 8-K............................   20

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


     For the past two years the Company has focused essentially all of its attention on its now wholly owned business operations in OnSite. OnSite was formed, as a 50/50 joint company with Parker, as a means for assembling the capital necessary to build and improve the ITD Units and to generate market awareness and acceptance of ITD technology. The Company expects that a substantial portion of its revenues will continue to be generated from major oil and gas industry participants operating in Colombia and other Latin American countries. In December 1997, the Company reached an agreement with Newpark Resources, Inc. to provide reclamation and recycling services in support of offshore drilling activity in the Gulf of Mexico.



     In November 1996, OnSite formed a 50/50 joint company, OnSite Colombia, Inc. ("OnSite Colombia") with a group of South American investors. OnSite Colombia was established to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in Colombia. OnSite Colombia's operations are included in the Company's consolidated results in 1997 because the Company has effective voting control as a result of its acquisition of the remaining 50% interest in OnSite on December 17, 1997.


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

     DOUGLAS A. SCHONACHER, JR. joined the Company in March 1997 and is the Company's Vice President and Chief Operating Officer. Mr. Schonacher has 23 years of experience in the fields of drilling fluids control and drilling waste management. From 1992 until 1997, Mr. Schonacher was with Tubescope/ Vetco International in the solids control division, serving as manager of Latin American operations. Mr. Schonacher also served as the manager of technical services for the solids control division of Tubescope/ Vetco International. From 1987 until 1992, Mr. Schonacher was with Sun Drilling Products Corp. serving as vice president of Sun Environmental Services, Inc. and Gulf Coast operations manager. Mr. Schonacher was responsible for sales engineering and all product applications. Mr. Schonacher also was with Sun Drilling Products Corp. 1979 until 1983 where he was responsible for hiring drilling fluid engineers and for application of drilling fluids specialty products in offshore Gulf Coast regions. From 1974 until 1979, and again from 1983 until 1987, Mr. Schonacher was a drilling fluids consultant. Mr. Schonacher attended Nichols State University and Louisiana State University.

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

                                                   NUMBER OF             PERCENT       CLASS OF
                     NAME                       SHARES OWNED(1)          OF CLASS     SECURITIES
                     ----                       ---------------          --------     ----------
James S. Percell..............................     1,269,785(2)            12.3%     Common Stock
  2600 South Loop West,
  Suite #645
  Houston, Texas 77054
Robin M. Pate.................................     1,119,030(3)            10.9%     Common Stock
  9723 Truscan
  Houston, Texas 77080
Bryan Sharp...................................     1,101,267(4)            10.7%     Common Stock
  3200 Wilcrest, #200
  Houston, Texas 77042
Albert M. Wolford.............................        56,415(5)             0.7%     Common Stock
  2600 South Loop West,
  Suite #645
  Houston, Texas 77054
David L. Warnock..............................     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202
Edward L. Cahill..............................     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202

                                                   NUMBER OF             PERCENT       CLASS OF
                     NAME                       SHARES OWNED(1)          OF CLASS     SECURITIES
                     ----                       ---------------          --------     ----------
Cahill, Warnock Strategic
Partners Fund, L.P............................     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202
Strategic Associates, L.P.....................     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202
Cahill, Warnock & Company, L.L.C..............     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202
Cahill, Warnock Strategic Partners, L.P.......     2,159,308(6)(7)         18.9%     Common Stock
  One South Street,
  Suite #2150
  Baltimore, Maryland 21202
Douglas A. Schonacher, Jr.....................        68,829(8)             0.8%     Common Stock
  2600 South Loop West,
  Suite #645
  Houston, Texas 77054
Ronald L. Bianco..............................        68,829(9)             0.8%     Common Stock
  2600 South Loop West,
  Suite #645
  Houston, Texas 77054
Newpark Resources, Inc........................     2,239,282(7)(10)        19.5%     Common Stock
  3850 N. Causeway
  Suite 1770
  Metairie, LA 70002-1756
All officers and directors as a Group (7           5,843,463               39.4%     Common Stock
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


      EXHIBIT NO.                          IDENTIFICATION OF EXHIBIT
      -----------                          -------------------------
           3.1 (*)        -- Certificate of Incorporation of the Registrant, and
                             amendments thereto.
           3.2 (*)        -- Bylaws of the Registrant
           4.1 (*)        -- See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws of the Registrant defining
                             rights of holders of common stock of the Registrant
           4.2 (*)        -- Common Stock specimen
           4.3 (**)       -- Certificate of Designation, Preferences, Rights and
                             Limitations of Series B Convertible Preferred Stock.
           4.4 (**)       -- Certificate of Designation, Preferences, Rights and
                             Limitations of Series C Preferred Stock.
           4.5 (*)        -- Form of Warrant Certificate dated December 17, 1997
                             (Included in Exhibit 10.5).
          10.1 (**)       -- Purchase Agreement dated December 17, 1997, among the
                             Company, Parker Drilling Investment Company and Parker
                             Drilling Company.
          10.2 (*)        -- Loan and Security Agreement dated December 17, 1997 by
                             and among the Company, National Fuel & Energy, and OnSite
                             Technology, L.L.C. as Borrowers and Cahill, Warnock
                             Strategic Partners Fund, L.P., Strategic Associates,
                             L.P., Newpark Resources, Inc. and James H. Stone, as
                             Lenders.
          10.3 (*)        -- Form of Registration Rights Agreement pursuant to Private
                             Placement Memorandum dated September 18, 1996.
          10.4 (*)        -- Form of Registration Rights Agreement dated December 17,
                             1997, between the Company and Cahill, Warnock Strategic
                             Partners Fund, L.P., Strategic Associates, L.P., Newpark
                             Resources, Inc. and James H. Stone.
          10.5 (*)        -- Form of Warrant Agreement dated December 17, 1997,
                             between the Company and Cahill, Warnock Strategic
                             Partners Fund, L.P., Strategic Associates, L.P., Newpark
                             Resources, Inc. and James H. Stone.
          10.6 (*)        -- Employment Agreement of James S. Percell.
          16.1 (***)      -- Letter on Change in Certifying Accountant
          21.1 (*)        -- Subsidiaries of Registrant
          23.1 (****)     -- Consent of Ernst & Young LLP.
          27.1 (*)        -- Financial Data Schedule


---------------


(*) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference thereto.


(**) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 17, 1997 and filed December 30, 1997, and incorporated herein by reference thereto.

(***) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 17, 1997 and filed September 19, 1997, and incorporated herein by reference thereto.


(****) Filed herewith.


(B) REPORTS ON FORM 8-K.

     A Current Report on Form 8-K dated December 17, 1997 was filed on December 30, 1997, relating to (i) Item 2. Acquisition or Disposition of Assets and (ii)
Item 7. Financial Statements and Exhibits. An Amendment No. 1 to the Form 8-K relating to Item 7. Financial Statements and Exhibits was subsequently filed on March 2, 1998.

                                   SIGNATURES


     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of June, 1998.


                                            ENVIRONMENTAL SAFEGUARDS, INC.

                                            By:    /s/ JAMES S. PERCELL
                                              ----------------------------------
                                                       James S. Percell
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ JAMES S. PERCELL                   Chairman of the Board, Chief       June 19, 1998
-----------------------------------------------------    Executive Officer, and
                  James S. Percell                       Director

                   /s/ BRYAN SHARP                     Director                           June 19, 1998
-----------------------------------------------------
                     Bryan Sharp

                   /s/ ROBIN PATE                      Director                           June 19, 1998
-----------------------------------------------------
                     Robin Pate

                 /s/ ALBERT WOLFORD                    Director and Secretary             June 19, 1998
-----------------------------------------------------
                   Albert Wolford

                                                       Director
-----------------------------------------------------
                  David L. Warnock

                  /s/ RONALD BIANCO                    Chief Financial Officer and        June 19, 1998
-----------------------------------------------------    Vice-Secretary
                    Ronald Bianco

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                       SERIES B    SERIES C             UNISSUED   ADDITIONAL
                                       PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN     ACCUMULATED
                                         STOCK       STOCK     STOCK     STOCK      CAPITAL       DEFICIT      TOTAL
                                       ---------   ---------   ------   --------   ----------   -----------   -------
Balance at January 1, 1996...........    $ --        $ --       $  6      $ 50      $ 2,449       $(2,810)    $  (305)
  Issuance of common stock...........                              1        --          409            --         410
  Issuance for which the proceeds
    were received in 1995 (62,500
    shares)..........................      --          --         --       (50)          50            --          --
  Exercise of stock options and
    warrants (410,000 shares)........      --          --         --        --          190            --         190
  Issuances for services,
    compensation and settlement of
    debt (318,378 shares)............      --          --         --        --          594            --         594
  Proceeds received on Regulation D
    offering that closed in February
    1997.............................      --          --         --       689           --            --         689
  Issuance declared in payment of
    accrued interest on convertible
    debentures (84,791 shares).......      --          --         --        68           --            --          68
  Shares to be issued in January 1998
    under terms of a note settlement
    agreement........................      --          --         --        56           --            --          56
  Fair value of warrants issued in
    connection with the funding of
    long-term debt (See Note 1)......      --          --         --        --          460            --         460
  Net loss...........................      --          --         --        --           --          (647)       (647)
                                         ----        ----       ----      ----      -------       -------     -------
Balance at December 31, 1996.........    $ --        $ --       $  7      $813      $ 4,152       $(3,457)    $ 1,515
  Issuance of common stock including
    shares for which the proceeds
    were received in 1996 (333,400
    shares)..........................      --          --         --      (689)         833            --         144
  Exercise of stock options (100,000
    shares)..........................      --          --         --        --           60            --          60
  Issuance in conversion of
    debentures and related accrued
    interest (1,994,037 shares)......      --          --          2       (68)       1,125            --       1,059
  Repurchase and cancellation of
    stock warrants originally issued
    in connection with the funding of
    long-term debt in 1996...........      --          --         --        --         (170)           --        (170)
  Issuance of 3,771,422 shares of
    Series B preferred stock.........       4          --         --        --        3,998            --       3,998
  Issuance of 400,000 shares of
    Series C preferred stock.........      --           1         --        --        3,191            --       3,191
  Issuance of 707,142 warrants to
    purchase common stock............      --          --         --        --        1,270            --       1,270
  Dividends on Series C preferred
    stock............................      --          --         --        --           --           (17)        (17)
  Net loss...........................      --          --         --        --           --        (1,849)     (1,849)
                                         ----        ----       ----      ----      -------       -------     -------
  Balance at December 31, 1997.......    $  4        $  1       $  9      $ 56      $14,459       $(5,323)    $ 9,206
                                         ====        ====       ====      ====      =======       =======     =======


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

                         ENVIRONMENTAL SAFEGUARDS, INC.

2. ACQUISITION OF ONSITE TECHNOLOGY, L.L.C.


     On December 17, 1997, the Company acquired Parker Drilling Company's 50% interest in OnSite Technology, L.L.C. ("OnSite") and, accordingly, OnSite became a wholly-owned consolidated subsidiary of the Company. Prior to this transaction, the Company accounted for its 50% ownership interest in OnSite on the equity method. The $8 million purchase price and the required repayment of $3 million of long-term debt due to a Parker subsidiary was financed through a private placement of Series B convertible preferred stock, Series C preferred stock, senior secured notes, and warrants for shares of the Company's common stock to third party investor groups. This acquisition has been accounted for using the purchase method of accounting and the results of operations of OnSite have been consolidated with the Company's for the year ended December 31, 1997 with a deduction in the consolidated statement of operations for preacquisition earnings attributable to Parker's interest prior to December 17, 1997.


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

4. INVESTMENT IN ONSITE TECHNOLOGY, L.L.C.


     During the year ended December 31, 1996, the Company accounted for its investment in OnSite on the equity method. (See Note 2) The following summarized financial information presents the financial position and results of operations of OnSite as of December 31, 1996 and for the year then ended:


BALANCE SHEET


                                                              (IN THOUSANDS)
                                   ASSETS
Cash and cash equivalents...................................      $   58
Accounts receivable.........................................         117
Prepaid expenses and other assets...........................          13
                                                                  ------
          Total current assets..............................         188
Due from OnSite Colombia....................................         950
Property and equipment, net.................................       3,754
Investment in OnSite Colombia...............................          81
                                                                  ------
          Total assets......................................      $4,973
                                                                  ======
                      LIABILITIES AND MEMBERS' EQUITY
Accounts payable............................................      $1,101
                                                                  ------
          Total current liabilities.........................       1,101
Members' equity.............................................       3,872
                                                                  ------
          Total liabilities and members' equity.............      $4,973
                                                                  ======

                         ENVIRONMENTAL SAFEGUARDS, INC.

STATEMENT OF OPERATIONS


                                                                   (IN
                                                               THOUSANDS)
Service revenue.............................................      $ 542
Cost of providing services..................................        416
                                                                  -----
  Gross margin..............................................        126
General and administrative expenses.........................        242
Loss from investment in OnSite Colombia.....................         69
                                                                  -----
Net loss....................................................      $(185)
                                                                  =====



     In November 1996, OnSite entered into a joint venture, OnSite Colombia, Inc., ("OnSite Colombia") with a group of South American investors. OnSite Colombia was established to provide hydrocarbon contaminated soil reclamation/remediation services in Colombia. OnSite owns a 50% interest in the assets, liabilities, capital and profits of the Investee and, prior to December 17, 1997, OnSite accounted for this investment using the equity method. Effective with the Company's acquisition of the remaining 50% interest in OnSite on December 17, 1997, OnSite and the Company obtained voting control of OnSite Colombia. As a result, subsequent to December 17, 1997, the financial statements of OnSite Colombia are consolidated with those of the Company. (See Note 2.)



     The following summarized financial information presents the financial position and results of operations of OnSite Colombia as of December 31, 1996 and for the period from inception, November 25, 1996, to December 31, 1996:



BALANCE SHEET



                                     ASSETS



                                                              (IN THOUSANDS)
Cash........................................................      $  163
Accounts receivable.........................................         185
Other current assets........................................          36
                                                                  ------
          Total current assets..............................         384
Property and equipment, net.................................         910
                                                                  ------
          Total assets......................................      $1,294
                                                                  ======

                      LIABILITIES AND MEMBERS' EQUITY

Accounts payable............................................      $  146
Accrued liabilities.........................................          37
                                                                  ------
          Total current liabilities.........................         183
Due to OnSite...............................................         950
Members' equity.............................................         161
                                                                  ------
          Total liabilities and members' equity.............      $1,294
                                                                  ======

                         ENVIRONMENTAL SAFEGUARDS, INC.

STATEMENT OF OPERATIONS



                                                              (IN THOUSANDS)
Service revenue.............................................      $  189
                                                                  ------
Cost of providing services..................................         145
Gross margin................................................          44
General and administrative expenses.........................         161
                                                                  ------
Loss before provision for income taxes......................         117
                                                                  ------
Provision for income taxes..................................          22
                                                                  ------
Net loss....................................................      $ (139)
                                                                  ======


5. LONG-TERM DEBT

     Long-term debt consists of the following:


                                                               1997      1996
                                                              ------    ------
                                                               (IN THOUSANDS)
Senior secured notes payable to certain corporate and
  individual investors (the "Investor Notes") funded in
  connection with the Company's acquisition of OnSite. (See
  Note 2) The notes have a face value of $6 million and are
  carried net of an unamortized discount of approximately
  $1,039,000. The discount is being amortized under the
  effective interest rate method over 26 months, the
  expected repayment period of the debt. Payments are due in quarterly principal installments of $300,000 plus accrued
  interest at a stated rate of prime plus 1.5% per year
  through December 2002. After considering the amortization
  of the discount, the notes bear an effective interest rate that approximates prime plus 7.5% per year. These notes
  are collateralized by all assets of the Company except ITD
  units financed under capital leases.......................  $4,961    $   --
Note payable to Parker, $3 million stated value, bearing
  interest at a stated rate of 6.3% per year and repayable
  based upon cash distributions from OnSite. At December 31,
  1996, the unamortized discount on this note was $460,000.
  This note was repaid December 17, 1997 upon acquisition of
  OnSite (See Note 2). Upon the early extinguishment of this debt, the Company incurred an extraordinary loss of
  $352,000 related to the write-off of the unamortized
  discount..................................................      --     2,540
Convertible debentures, bearing interest at a stated rate of
  10% per year. These debentures were converted to common
  stock of the Company in February 1997. (See Note 10)......      --     1,154
                                                              ------    ------
          Total long-term debt..............................   4,961     3,694
Less current maturities.....................................     844        --
                                                              ------    ------
Long-term debt..............................................  $4,117    $3,694
                                                              ======    ======


     The Investor Notes contain certain covenants, the most restrictive of which requires the Company to maintain positive working capital of at least $2 million and precludes the Company from paying common dividends. Management believes the Company is in compliance with all debt covenants at December 31, 1997.

     The Investor Notes include a commitment by the lenders to provide an additional $5 million supplemental loan under provisions similar to the initial loan provided that the Company remains in compliance with the terms of the initial loan. The Investor Notes also include a provision for the Company to

                         ENVIRONMENTAL SAFEGUARDS, INC.

issue the lenders warrants to acquire an additional 188,571 shares of the Company's common stock at $0.01 per share if the Investor Notes are not prepaid in full by December 2001.

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

9. STOCKHOLDERS' EQUITY


     The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. Effective December 17, 1997, in order to provide funding for the Company's acquisition of OnSite (see note 2), the board of directors authorized the issuance and sale of up to 5,000,000 shares of Series B convertible preferred stock and up to 400,000 shares of Series C preferred stock.


  Series B Convertible Preferred Stock


     The Company issued 3,771,422 shares of $0.001 par value Series B convertible preferred stock for $4,000,000, or $1.05 per share. Dividends are paid at the same rate as common stock based upon the conversion rate. The Series B convertible preferred stock can be converted to common stock at any time at the option of the holder. The initial rate is 1 common share for each preferred share; however, the conversion rate is subject to adjustments to prevent dilution. The holders of the Series B convertible preferred stock have essentially the same voting rights as the holders of common stock. The Series B convertible preferred stock has a liquidation preference of $1.06 per share plus any unpaid dividends.


  Series C Preferred Stock


     The Company issued 400,000 shares of Series C non-voting preferred stock with a $0.001 per share par value and a $10 per share stated value. The Series C preferred stock carries a quarterly dividend payable in arrears of prime (8.5% at December 31, 1997) plus 1.5% based on the stated value of the stock. The Series C preferred stock is redeemable at the option of the Company at a price of $10 per share plus any unpaid dividends. Proceeds of $4,000,000 from the Series C preferred stock were recorded net of a discount of $809,000, which included related offering costs incurred and the allocation of a portion of the proceeds to the warrants issued to the same investors. The allocation of proceeds between the Series C preferred stock, Investor Notes (See Note 5) and the warrants (see stock warrants below) was based upon relative fair values of the underlying securities. The Series C preferred stock is accreted to its liquidation value over a period of 26 months. The accretion of the Series C preferred stock is deducted from the net loss to derive the net loss available to common stockholders in the calculation of earnings per share. (See Note 10).


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

                         ENVIRONMENTAL SAFEGUARDS, INC.

  Unissued Common Stock

     Unissued common stock at December 31, 1997 and 1996 represents shares for which cash proceeds or other consideration had been received but shares had not been issued.

  Stock Options

     The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

outstanding for periods in which net income is reported, using the treasury stock method. Following is the reconciliation of net loss to the net loss available to common stockholders.


     The Series B convertible preferred stock was deemed to be issued with a beneficial conversion feature because on issuance date, the securities could be converted into shares of the Company's common stock at a substantial discount to the then fair value of the Company's common stock. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock on the date of issue, multiplied by the number of shares into which the security is convertible. The beneficial conversion feature is analogous to a dividend to the holders of the Series B convertible preferred shares and is deducted from the net loss to derive the net loss available to common stockholders in the calculation of earnings per share.



                                                               1997        1996
                                                              -------      -----
                                                                (IN THOUSANDS)
Net loss....................................................  $(1,849)     $(647)
Less: Beneficial conversion feature of Class B preferred
      stock.................................................   (3,998)        --
      Series C Preferred stock dividends....................      (17)        --
      Accretion of discount on Class C preferred stock (Note
      9)....................................................      (16)        --
                                                              -------      -----
Net loss available to common stockholders...................  $(5,880)     $(647)
                                                              =======      =====


11. RESEARCH AND DEVELOPMENT

     During the year ended December 31, 1997, expenditures for research and development were $786,000, which includes approximately $762,000 of acquired research and development (See Note 2). During the year ended December 31, 1996, all research and development was conducted by OnSite and such expenses are not included separately in the 1996 consolidated financial statements as OnSite was accounted for under the equity method.

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

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

                               INDEX TO EXHIBITS




           3.1 (*)        -- Certificate of Incorporation of the Registrant, and
                             amendments thereto.
           3.2 (*)        -- Bylaws of the Registrant
           4.1 (*)        -- See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws of the Registrant defining
                             rights of holders of common stock of the Registrant
           4.2 (*)        -- Common Stock specimen
           4.3 (**)       -- Certificate of Designation, Preferences, Rights and
                             Limitations of Series B Convertible Preferred Stock.
           4.4 (**)       -- Certificate of Designation, Preferences, Rights and
                             Limitations of Series C Preferred Stock.
           4.5 (*)        -- Form of Warrant Certificate dated December 17, 1997
                             (Included in Exhibit 10.5).
          10.1 (**)       -- Purchase Agreement dated December 17, 1997, among the
                             Company, Parker Drilling Investment Company and Parker
                             Drilling Company.
          10.2 (*)        -- Loan and Security Agreement dated December 17, 1997 by
                             and among the Company, National Fuel & Energy, and OnSite
                             Technology, L.L.C. as Borrowers and Cahill, Warnock
                             Strategic Partners Fund, L.P., Strategic Associates,
                             L.P., Newpark Resources, Inc. and James H. Stone, as
                             Lenders.
          10.3 (*)        -- Form of Registration Rights Agreement pursuant to Private
                             Placement Memorandum dated September 18, 1996.
          10.4 (*)        -- Form of Registration Rights Agreement dated December 17,
                             1997, between the Company and Cahill, Warnock Strategic
                             Partners Fund, L.P., Strategic Associates, L.P., Newpark
                             Resources, Inc. and James H. Stone.
          10.5 (*)        -- Form of Warrant Agreement dated December 17, 1997,
                             between the Company and Cahill, Warnock Strategic
                             Partners Fund, L.P., Strategic Associates, L.P., Newpark
                             Resources, Inc. and James H. Stone.
          10.6 (*)        -- Employment Agreement of James S. Percell.
          16.1 (***)      -- Letter on Change in Certifying Accountant
          21.1 (*)        -- Subsidiaries of Registrant
          23.1 (****)     -- Consent of Ernst & Young LLP.
          27.1 (*)        -- Financial Data Schedule


---------------


(*) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference thereto.



(**) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 17, 1997 and filed December 30, 1997, and incorporated herein by reference thereto.



(***) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 17, 1997 and filed September 19, 1997, and incorporated herein by reference thereto.



(****) Filed herewith.