Form 10-Q
period 1998-06-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1998-07-30
CIK 1017616

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q
                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the Quarterly Period Ended: June 30, 1998

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

         At July 28, 1998, 9,526,444 shares of common stock, $.001 par value, were outstanding.

         Transitional Small Business Disclosure Format (check one);
Yes [ ] No [x]

                         ENVIRONMENTAL SAFEGUARDS, INC.


                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 1998
                      and December 31, 1997

             Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 1998 and 1997

             Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1998 and 1997

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

                         ENVIRONMENTAL SAFEGUARDS, INC.
                          CONSOLIDATED BALANCE SHEETS

                               -----------------

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       JUNE 30,         DECEMBER 31,
                                                        1998              1997
ASSETS                                               (UNAUDITED)         (NOTE)
                                                     ------------      ------------
Current assets:
  Cash and cash equivalents                          $      7,357      $      6,686
  Accounts receivable                                       2,872             1,554
  Prepaid expenses                                            640               206
  ITD Units and equipment held for sale                     1,008                --
  Deferred taxes                                               85                85
                                                     ------------      ------------

    Total current assets                                   11,962             8,531

Property and equipment, net                                 7,498             6,286
Acquired engineering design and
  technology, net                                           3,038             3,242
Other assets                                                  239               239
                                                     ------------      ------------

      Total assets                                   $     22,737      $     18,298
                                                     ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                  $      2,311      $        844
  Current portion of capital lease
    obligation                                                737             1,039
  Accounts payable                                          1,137               480
  Accrued liabilities                                         266               366
  Income taxes payable                                        699               525
                                                     ------------      ------------

    Total current liabilities                               5,150             3,254

Long-term debt                                              7,294             4,117
Capital lease obligation                                    1,093             1,093
Minority interest                                             553               628

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting,
    $.001 par value (aggregate liquidation
    value - $3,998,000); 5,000,000 shares
    authorized; 3,771,422 shares issued and
    outstanding                                                 4                 4
  Preferred stock; Series C non-convertible,
    non-voting, cumulative; $.001 par
    value (aggregate liquidation value -
    $4,000,000); 400,000 shares authorized,
    issued and outstanding                                      1                 1
  Common stock; $.001 par value; 50,000,000
    shares authorized; 9,526,444 and
    9,282,265 shares issued and outstanding
    at June 30, 1998 and December 31, 1997,
    respectively                                               10                 9
  Unissued common stock                                        --                56
  Additional paid-in capital                               14,638            14,459
  Accumulated deficit                                      (6,006)           (5,323)
                                                     ------------      ------------

    Total stockholders' equity                              8,647             9,206
                                                     ------------      ------------

      Total liabilities and stockholders'
        equity                                       $     22,737      $     18,298
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

                         ENVIRONMENTAL SAFEGUARDS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                               -----------------

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS              SIX MONTHS
                                              ENDED JUNE 30,            ENDED JUNE 30,
                                           --------------------      --------------------
                                            1998         1997         1998         1997
                                           -------      -------      -------      -------
Service revenue                            $ 2,297      $ 2,039      $ 4,866      $ 2,744
Cost of providing services                   1,122        1,030        2,303        1,354
                                           -------      -------      -------      -------

  Gross margin                               1,175        1,009        2,563        1,390

Selling, general and administrative
  expenses                                    (841)        (397)      (1,720)        (736)
Amortization of acquired engineering
  design and technology                       (102)          --         (204)          --
                                           -------      -------      -------      -------

    Income from operations                     232          612          639          654

Other income (expenses):
  Interest income                               44           31          133           71
  Interest expense                            (293)         (49)        (615)        (129)
  Foreign currency transaction losses           --           15           --            9
  Other                                          9            2           18            4
                                           -------      -------      -------      -------

Income (loss) before provision for
  income taxes, minority interest,
  elimination of pre-acquisition
  earnings of subsidiary and
  extraordinary item                            (8)         611          175          609

Provision for income taxes                     162          384          435          464
                                           -------      -------      -------      -------

Income (loss) before minority interest
  and elimination of pre-acquisition
  earnings of subsidiary                      (170)         227         (260)         145

Minority interest and elimination
  of pre-acquisition earnings of
  subsidiary                                   (54)        (215)        (225)        (292)
                                           -------      -------      -------      -------

Net income (loss)                          $  (224)     $    12      $  (485)     $  (147)
                                           =======      =======      =======      =======

Net income (loss) available to
  common stockholders                      $  (417)     $    12      $  (871)     $  (147)
                                           =======      =======      =======      =======

Basic and dilutive net income (loss)
  per common share                         $ (0.04)     $  0.00      $ (0.09)     $ (0.02)
                                           =======      =======      =======      =======

Weighted average shares outstanding          9,329        9,282        9,326        8,778
                                           =======      =======      =======      =======



                            See accompanying notes.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                               -----------------

                                 (IN THOUSANDS)

                                                          SIX MONTHS
                                                         ENDED JUNE 30,
                                                      --------------------
                                                       1998         1997
                                                      -------      -------
Cash flows from operating activities:
  Net loss                                            $  (485)     $  (147)
  Adjustment to reconcile net loss to net
    cash provided by operating activities                (923)         977
                                                      -------      -------

      Net cash provided (used) by operating
        activities                                     (1,408)         830
                                                      -------      -------

Cash flows from investing activities:
  Purchase of property and equipment                   (2,230)      (1,471)
                                                      -------      -------

Cash flows from financing activities:
  Proceeds from long-term debt                          5,000           --
  Proceeds from capital lease                              --          950
  Payments on long-term debt                             (513)          --
  Payments on capital leases                             (302)         (88)
  Net proceeds from sale of common stock                  124          195
                                                      -------      -------

      Net cash provided by financing
        activities                                      4,309        1,057
                                                      -------      -------

Net increase in cash and cash equivalents                 671          416

Cash and cash equivalents, beginning of
  period                                                6,686        3,363
                                                      -------      -------

Cash and cash equivalents, end of
  period                                              $ 7,357      $ 3,779
                                                      =======      =======


Supplemental disclosure of cash flow information:

  Cash paid for interest                              $   371      $    18
                                                      =======      =======

  Cash paid for income taxes                          $   261      $   280
                                                      =======      =======



                            See accompanying notes.

                         ENVIRONMENTAL SAFEGUARDS, INC.
         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               -----------------

1.     INTERIM FINANCIAL STATEMENTS:

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


2.     IMPACT OF THE ACQUISITION OF ONSITE TECHNOLOGY, L.L.C. ON THE FINANCIAL
       STATEMENTS:

       On December 17, 1997, the Company acquired Parker Drilling Company's 50% interest in OnSite Technology, L.L.C. ("OnSite") and, accordingly, OnSite became a wholly-owned consolidated subsidiary of the Company. Prior to this transaction, the Company accounted for its 50% ownership interest in OnSite on the equity method. This acquisition has been accounted for using the purchase method of accounting and the results of operations and cash flows of OnSite for the three months and six months ended June 30, 1997 have been presented on a consolidated basis with a deduction in the consolidated statement of operations for preacquisition earnings attributable to Parker's interest prior to December 17, 1997.


3.     ITD UNITS AND EQUIPMENT HELD FOR SALE:

       ITD Units and equipment held for sale at June 30, 1998 consisting of finished goods (one refurbished ITD Unit and four new pumps) are stated at the lower of cost or market value. Cost is determined using the specific identification method.





                                   Continued
                                      F-4

                         ENVIRONMENTAL SAFEGUARDS, INC.
         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               -----------------

4.     LONG-TERM DEBT:

       The Company exercised its option to obtain an additional $5 million working capital loan from the holders of the Investor Notes (see Note 5 of the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997). The additional loan results in an increase in the required quarterly principal payment from $300,000 to $577,000, plus interest. The Investor Notes, including the additional $5 million working capital loan, bear interest at a stated annual rate of prime plus 1.5% through December 2002.


5.     INCOME TAXES:

       The Company consolidates its 50% owned subsidiary, OnSite Colombia, Inc., a Cayman Islands company that conducts operations in Colombia. The Cayman Islands impose no income tax on such operations. However, the operations in Colombia are subject to Colombian federal and local taxes. Accordingly, the Company has included in its financial statements the Colombian income tax expense related to such operations. The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to Colombian income taxes and increases in valuation allowances for deferred tax assets relating to U.S. net operating losses.


6.     EARNINGS PER SHARE:

       For the three months and six months ended June 30, 1998 and 1997, due to the fact that the Company incurred net losses, all common stock equivalents have been excluded from the calculation of earnings per share because their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the common stock equivalents (totaling 9,268,969 shares at June 30, 1998) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported, using the treasury stock method. Following is the reconciliation of net loss to the net loss available to common stockholders.





                                   Continued
                                      F-5

                         ENVIRONMENTAL SAFEGUARDS, INC.
         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               -----------------


6.     EARNINGS PER SHARE, CONTINUED:

                                               THREE MONTHS         SIX MONTHS
                                               ENDED JUNE 30,       ENDED JUNE 30,
                                             1998       1997      1998       1997
                                             -----      -----     -----      -----
                                              (IN THOUSANDS)        IN THOUSANDS)
         Net income (loss)                   $(224)     $  12     $(485)     $(147)

         Less:  Series C Preferred
                    stock dividends            (99)        --      (198)        --
                Accretion of discount
                    on Class C preferred
                    stock                      (94)        --      (188)        --
                                             -----      -----     -----      -----

         Net income (loss) available
           to common stockholders            $(417)     $  12     $(871)     $(147)
                                             =====      =====     =====      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10KSB for the year ended December 31, 1997. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Information Regarding and Factors Affecting Forward Looking Statements".

OVERVIEW

         The Company is engaged in the development, production and sale of environmental reclamation and recycling technologies and services. The Company currently offers these services to companies engaged in land-based oil and gas exploration, and to offshore applications where drill cuttings are barged to an accessible land based facility for remediation and recycling. Oil and gas exploration often produces significant quantities of petroleum-contaminated drill cuttings, from which the Company's Indirect Thermal Desorption ("ITD") process can extract and recover the hydrocarbons as re-useable liquids, and produce recycled soil compliant with environmental regulations.

         The Company currently generates a substantial portion of its revenues from major oil and gas industry participants operating in the U.S.A and in the Republic of Colombia. The Company anticipates that its most likely future geographic markets will be Venezuela, Mexico, Canada, other Western Hemisphere countries, the Middle East and the North Sea. In addition, the Company intends to expand the activities of OnSite to include use of ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining and petrochemical sites, as well as at Superfund, Department of Defense and Department of Energy sites.

         The Company's present operating fleet of six ITD Units consists of four units owned directly by the Company, plus two units owned by a consolidated affiliate of the Company, OnSite Colombia, in which the Company holds a 50% interest. Of the six unit operating fleet, one unit has been refurbished after completing contract operations in Wyoming and is held in inventory for sale to potential third-party buyers in non-core geographic market areas, and one unit is undergoing routine maintenance following termination of contract operations in Louisiana. The Company has placed orders for four additional units for expected delivery in the early August to late September timeframe, which would bring the fleet to ten units at that time. There can be no assurance, however, that these units will be delivered in the timeframe indicated.

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

RESULTS OF OPERATIONS

         The Company's consolidated operating results have been significantly affected by the acquisition of the remaining 50% interest in OnSite. In order to provide a more meaningful period-to-period comparison of the Company's operations, the results for the comparative periods of 1997 have been presented on a consolidated basis, with a deduction in the consolidated statement of operations for pre-acquisition earnings attributed to Parker Drilling Company's interest prior to December 17, 1997. This change from the equity method to the consolidated method of accounting for the Company's investment in OnSite did not have an effect on net income.

         For the three months ended June 30, 1998, the Company reported a loss of $224,000 as compared to net income of $12,000 for the corresponding quarter in 1997. The net loss increase was primarily due to higher interest expense of $244,000 and additional amortization expense of $102,000 associated with the acquisition of Onsite. These factors were partially offset by the positive effects on operating income of two additional ITD Units in service as compared to 1997.

         For the six months ended June 30, 1998, the Company reported a net loss of $485,000 versus a loss of $147,000 for the corresponding six months in 1997, with the increase in net loss primarily due to higher interest expense of $486,000 and additional amortization expense of $204,000 associated with the acquisition of OnSite. These factors were partly offset by the favorable operating income effect of two more ITD Units in service versus 1997.

Additional line-by-line analysis for the three months and six months ended June 30, 1998 and 1997 follows:

         THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Revenues and Gross Margin. The increase in service revenue and gross margin in the second quarter of 1998 is essentially the result of placing two additional ITD Units in service over the same period in 1997. Service revenue of $2.3 million for the second quarter of 1998 was generated by four ITD Units in service (three in Colombia and one in Louisiana), and produced gross margin of $1.2 million, or 51% of revenue. In the second quarter of 1997, the Company's service revenue of $2.0 million was based on two units in service (both in Colombia), which resulted in $1.0 million gross margin, at 50% of revenue.

         Selling, General and Administrative ("SG&A") Expense. SG&A expense increased during 1998 due to increased business activity in general, combined with Corporate-level personnel additions in such key areas as international operations, engineering design and procurement, regulatory matters, sales and contract law. The number of management employees increased, on a quarter ending basis, from six in 1997 to eleven in 1998.

         Amortization of Engineering Design and Developed Technology ("AED/DT"). Reflects the amortization of Engineering Design and Developed Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8 year estimated economic life.

         Interest Expense. In 1998, the Company incurred interest expense of $293,000 (which included the amortization of debt issuance costs of $122,000), compared to interest expense of $49,000 in the comparable quarter in 1997 which related to the $3 million in debt retired in December 1997. Interest expense increased as a result of increased borrowing to fund the purchase of Parker's 50% interest in OnSite. (See Note 2 to the Consolidated Condensed Financial Statements).

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

         SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,
1997

         Revenues and Gross Margin. During the six months ended June 30, 1998, the Company produced $2.6 million gross margin on $4.9 million service revenue based on four ITD Units in service (three in Colombia and one in Louisiana). During the comparable period in 1997, the Company generated $1.4 million gross margin on $2.7 million service revenue, with an average of two ITD Units in service during the period (Colombia and Wyoming). The gross margin rate on service revenue was 53% during 1998 and 51% during 1997.

         SG&A, AED/DT, Income Taxes and Elimination of Minority Interest. Higher 1998 expense in each of these categories was due to the same explanations as for the three month analysis above.

         Interest Expense. The 1998 increase in interest expense was due to increased borrowing to fund the Company's December 1997 purchase of Parker's 50% interest in OnSite. During the six months ended June 1998, the Company incurred $615,000 interest expense (including amortization of debt issuance costs of $244,000). That compared to interest expense of $129,000 for the comparable six months in 1997 which related to the $3 million in debt retired in December 1997. (See Note 2 to the Consolidated Condensed Financial Statements).

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

         In December 1997, the Company received $6 million in proceeds from senior secured notes as part of the $14 million private placement package noted above. In June 1998, the Company received supplemental proceeds of $5 million from additional notes which carry the same interest rate and amortization schedule as the $6 million notes. The most restrictive covenant of the senior secured notes requires the Company to maintain positive working capital of at least $2 million, and precludes the Company from paying common dividends. Management believes the Company is in compliance with all debt covenants at June 30, 1998, but there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

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

         During 1997 the Company entered into two sale-leaseback transactions with third party lenders for two ITD Units operating in OnSite Colombia in order to improve cash flows. The Company has and will continue to make capital expenditures for ITD Units, and at December 31, 1997, had placed orders for four additional units at an aggregate cost of approximately $4.6 million (of which the Company incurred construction costs of approximately $2.2 million during the first six months of 1998). The Company plans to finance these additional ITD Units through a combination of surplus operating cash flows, additional third party sale-leaseback transactions, bank term financing, the outright sale of equipment to third parties in non-core geographic areas and/or additional sales of equity. There can be no assurances that the Company will be able to obtain this additional financing.

         The functional currency of OnSite Colombia is the U.S. dollar because customer invoicing, customer receivables, imported equipment and many of the operating cost factors are denominated in U.S. dollars. The Company plans to continue to implement the same approach as other foreign operations come on stream in the course of conducting business abroad in an effort to minimize risks associated with foreign exchange fluctuation and its affect on Company profitability. However, there can be no assurance that the Company will be successful in averting foreign exchange losses and associated risks in future periods.

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

         In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the ability of the Company to attain widespread market acceptance of its technology; the ability of the Company to obtain acceptable forms and amounts of financing to fund planned expansion efforts; demand for, and price level of, the Company's services; competitive factors; the actual useful life of ITD Units; evolving industry and technological standards; ability to protect proprietary technology; dependence on key personnel; the effect of business interruption due to political unrest; foreign exchange fluctuation risk; and the ability of the Company to maintain acceptable utilization rates on its equipment. The company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

                                     PART II
                                OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation SB

                  (1) Exhibit 27.        Financial Data Schedule


         (b)      Reports on Form 8-K

         On June 19, 1998, the Company filed Amendment No. 2 to Form 8-K for a report dated December 17, 1997, reporting Item 7 Financial Statements. This report contained financial statements of an acquired business and pro forma financial information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       ENVIRONMENTAL SAFEGUARDS, INC.



Date: July 29, 1998                    By:         /s/ James S. Percell
                                           -------------------------------------
                                                James S. Percell, President


Date: July 29, 1998                    By:        /s/ Ronald L. Bianco
                                           -------------------------------------
                                                   Ronald L. Bianco, Chief
                                                       Financial Officer

                               INDEX TO EXHIBITS


      (1) Exhibit 27.        Financial Data Schedule