Form 10-Q
period 1998-09-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1998-11-06
CIK 1017616

    ------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended: September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         On November 5, 1998, there were outstanding 9,591,444 shares of common stock, $.001 par value.

                 ENVIRONMENTAL SAFEGUARDS, INC. (the "Company")




                                    CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998
                           and December 31, 1997

                  Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 1998 and 1997

                  Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

                  Selected Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2.           Changes in Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits and Reports on Form 8-K

ITEM 1.         FINANCIAL STATEMENTS

                The information required by this Item 1 is included in this report as set forth in the "Contents" page.


                         ENVIRONMENTAL SAFEGUARDS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   ----------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           1998              1997
                                                        (UNAUDITED)         (NOTE)
                                                       -------------     ------------

ASSETS
Current assets:
  Cash and cash equivalents                            $      4,841      $      6,686
  Accounts receivable                                         2,837             1,554
  Prepaid expenses                                              261               206
  ITD Units and equipment held for sale                       2,058                --
  Deferred taxes                                                 85                85
                                                       ------------      ------------

    Total current assets                                     10,082             8,531

Property and equipment, net                                   7,243             6,286
Acquired engineering design and
  technology, net                                             2,936             3,242
Other assets                                                    239               239
                                                       ------------      ------------

      Total assets                                     $     20,500      $     18,298
                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                    $      2,311      $        844
  Current portion of capital lease
    obligation                                                1,148             1,039
  Accounts payable                                              754               480
  Accrued liabilities                                           607               366
  Income taxes payable                                          519               525
                                                       ------------      ------------

    Total current liabilities                                 5,339             3,254

Long-term debt                                                6,839             4,117
Capital lease obligation                                         --             1,093
Minority interest                                               679               628

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting,
    $.001 par value (aggregate liquidation value -
    $3,998,000); 5,000,000 shares authorized;
    3,771,422 shares issued and outstanding                       4                 4
  Preferred stock; Series C non-convertible,
    non-voting, cumulative; $.001 par value
    (aggregate liquidation value - $4,000,000);
    400,000 shares authorized, issued and outstanding             1                 1
  Common stock; $.001 par value; 50,000,000 shares
    authorized; 9,591,444 and 9,282,265 shares
    issued and outstanding at September 30, 1998
    and December 31, 1997, respectively                          10                 9
  Unissued common stock                                          --                56
  Additional paid-in capital                                 14,666            14,459
  Accumulated deficit                                        (7,038)           (5,323)
                                                       ------------      ------------

    Total stockholders' equity                                7,643             9,206
                                                       ------------      ------------

    Total liabilities and stockholders' equity         $     20,500      $     18,298
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

                         ENVIRONMENTAL SAFEGUARDS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   ----------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS             NINE MONTHS
                                            ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                           --------------------      --------------------
                                             1998        1997         1998         1997
                                           -------      -------      -------      -------
Service revenue                            $ 2,281      $ 2,064      $ 7,147      $ 4,808
Cost of providing services                   1,147          975        3,450        2,329
                                           -------      -------      -------      -------

  Gross margin                               1,134        1,089        3,697        2,479

Selling, general and administrative
  expenses                                     998          513        2,718        1,249
Amortization of acquired engineering
  design and technology                        102           --          306           --
                                           -------      -------      -------      -------

    Income from operations                      34          576          673        1,230

Other income (expenses):
  Interest income                               89           19          222           90
  Interest expense                            (415)         (58)      (1,030)        (187)
  Foreign currency transaction losses           --           --           --            9
  Other                                          9           --           27            4
                                           -------      -------      -------      -------

Income (loss) before provision for
  income taxes, minority interest,
  elimination of pre-acquisition
  earnings of subsidiary and extra-
  ordinary item                               (283)         537         (108)       1,146

Provision for income taxes                     482          441          917          905
                                           -------      -------      -------      -------

Income (loss) before minority interest
  and elimination of pre-acquisition
  earnings of subsidiary                      (765)          96       (1,025)         241

Minority interest and elimination of
  pre-acquisition earnings of subsidiary      (166)        (204)        (391)        (496)
                                           -------      -------      -------      -------

Net loss                                   $  (931)     $  (108)     $(1,416)     $  (255)
                                           =======      =======      =======      =======

Net loss available to common
  stockholders                             $(1,128)     $  (108)     $(1,999)     $  (255)
                                           =======      =======      =======      =======

Basic and dilutive net loss per
  common share                             $ (0.12)     $ (0.01)     $ (0.21)     $ (0.03)
                                           =======      =======      =======      =======

Weighted average shares outstanding          9,545        9,282        9,400        8,946
                                           =======      =======      =======      =======




                             See accompanying notes.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   ----------
                                 (IN THOUSANDS)

                                                         NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                     ---------------------
                                                       1998         1997
                                                     --------      -------
Cash flows from operating activities:
  Net loss                                            $(1,416)     $  (255)
  Adjustment to reconcile net loss to net
    cash provided (used) by operating activities          (30)         483
                                                      -------      -------

      Net cash provided (used) by operating
        activities                                     (1,446)         228
                                                      -------      -------

Cash flows from investing activities:
  Purchase of property and equipment                   (3,756)        (779)
                                                      -------      -------

Cash flows from financing activities:
  Proceeds from long-term debt                          5,000           --
  Proceeds from sale leaseback transaction                 --          950
  Payments on long-term debt                             (811)          --
  Payments on capital leases                             (984)        (133)
  Net proceeds from sale of common stock                  152          205
                                                      -------      -------
      Net cash provided by financing
        activities                                      3,357        1,022
                                                      -------      -------

Net increase (decrease) in cash and cash
  equivalents                                          (1,845)         471

Cash and cash equivalents, beginning of
  period                                                6,686        3,363
                                                      -------      -------

Cash and cash equivalents, end of
  period                                              $ 4,841      $ 3,834
                                                      =======      =======

Supplemental disclosure of cash flow information:

  Cash paid for interest                              $   531      $    60
                                                      =======      =======

  Cash paid for income taxes                          $   923      $   301
                                                      =======      =======




                             See accompanying notes.

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------

1.     INTERIM FINANCIAL STATEMENTS:

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


2. IMPACT OF THE ACQUISITION OF ONSITE TECHNOLOGY, L.L.C. ON THE FINANCIAL STATEMENTS:

       On December 17, 1997, the Company acquired Parker Drilling Company's 50% interest in OnSite Technology, L.L.C. ("OnSite") and, accordingly, OnSite became a wholly-owned consolidated subsidiary of the Company. Prior to this transaction, the Company accounted for its 50% ownership interest in OnSite on the equity method. This acquisition has been accounted for using the purchase method of accounting and the results of operations and cash flows of OnSite for the three months and nine months ended September 30, 1997 have been presented on a consolidated basis with a deduction in the consolidated statement of operations for preacquisition earnings attributable to Parker's interest prior to December 17, 1997.


3.     ITD UNITS AND EQUIPMENT HELD FOR SALE:

       ITD Units and equipment held for sale at September 30, 1998 consisting of finished goods (one refurbished ITD Unit, one new ITD Unit and four new pumps) are stated at the lower of cost or market value. Cost is determined using the specific identification method.








                                    Continued
                                       F-4

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------

4.     LONG-TERM DEBT:

       On June 22, 1998 the Company exercised its option to obtain an additional $5 million working capital loan from the holders of the Investor Notes (see Note 5 of the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997). The additional loan results in an increase in the required quarterly principal payment from $300,000 to $577,000, plus interest. The Investor Notes, including the additional $5 million working capital loan, bear interest at a stated annual rate of prime plus 1.5% through December 2002.


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


6.     EARNINGS PER SHARE:

       For the three months and nine months ended September 30, 1998 and 1997, due to the fact that the Company incurred net losses, all common stock equivalents have been excluded from the calculation of earnings per share because their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the common stock equivalents (totaling 9,203,969 shares at September 30, 1998) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported, using the treasury stock method. Following is the reconciliation of net loss to the net loss available to common stockholders.







                                    Continued
                                       F-5

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------


6.     EARNINGS PER SHARE, CONTINUED:


                                        THREE MONTHS               NINE MONTHS
                                     ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                      1998         1997        1998          1997
                                     -------      -------     -------        -----
                                        (IN THOUSANDS)            (IN THOUSANDS)

Net loss                            $  (931)     $  (108)     $(1,416)     $  (255)

Less:  Series C Preferred
           stock dividends             (103)          --         (301)          --
       Accretion of discount
           on Class C preferred
           stock                        (94)          --         (282)          --
                                    -------      -------      -------      -------

Net loss available
  to common stockholders            $(1,128)     $  (108)     $(1,999)     $  (255)
                                    =======      =======      =======      =======

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

OVERVIEW

         Using patented technology and equipment, the Company is engaged in the development, production, leasing and sale of environmental reclamation and recycling technologies, systems and services which reclaim hydrocarbon-contaminants from soil and recycle the hydrocarbon liquids for re-use. The Company currently offers these technologies, systems and services to companies engaged in land-based oil and gas exploration, and to offshore applications where drill cuttings are barged to an accessible land-based facility for remediation and recycling. Oil and gas exploration often produces significant quantities of petroleum-contaminated drill cuttings, from which the Company's proprietary Indirect Thermal Desorption ("ITD") Series 6000 Mobile Oil Recovery Systems can extract and recover the hydrocarbons as re-useable liquids, and produce recycled soil compliant with environmental regulations.

         The Company has generated a substantial portion of its revenues from major oil and gas industry participants operating in the U.S.A and in the Republic of Colombia. The Company anticipates that its most likely future geographic markets will be Venezuela, Mexico, Canada, other Western Hemisphere countries, the Middle East, the North Sea and Europe. In addition, the Company intends to expand the activities of OnSite to include use of ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining and petrochemical sites, as well as the clean up of Superfund, Department of Defense, Department of Energy and any other hazardous waste sites.

         The Company's present fleet of seven ITD 6000 Systems consists of five systems owned directly by the Company, plus two systems owned by a consolidated affiliate of the Company, OnSite Colombia, in which the Company holds a 50% interest. Two of the seven systems are held in inventory for sale to potential Joint Venture partners or third-party buyers in non-core geographic markets. In addition to the seven systems which are either under contract or soon to be available for service or sale, the Company has another three systems in various stages of fabrication, commissioning or routine maintenance. The Company believes these three systems will be available for service or sale by year-end, but there can be no assurances that these will be delivered, fully commissioned, in the timeframe indicated.

QUARTERLY FLUCTUATIONS

      The Company's revenues may be affected by the timing and deployment of its ITD systems to customer drilling sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

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

      For the three months ended September 30, 1998, the Company reported a loss of $931,000 as compared to a net loss of $108,000 for the corresponding quarter in 1997. The increase in net loss was primarily due to a $357,000 increase in interest expense, additional amortization expense of $102,000 associated with the acquisition of Onsite and higher SG&A expense due to additional personnel and increased business activity in general.

      For the nine months ended September 30, 1998, the Company reported a net loss of $1,416,000 versus a loss of $255,000 for the corresponding nine months in 1997. The increase in net loss was primarily due to an $843,000 increase in interest expense, additional amortization expense of $306,000 associated with the acquisition of OnSite and higher SG&A expense as described above. These factors were partly offset by the favorable operating income effect of approximately two more ITD Units in service versus 1997.

Additional line-by-line analysis for the three months and nine months ended September 30, 1998 and 1997 follows:

      THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      Revenues and Gross Margin. Service revenue of $2.3 million produced $1.1 million (50% of revenue) gross margin in 1998 as compared to service revenue of $2.1 million and gross margin of $1.1 million (53% of revenue) for the comparable quarter in 1997. The 3% lower gross margin ratio was mainly due to technology upgrades to ITD equipment and one-time permitting expenses in this quarter. Essentially three ITD systems were in service in each of the comparative quarters.

      Selling, General and Administrative ("SG&A") Expense. SG&A expense increased during 1998 due to increased business activity in general, combined with corporate-level personnel additions and/or upgraded skills in such key areas as international operations, regulatory matters, sales and contract law. Overall, the number of management employees increased, on a quarter ending basis, from eight in 1997 to eleven in 1998.

      Amortization of Engineering Design and Developed Technology ("AED/DT"). Reflects the amortization of Engineering Design and Developed Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8 year estimated economic life.

      Interest Expense. In 1998, the Company incurred interest expense of $415,000 (which included the amortization of debt issuance costs of $122,000), compared to interest expense of $58,000 in the comparable quarter in 1997 which related to the $3 million in debt retired in December 1997. Interest expense increased as a result of increased borrowing both to fund the purchase of Parker's 50% interest in OnSite, and to fund operations and planned growth. (See Notes 2 and 4 to the Consolidated Condensed Financial Statements).

      Income Taxes. The Company's reported tax provision in 1998 and 1997 related to foreign income tax incurred by OnSite Colombia, a 50% owned consolidated subsidiary of OnSite. The Company has incurred net operating losses ("NOLs") in the U.S. in recent years, which may be used to offset U.S. taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in Colombia have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of these deferred tax assets. The Company is implementing tax planning strategies, which if successful, may result in the recognition of deferred tax assets in future periods, thereby significantly reducing the Company's effective tax rate. There can be no assurances that the NOLs and foreign tax credits will be utilizable.

      Elimination of Minority Interest. The minority interest for 1998 and 1997 reflects the 50% minority ownership's interest in the net income of OnSite Colombia. In addition, the 1997 pre-acquisition earnings which represent 50% of the results of OnSite operations are eliminated. (See Note 2 to the Consolidated Condensed Financial Statements).

      NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      Revenues and Gross Margin. During the nine months ended September 30, 1998, the Company produced $3.7 million (52% of revenue) gross margin on $7.1 million service revenue based on an average of 3.7 ITD systems in service (Colombia and Louisiana). During the comparable period in 1997, the Company generated $2.5 million (also 52% of revenue) gross margin on $4.8 million service revenue, with an average of 2.3 ITD systems in service during the period (Colombia and Wyoming).

      SG&A, AED/DT, Income Taxes and Elimination of Minority Interest. Higher 1998 expense in each of these categories was due to the same factors as for the three month analysis above.

      Interest Expense. The 1998 increase in interest expense was due to increased borrowing to both fund the Company's December 1997 purchase of Parker's 50% interest in OnSite, and to fund current operations and planned capital expenditures. During the nine months ended September 1998, the Company incurred $1,030,000 interest expense (including amortization of debt issuance costs of $366,000). That compared to interest expense of $187,000 for the comparable nine months in 1997 which related to the $3 million in debt retired in December 1997. (See Notes 2 and 4 to the Consolidated Condensed Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

      During 1997, the Company raised additional debt and equity capital to fund current operations, support the construction of ITD Units necessary for its future growth, and acquire the remaining 50% of OnSite from Parker. In December 1997, the Company raised $14 million in a private placement of Series B Convertible Preferred Stock, non-convertible Series C Preferred Stock, senior secured notes and warrants to purchase the Company's Common Stock. The proceeds from this private placement were primarily used to fund the $8 million acquisition of the remaining 50% of OnSite, repay $3 million of long-term debt to a Parker subsidiary, and provide the Company with the capital resources to continue funding current operations and planned capital expenditures.

      In December 1997, the Company received $6 million in proceeds from senior secured notes as part of the $14 million private placement package noted above. In June 1998, the Company received supplemental proceeds of $5 million from additional notes which carry the same interest rate and amortization schedule as the original $6 million notes. Management believes the Company is in compliance with all debt covenants at September 30, 1998, but there can be no assurance that the Company will continue to be in compliance with these covenants as of any subsequent date.

      Prior to the $14 million financing described above, in the first quarter of 1997 the Company converted debt and related accrued interest totaling $1,262,000 to equity and completed a Regulation D offering of its Common stock. The proceeds from these transactions, along with the $3 million long-term debt proceeds raised by the Company in December 1996, were used to support operations throughout most of 1997.

      During 1997 the Company entered into two sale-leaseback transactions with third party lenders for two ITD Units operating in OnSite Colombia in order to improve cash flow. The Company has and will continue to make capital expenditures for ITD Units and, at December 31, 1997, had placed orders for four additional units at an aggregate cost of approximately $4.2 million (of which the Company incurred construction costs of approximately $3.2 million during the first nine months of 1998). The Company plans to finance these additional ITD Units through a combination of future surplus operating cash flow, additional third party sale-leaseback transactions, bank term financing, the outright sale of equipment to third parties in non-core geographic areas and/or additional sales of equity. There can be no assurances that the Company will be able to obtain this additional financing.

      The functional currency of OnSite Colombia is the U.S. dollar because customer invoicing, receivables, imported equipment and many operating costs are denominated in U.S. dollars. The Company plans to utilize the same approach as it expands into other geographic markets in an effort to minimize risks associated with foreign exchange fluctuation and its effect on Company profitability. However, there can be no assurance that the Company will be successful in averting foreign exchange losses in future periods .

IMPACT OF YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculation causing disruption of business activities.

      The Company believes that its computer information systems will function properly with respect to the dates in the year 2000 and thereafter based on computer software upgrades addressing this problem which are expected to be available during 1999. The Company has additionally developed a minimal-cost contingency plan in the event that the upgrade does not correct the problem. Management expects the cost for upgrading the Company's information systems for this problem to be less than $20,000.

      The Company's ITD systems are not dependent on computer software or hardware, nor do the systems contain any form of date sensitive instrumentation. Therefore, the Year 2000 issue with respect to 'imbedded technology' is not expected to pose operational problems. Further, the Company has assessed its relationships with significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy its own Year 2000 issues, and based on these assessments, management believes that significant operational exposure does not exist.

      Overall, management believes the Year 2000 issue will not pose significant operational or financial risks or exposures to the Company.

INFORMATION REGARDING AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS

      The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished.

      In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the ability of the Company to attain widespread market acceptance of its technology; the ability of the Company to obtain acceptable forms and amounts of financing to fund planned expansion efforts; demand for, and price level of, the Company's services; competitive factors; the actual useful life of ITD systems; evolving industry and technology standards; ability to protect proprietary technology; dependence on key personnel; the effect of business interruption due to political unrest; foreign exchange fluctuation risk; and the ability of the Company to maintain acceptable utilization rates on its equipment. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

                                     PART II
                                OTHER INFORMATION

Item 2.           Changes in Securities.

         On August 30, 1998, Robin Pate, a former director of the Company, exercised options to purchase 50,000 shares of common stock of the Company at an exercise price of $0.60 per share. The Company received $30,000 in connection with this exercise. This transaction was effected by the Company, as the issuer, in reliance on exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. The common stock certificate issued for this transaction contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with this transaction. This transaction did not involve a public offering.

         On September 24, 1998, the Pate Trust exercised options to purchase 15,000 shares of common stock of the Company at an exercise price of $0.60 per share. The Company received $9,000 in connection with this exercise. The Pate Trust is a trust established by Robin Pate, a former director of the Company. This transaction was effected by the Company, as the issuer, in reliance on exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. The common stock certificate issued for this transaction contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with this transaction. This transaction did not involve a public offering.

Item 4.           Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders was held on September 14, 1998.

Elected as Directors were:
                                    Votes For                 Votes Against
                                    ---------                 -------------

James S. Percell                    5,891,930                 -0-
Bryan Pate                          5,891,930                 -0-
Albert M.  Wolford                  5,891,930                 -0-
David L. Warnock                    5,891,930                 -0-

         The Board of Director's selection of Ernst & Young L.L.P. as the Company's Independent Auditor was ratified as follows:

Votes for the ratification of Ernst & Young L.L.P.:        7,710,294 (FNI)
Votes against the ratification Ernst & Young L.L.P.        -0-

-----------

FNI includes 1,818,364 votes cast by Series B Convertible Preferred Stock.

Item 6.           Exhibits and Reports on Form 8-k.

         (a)      Exhibits required by Item 601 of Regulation S-K

                           (1)      Exhibit 27.1 -- Financial Data Schedule


         (b)      Reports on Form 8-K

                           None.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    ENVIRONMENTAL SAFEGUARDS, INC.



November 5, 1998                    By: /s/ James S. Percell
                                       -----------------------------
                                       James S. Percell, President


November 5, 1998                    By: /s/ Ronald L. Bianco
                                       -------------------------------
                                       Ronald L. Bianco, Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.            DESCRIPTION
-----------            -----------
    27                 FINANCIAL DATA SCHEDULE