Form 10-K405
period 1998-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1999-03-19
CIK 1017616

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:
     DECEMBER 31, 1998.
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-21953

                             ---------------------

                         ENVIRONMENTAL SAFEGUARDS, INC.
             (Exact name of registrant as specified in its charter)

                    NEVADA                                       87-0429198
         (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                     Identification No.)

                        2600 SOUTH LOOP WEST, SUITE 645,
                              HOUSTON, TEXAS 77054
          (Address of principal executive offices, including zip code)

                                 (713) 641-3838
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                         NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                ON WHICH REGISTERED
       -------------------               ---------------------
     American Stock Exchange         Common Stock, $.001 par value

          Securities registered pursuant to 12(g) of the Exchange Act:
                                      None
                             ---------------------

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the
past 90 days. Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 15, 1999, based upon the last closing price on the American Stock Exchange, was $11,049,006. As of March 15, 1999, there were 10,092,444 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      N/A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                    PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................     6
Item 3.    Legal Proceedings...........................................     6
Item 4.    Submission of Matters to a Vote of Security Holders.........     6

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     7
Item 6.    Selected Financial Information..............................     8
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     8
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................    15
Item 8.    Financial Statements and Supplementary Data.................    15
Item 9.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure..................................    15

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    15
Item 11.   Executive Compensation......................................    17
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................    22
Item 13.   Certain Relationships and Related Transactions..............    24

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................    25

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Environmental Safeguards, Inc. (the "Company"), is engaged in the development, production and sale of environmental remediation and recycling technologies and services, primarily to oil and gas industry participants and other industrial customers, through its wholly-owned subsidiaries National Fuel & Energy, Inc. ("NFE") and OnSite Technology, L.L.C. ("OnSite"). OnSite has two wholly-owned subsidiaries, OnSite Venezuela, Inc. and OnSite Mexico, L.L.C., and two 50%-owned subsidiaries, OnSite Colombia, Inc. and OnSite Arabia, Inc., through which the Company operates in foreign locations. The environmental remediation and recycling services provided by the Company involve the removal of hydrocarbon contaminants and valuable drilling fluids from soil using indirect thermal desorption remediation and recycling technology. The Company provides these services on site or at the central location to which the customer hauls the materials. The Company does not haul remediated soil or recycled material away from a site.

     Unless otherwise indicated, references to the Company include related subsidiaries, OnSite and NFE. The Company's Common Stock is traded on the American Stock Exchange under the symbol "EVV."

HISTORY

     The Company was incorporated under the laws of the State of Nevada in December 1985, under the name of Cape Cod Investment Company. In December 1986, the name of the Company was changed to Cape Cod Ventures, Inc. In August 1987, the Company completed an initial public offering of 4,148,000 shares of Common Stock at a price of $0.001 per share pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation
A. In May 1993, the Company executed an Agreement and Plan of Reorganization (the "Reorganization Agreement") with National Fuel & Energy, Inc., a Wyoming corporation ("NFE"), providing for the acquisition of NFE by the Company in exchange for shares of the Company's Common Stock. In connection with the reorganization, the name of the Company was changed to Environmental Safeguards, Inc., and NFE became a wholly-owned subsidiary of the Company.

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

     The primary services offered by the Company involve remediation and recycling of soil contaminated by oil-based drilling fluids, fuel spills, leakage at storage tanks and other sources of hydrocarbon contamination, as well as the remediation of industrial waste. To remediate and recycle the contaminated soil, the Company utilizes ITD Units consisting of (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated soil is indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid, or an afterburner or thermal oxidizer, which incinerates the hydrocarbon vapor. The ITD Units are mobile, and thus, contaminated soil can be remediated and recycled at the site where the contaminated soil is located. The Company does not haul or dispose of soil or contaminants away from the customer's location.

     As of March, 1999, the Company: (i) owns six ITD Units (including two ITD Units in later stages of fabrication); (ii) operates two other ITD Units, which are owned by affiliates of the Company; and (iii) operates two additional ITD Units which are leased-backed by affiliates of the Company from third party financing organizations, which makes a total of ten ITD Units owned or operated by the Company.

     Customers. The Company's customers are large oil and gas industry participants, and other industrial companies. The Company, through OnSite, typically submits a bid for a project based on the costs of moving the equipment to the location, the estimated charges for labor and fuel, the nature and extent of the contamination, the type and moisture content of the soil and the estimated processing time. Once a contract has been awarded, OnSite moves its equipment to the client's desired location.

     During 1998, the Company's customers were British Petroleum Exploration, in Colombia, Newpark Resources in Louisiana, and ELF in Venezuela.

     Indirect Thermal Remediation and Recycling. The primary services offered by the Company involve: (i) the remediation and recycling of soil contaminated by oil-based drilling mud, fuel spills, leakage at storage tanks, leakage from pipelines; (ii) the remediation and recycling of hydrocarbon contamination at settling ponds, oil and gas exploration sites, refineries, petrochemical facilities, abandoned production fields, Department of Defense installations, ships and dock facilities and other similar type sites; and (iii) the remediation and recycling of valuable drilling fluids which have been captured in soil and drilling muds during the drilling process. To date the Company has employed its ITD Units to provide remediation and recycling services to oil and gas industry drilling operations, tank farms and compressor sites. This process is known as "indirect thermal desorption" because it reverses the contamination process and removes the hydrocarbons from the soil and discharges the contaminants previously absorbed without direct contact of the soil to a flame.

     The ITD Units are portable pieces of equipment which utilize a rotating, heat-jacketed trundle to vaporize hydrocarbons from contaminated soil or other contaminated materials. An ITD Unit consists of two principal components: (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated soil is indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid for client recycling. As an alternative to the condensing system, the vapor can be passed through an afterburner or thermal oxidizer which incinerates the hydrocarbon vapors.

     The heat exchange system is comprised of a large fabricated steel shell which houses a rotating trundle. Hot gases pass through the shell and around the outside surface of the trundle. Hydrocarbon contaminated soil, or other contaminated materials, is loaded into the elevated end of the trundle by a conveyor belt or a front end loader. As the trundle revolves, the soil is agitated by internal lifts and oars as it passes through the inside of the trundle by gravity flow and is heated to temperatures from 200 degrees to 1200 degrees Fahrenheit. At these temperatures, the hydrocarbon contaminants in the soil transform into vapors which are vacuumed out of the heat exchange system into the condensing system, the afterburner or the thermal oxidizer. The clean soil then drops out of the discharge door at the low end of the trundle and is passed through an enclosed conveyor for rehydration before final discharge. Random soil samples are tested at the end of the process to confirm that the contaminants have been removed and the soil condition is within the permitted range. The soil is then returned to its original location or such other location specified by the customer.

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

     Manufacturing of ITD Units. The Company contracts with outside fabricators to manufacture ITD Units. The primary contractors which the Company uses are Roberds-Johnson Industries and Houston ProFAB. Currently, two ITD Units are under construction by fabricators for the Company and the Company expects delivery of these two ITD Units beginning in the second quarter of 1999, but there can be no assurance that these deliveries will occur as scheduled.

EXISTING CONTRACTS FOR OPERATIONS

     As of March, 1999, three ITD Units are operating in the Republic of Colombia, one ITD Unit is operating in the Republic of Venezuela, and two ITD Units are either in transit or have arrived in the Arabian Gulf region. The remaining five ITD Units are in Houston, Texas.

COMPETITION

     There are many companies which currently dispose of hazardous and industrial wastes and remediate or clean up sites which have been contaminated, and such companies are continually attempting to develop new and improved products and services. Other companies utilize competing technologies and techniques in an attempt to provide more economical or superior remediation services. Many of the Company's competitors are well established and have substantially greater capital resources, larger research and development staffs and facilities and substantially greater marketing capabilities than the Company. There can be no assurance that the Company will be competitive in the remediation and recycling industry in the future.

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

     Companies utilizing direct burn technology use direct heat sources to incinerate contaminants found in the soil. Because of the closed nature of the heat transfer system, the ITD Unit can safely handle much higher concentrations of contaminants than conventional direct burn methods. Conventional direct burn methods process material with maximum contamination levels of 3% to 4% while the ITD Unit has processed materials with contamination levels as high as 40%. In addition, the portable nature of the ITD Unit permits it to be located at the contamination site. ITD Units also permit the customer to recapture certain valuable liquids which are otherwise destroyed.

     The Company differentiates itself from its competitors primarily on what the Company believes to be a significantly higher operational service level and a significantly higher value-added result for its clients for the remediation of hydrocarbons from soils and other mediums, and the subsequent reclaiming of the hydrocarbons into liquids for customer recycling or resale. For Example, some of the features of the Company's ITD Unit design, which the company believes provide service-level advantages, include:

     Remediation: The Company's ITD Units remove 99.9% of hydrocarbon contaminants from the waste-stream soil, effectively eliminating the latent liability of the client. Conversely, some competitive technologies such as incineration, solidification and bio-remediation result in continuing latent liability.

     Recycling: The Company's ITD Units transform waste streams into value for its clients by reclaiming valuable hydrocarbons for client recycling or resale. For example, the Company's equipment has reclaimed approximately 7.1 million gallons of diesel oil while processing drill cuttings for a major oil and gas participant in Colombia.

     Tonnage: The Company's ITD Units have proven processing capability of 5-10 tons per hour with up to 30% hydrocarbon-saturation in the soil. Some competitors are capable of similar processing speeds, but at lower hydrocarbon-saturation levels, resulting in throughput advantages for the Company.

     Portability: The Company's ITD Units are built on two 44 foot trailer beds for portability to the clients location, avoiding costly hauling expenses of contaminated materials to a central location. In addition, the ITD Unit design permits rig-down and/or rig-up in less than a day. Some competitive units are much less transportable, or not portable at all.

     Wide Range of Hydrocarbons Treated: The Company's ITD Units operate at low temperatures (200 degrees Fahrenheit), high temperatures 1,000-1,200 degrees Fahrenheit), and anywhere in between, thereby enabling the remediation of wide ranges of hydrocarbon contaminants encountered at a client's site including both oil and gas and industrial waste. The Company believes that competition in the industry is concentrated in remediation services, whereas the Company's ITD technology not only provide remediation services, but also is capable of reclaiming and recycling valuable drilling fluids and hydrocarbons. The Company further believes that its pricing policies are competitive. No assurance, however, can be given that the Company will be able to successfully compete with other companies or alternative technologies.

GOVERNMENTAL REGULATIONS -- COST OF COMPLIANCE

     The Company renders services in connection with the remediation, recycling and disposal of various wastes. Federal, state and local laws and regulations have been enacted regulating the handling and disposal of wastes and creating liability for certain environmental contamination caused by such waste. Environmental laws regulate, among other things, the transportation, storage, handling and disposal of waste. Governmental regulations govern matters such as the disposal of residual chemical wastes, operating procedures, waste water discharges, air emissions, fire protection, worker and community right-to-know, and emergency response plans. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should the Company be deemed to be responsible for contamination or pollution caused or increased by any evaluation, remediation or cleanup effort conducted by the Company, or for an accident which occurs in the course of such remediation or cleanup effort. There can be no assurance that the Company's policy of establishing and implementing proper procedures for complying with environmental regulations will be effective at preventing the Company from incurring a substantial environmental liability. If the Company were to incur a substantial uninsured liability for environmental damage, its financial condition could be materially adversely affected.

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

EMPLOYEES

     The Company currently has 20 full-time employees, 10 of whom are in management positions, including corporate and administrative operations. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

RECENT EVENTS

     In December, 1998, the Company and an investor formed OnSite Arabia, Inc. ("OnSite Arabia"), a Cayman Islands company for the purpose of providing environmental remediation, reclamation and recycling services in Saudi Arabia, Qatar, Yemen, the United Arab Emirates, Bahrain, Kuwait and Oman. The Company owns 50% of OnSite Arabia. Concurrent with the formation of OnSite Arabia, the Company sold 500,000 shares of common stock of the Company in a private placement to an investor who is an affiliate of an investor in OnSite Arabia, Inc. at a purchase price of $1.50 per share for total cash consideration of $750,000.

     In December 1998, the Company redeemed 1,037,736 shares of its Series B Convertible Preferred stock from a related party, Newpark Resources, Inc.("Newpark"), a New York Stock Exchange listed company, in consideration for certain receivables due to the Company from Newpark. This transaction had the combined effect of reducing the Company's working capital and stockholders' equity by approximately $1,100,000, and a reduction in common stock equivalents of 1,037,736 shares on a fully diluted basis. After the 1,037,736 share redemption, Newpark continues to hold 847,975 shares of the Company's Series B Convertible Preferred stock.

TRANSFER AGENT AND REGISTRAR

     The co-transfer agents and registrars for the Common Stock of the Company are Colonial Stock Transfer Company, Inc. ("Colonial Transfer") and Registrar and Transfer Company. Colonial Transfer's address is 455 East 400 South, Suite 100, Salt Lake City, Utah 84111; (801) 355-5740.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in leased facilities at 2600 South Loop West, Suite 645, Houston, Texas 77054, which consist of a total of approximately 2,000 square feet. The current monthly rental for these executive offices is $2,500. The lease for the executive offices will expire in May, 1999. The Company believes that its offices are adequate for its present needs and that suitable space will be available to accommodate its future needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company was named as a defendant in 1993 by Goldfield Engineering and Machine Works ("Goldfield"), styled as Huron, Inc dba Goldfield Engineering & Machine vs Don Cox, et. al. Cause No. 930400525 in the fourth District Court of Utah County, Utah. The litigation originally involved claims by Goldfield that the Company owed additional compensation of approximately $150,000 for ITD Units constructed which the Company believes did not meet required performance criteria. The Company filed a counterclaim for $200,000 to obtain damages from Goldfield. The Company has been advised that Goldfield filed a petition seeking Chapter 11 Bankruptcy protection in 1994. A Notice of Automatic Stay was filed in August, 1994, based on the Chapter 11 Petition in In Re Huron, et al filed in the U.S. Bankruptcy Court for the Central Division of Utah, Case No. 94A-20001. In January, 1995, a Plan of Reorganization was confirmed by the Bankruptcy Court whereby the Company received nothing and no adversary pleadings were filed against the Company by Goldfield. The Company believes, after consultation with counsel, that the risk of material financial exposure to the Company is remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is currently traded on the American Stock Exchange under the symbol "EVV". Prior to February 12, 1998, the Company's Common Stock was traded in the over-the-counter securities market on the OTC Bulletin Board. The following table sets forth, for the periods indicated, closing prices on the American Stock Exchange or the high and low closing bid prices for the Common Stock of the Company as reported on the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

                                                     COMMON STOCK PRICE RANGE
                                                    --------------------------
                                                    HIGH CLOSING   LOW CLOSING
                                                    SALES PRICE    SALE PRICE
                                                    ------------   -----------
1997
  First Quarter..................................      $3 7/8        $2 3/8
  Second Quarter.................................      $3 5/8        $2 1/4
  Third Quarter..................................      $3 3/8        $2 3/8
  Fourth Quarter.................................      $4 9/16       $2 3/16
1998
  First Quarter..................................      $7 7/8        $3 1/8
  Second Quarter.................................      $ 6.00        $4 1/16
  Third Quarter..................................      $6 1/4        $2 1/16
  Fourth Quarter.................................      $2 1/2        $1 3/16

     On March 15, 1999, the closing price for the Common Stock of the Company on the American Stock Exchange was $1 3/16 per share. On March 15, 1999, there were approximately 1,000 stockholders of record of the Common Stock, including broker-dealers holding shares beneficially owned by their customers.

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

RECENT SALES OF UNREGISTERED SECURITIES

     In December, 1998, the Company sold 500,000 shares of common stock of the Company in a private placement to an accredited investor at a purchase price of $1.50 per share for total cash consideration of $750,000. The Company believes that the investor, Nadia L.L.C., had knowledge and experience in financial and business matters which it to evaluate the merits and risk of the purchase of these securities of the Company, and that it was knowledgeable about the Company's operations and financial condition. This transaction was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation D and Section 4(2) thereof. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with this transactions. This transaction did not involve a public offering.

ITEM 6. SELECTED FINANCIAL INFORMATION

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net service revenues.....................  $10,672    $ 6,678    $    --    $    53    $   731
Income (loss) from operations............    1,404        590       (511)    (1,265)      (653)
Net loss.................................     (799)    (1,849)      (647)    (1,216)      (678)
Basic and dilutive earnings (loss) per
  common share
  Before extraordinary item..............    (0.17)     (0.61)     (0.11)     (0.26)     (0.21)
  Extraordinary item.....................       --      (0.04)      0.01         --         --
  Net loss per common share..............    (0.17)     (0.65)     (0.10)     (0.26)     (0.21)
BALANCE SHEET DATA:
Total assets.............................   20,164     18,298      5,468        318        888
Long-term debt (including capital lease
  obligations)...........................    6,636      5,210      3,694         --         69

     For the years ended December 31, 1996 and 1995, the Company's investments in OnSite Technology, L.L.C. ("OnSite") was accounted for using the equity method, because the Company's 50% ownership interest did not provide effective control of OnSite. However, on December 17, 1997, the Company acquired the remaining 50% of OnSite from its former Joint Venture partner. Accordingly, the Company has consolidated OnSite for the years ended December 31, 1998 and 1997. The Company believes that this transaction of OnSite may affect the comparability of selected financial data for periods prior to the year ended December 31, 1997.

     Included in the net loss for the year ended December 31, 1997 is a $786,000 charge for acquired research and development in connection with the acquisition of OnSite. Net loss for the year ended December 31, 1995 includes a $737,000 charge to reduce certain long-lived assets to their estimated net realizable value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Report. See, Financial Statements.

INFORMATION REGARDING AND FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-K are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the ability of the Company to attain widespread market acceptance of its technology; the ability of the Company to obtain acceptable forms and amounts of financing to fund planned expansion; the demand for, and price level of, the Company's services; competitive factors; the actual useful life of the Company's ITD Units; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; the effect of business interruption due to political unrest; the foreign exchange fluctuation risk; and the ability of the Company to maintain acceptable utilization rates on its equipment. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

OVERVIEW

     The Company is engaged in the development, production and sale of environmental reclamation and recycling technologies and services. Substantially all of the Company's technologies and services are provided through OnSite and the Company is devoting substantially all of its efforts to the development of markets for OnSite's services. The Company is currently providing reclamation and recycling services to companies engaged in land-based oil and gas exploration, and other industrial applications.

     Oil and gas exploration and other types of industrial activities, often produce significant quantities of petroleum-contaminated drill cuttings and waste, from which the Company's Indirect Thermal Desorption ("ITD") process can extract and recover the hydrocarbons as re-useable or re-saleable liquids, and produce recycled soil compliant with environmental regulations. The Company has expanded the activities of OnSite to include use of ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining and petrochemical sites, as well as at Superfund, DOD and DOE sites.

     On December 17, 1997, the Company acquired the remaining 50% interest in OnSite from Parker Drilling Co. ("Parker"), giving the Company complete control of the ITD technology owned by OnSite, and providing the Company with a wholly-owned operating subsidiary that forms the cornerstone of the Company's future operations. Total purchase consideration in the OnSite acquisition was financed by the Company through a private placement of Convertible Preferred and Preferred Stock, combined with senior secured notes and warrants to purchase shares of the Company's Common Stock. The Company has included OnSite's operating results in its statement of operations for the year ended December 31,1997, as though the acquisition took place at the beginning of that year, and has deducted as a separate line item the pre-acquisition earnings attributable to the former 50% owner.

     The Company has focused essentially all of its attention on its now wholly owned business operations in OnSite. OnSite was formed, as a 50/50 joint company with Parker, as a means for assembling the capital necessary to build and improve the ITD Units and to generate market awareness and acceptance of ITD technology. The Company expects that a substantial portion of its revenues will continue to be generated from international major oil and gas industry participants, as well as from other industrial applications.

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

     In January, 1998, OnSite Venezuela, Inc. ("OnSite Venezuela"), OnSite's 100% owned subsidiary, commenced operations to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in Venezuela.

     In December, 1998, OnSite formed a 50-50 joint venture company, OnSite Arabia, Inc., ("OnSite Arabia"), to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in the Arabian Gulf region.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS -- YEARS ENDED DECEMBER 31, 1998 AND 1997

     Summary. For the year ended December 31, 1998, the Company incurred a net loss of $799,000 as compared to a 1997 net loss of $1,849,000. The $1,050,000 reduction in net loss was primarily due to higher service revenue and associated gross margins from a greater average number of ITD systems in service, and the sale of an ITD system to a newly formed 50%-owned joint partnership. Also contributing to the reduction in net loss were favorable income tax provisions in foreign operations and the absence of the prior year's extraordinary charge from debt retirement. These factors were partially offset by the effect of slightly lower gross margins, and increased selling, general and administrative expenses, reflecting increased staffing, expanded marketing efforts, start-up expenses for Venezuela, and higher interest expense due to higher debt. Additional information follows.

     Revenues and Gross Margin. Service revenue of $10.7 million for 1998 generated $5.3 million (50% of revenue) gross margin in 1998 as compared to service revenue of $6.7 million and gross margin of $3.5 million (52% of revenue) in 1997. The majority of the 1998 increase in service revenue was due to operating an average of 3.6 ITD systems during 1998 as compared to an average of 2.5 in 1997, an increase of 44%. The 2% decline in gross margin ratio was largely due to startup expenses in Venezuela and Mexico, and site relocation in Colombia.

     Selling, General and Administrative ("SGA") Expense. SGA expense increased during 1998 due to increased business activity in general, combined with startup expenses in OnSite Venezuela, increased efforts to market the Company's technology, and corporate-level personnel additions and/or upgraded skills in such key areas as contract law, regulatory matters and international operations. Overall, the average number of management employees increased 33% in 1998, resulting in a total of 9 managerial personnel at the end of 1998.

     Research & Development Costs ("R&D") Expense. The 1997 R&D expense is primarily the writeoff of acquired research and development based on a valuation of in-process technology that resulted from the acquisition of Parker Drilling Company's 50% interest in OnSite.

     Amortization of Engineering Design and Developed Technology
("AEDDT"). Reflects the amortization of Engineering Design and Developed Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8 year estimated economic life.

     Interest Income. In 1998, the Company earned interest income from investment of proceeds from long-term debt obtained in December 1997 and June 1998. During 1997, the Company earned interest income mainly from long-term debt received in the fourth quarter of 1996, which was paid back to Parker Drilling in December 1997. See Interest Expense below for additional details on long-term debt.

     Interest Expense. The 1998 increase in interest expense was due to increased borrowing to both fund the Company's December 1997 purchase of Parker's 50% interest in OnSite, and to fund current operations and planned capital expenditures. During 1998, the Company incurred $1,159,000 interest expense (including amortization of debt issuance costs of $488,000). That compared to interest expense of $466,000 for 1997 which primarily related to the $3 million in debt retired in December 1997.

     Income Taxes. The Company's reported tax provision in 1998 and 1997 primarily relates to foreign income taxes incurred by OnSite Colombia, a 50% owned consolidated subsidiary of OnSite. The Company has incurred net operating losses ("NOLs") in the U.S. in recent years, which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in Colombia have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. The Company is implementing tax planning strategies, which if successful, may result in the Company recognizing these deferred tax assets in future periods, which would significantly reduce the current effective tax rate. There can be no assurances that the NOLs and foreign tax credits will be utilizable.

     Elimination of Minority Interest. Minority interest for 1998 and 1997 reflects the 50% minority ownership's interest in the net income of OnSite Colombia for each respective year.

     Extraordinary Item. The extraordinary loss of $352,000 for 1997 resulted from the writeoff of deferred financing costs that resulted from the early repayment of the $3 million long-term debt due to Parker. This debt was repaid in connection with the Company's acquisition of OnSite.

COMPARISON OF OPERATING RESULTS -- YEARS ENDED DECEMBER 31, 1997 AND 1996

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

LIQUIDITY AND CAPITAL RESOURCES

     During 1997 and 1996, the Company raised additional debt and equity capital to fund current operations, support the construction of ITD Units necessary for its future growth, and acquire the remaining 50% of OnSite from Parker. In December 1997, the Company raised $14 million in a private placement of Series B Convertible Preferred Stock, non-convertible Series C Preferred Stock, senior secured notes and warrants to purchase the Company's Common Stock. The proceeds from this private placement were primarily used to fund the $8 million acquisition of OnSite, repay $3 million of long-term debt to a Parker subsidiary, and provide the Company with capital resources to continue funding current operations and planned capital expenditures. In the 1997 private placement, the Company received $6 million in proceeds from senior secured notes and a commitment by the investors for an additional $5 million of long-term debt, provided that the Company remains in compliance with the loan covenants of the secured notes. The Company subsequently borrowed the additional $5 million in June 1998.

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

     In December, 1998, the Company and an investor formed OnSite Arabia, Inc. ("OnSite Arabia"), a Cayman Islands company for the purpose of providing environmental remediation, reclamation and recycling services in Saudi Arabia, Qatar, Yemen, the United Arab Emirates, Bahrain, Kuwait and Oman. The Company owns 50% of OnSite Arabia. Concurrent with the formation of OnSite Arabia, the Company sold 500,000 shares of common stock of the Company in a private placement to an investor at a purchase price of $1.50 per share for total cash consideration of $750,000.

     In December 1998, the Company redeemed 1,037,736 shares of its Series B Convertible Preferred stock from a related party, Newpark Resources, Inc.("Newpark"), a New York Stock Exchange listed company, in consideration for certain receivables due to the Company from Newpark. This transaction had the combined effect of reducing the Company's working capital and stockholders' equity by approximately $1,100,000, and a reduction in common stock equivalents of 1,037,736 shares on a fully diluted basis. After the 1,037,736 share redemption, Newpark continues to hold 847,975 shares of the Company's Series B Convertible Preferred stock.

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

     The Company expects that its existing cash reserves, cash flows from operations and available financing for additional ITD units will be sufficient to cover the Company's cash requirements for 1999. However, there can be no assurance that existing sources of cash will cover the Company's 1999 cash flow requirements.

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

     Based on ongoing assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's ITD units are not dependent on computer software or hardware, and therefore the Year 2000 issue is not expected to pose material operational problems. The Company also believes that costs related to the Year 2000 issue have not and will not be significant and will not exceed $10,000.

     The Company has assessed its relationships with significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. Based on these assessments, management believes that significant exposure does not exist with respect to third parties. Management has developed a contingency plan to address potential Year 2000 problems that could arise. This plan includes identification of alternative supplies for critical parts and components needed to mitigate the possibility of interruptions in business operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk exposure related to changes in interest rates on its long-term debt facility. These instruments carry interest at a pre-agreed upon percentage point spread from the prime interest rate. At December 31, 1998, the Company had $8.3 million outstanding under this facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $83,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the lower overall cost as compared with fixed-rate borrowings.

     The Company is subject to market risk related to fluctuations in the value of the U.S. dollar compared to certain foreign currencies. The Company has subsidiaries which operate in Colombia, Venezuela and Mexico. However, the functional currency used by each of these operating units is the U.S. dollar. Substantial portions of these operating units' invoicing, customer receivables, imported equipment and many operating cost factors are denominated in dollars. The Company attempts to maintain a balance between assets and liabilities denominated in foreign currencies, to the extent that such items exist. These factors serve to mitigate the impact on the Company's financial statements associated with foreign exchange fluctuations.

     A hypothetical 10% fluctuation of the U.S. dollar relative to the currencies of Colombia, Venezuela and Mexico would not materially adversely affect the Company's expected 1999 earnings or cash flows regardless of the direction of the change in relation to the U.S. dollar. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels.

     While the Company is not a purchaser or producer of crude oil or related products, the Company's customers to date have generally been large multinational oil and gas producing companies which are directly impacted by the fluctuations in the price of crude oil. Decreases in the price of crude oil directly affect the Company's current customers' cash flows and may therefore affect the Company's ability to collect on receivables or gain new business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the directors and executive officers of the Company.

NAME                                           AGE   POSITION
----                                           ---   --------
James S. Percell.............................  56    Director, Chairman, CEO and President
Bryan Sharp..................................  55    Director
Albert M. Wolford............................  77    Director and Secretary
David L. Warnock.............................  41    Director
Douglas A. Schonacher, Jr....................  43    Vice-President and Chief Operating Officer
Ronald L. Bianco.............................  52    Chief Financial Officer, Treasurer and
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

BIOGRAPHIES

     JAMES S. PERCELL serves as Director, Chairman, CEO and President of the Company and also serves as President of the Company's subsidiaries, NFE and OnSite. Mr. Percell became a director of the Company and President, Chief Executive Officer and a director of NFE in November, 1995. Mr. Percell became President and CEO of the Company in January, 1996. Mr. Percell also serves as President of Percell & Associates, a project developer of facilities in the hydrocarbon industry. From 1985-1993, Mr. Percell served as Vice-President of Belmont Constructors, Inc., a heavy industrial contractor. From 1982-1984, he served as President of Capital Services Unlimited, an international supply company for refining, petrochemical and oil field compressor stations, modular refineries and modular oilfield components. From 1977-1980, Mr. Percell served as President of Percell & Lowder, Inc., an oilfield fabricator of onshore and offshore facilities, and from 1960-1977, he served as project manager for various onshore and offshore projects. He attended Amarillo College in Amarillo, Texas.

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

     ALBERT M. WOLFORD has served as director of the Company since August 5, 1997. Mr. Wolford is a member of the Company's compensation committee. Mr. Wolford is also the Company's Secretary. Mr. Wolford has been an independent business consultant since 1988. From 1970 to 1988, Mr. Wolford served with Texas United Corporation as a director, a member of the executive committee, senior vice-president, and as the chairman of the executive development and compensation committees. As a senior vice-president of Texas United Corporation, Mr. Wolford served its subsidiaries as president and CEO of Texas United Chemical Corporation, as the chairman, president and CEO of United Salt Corporation, and as the president of American Borate Corporation. He has also served the Texas Chemical Council, an industry trade group, as a director, a member of its executive committee, and as secretary-treasurer. Mr. Wolford served as a member of the executive committee of the Salt Institute, an industry trade group. Mr. Wolford is a graduate of The University of Texas.

     DAVID L. WARNOCK was appointed as Director of the Company in December, 1997 in connection with the December, 1997 financing. Mr. Warnock is a founding partner of Cahill, Warnock & Company, L.L.C., an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions including President of the corporate general partner of T. Rowe Price Strategic Partners I and T. Rowe Price Strategic Partners II, and as the Executive Vice-president of T. Rowe Price New Horizons Fund. Mr. Warnock also serves on the Boards of Directors of other companies including Children's Comprehensive Services, Inc., SRB Corporation, and ALLIANCE National Incorporated. Mr. Warnock received a Bachelor of Arts Degree, History, from the University of Delaware and a Masters Degree, Finance, from the University of Wisconsin.

     DOUGLAS A. SCHONACHER, JR. joined the Company in March 1997 and is the Company's Vice-president and Chief Operating Officer. Mr. Schonacher has 23 years of experience in the fields of drilling fluids control and drilling waste management. From 1992 until 1997, Mr. Schonacher was with Tubescope/Vetco International in the solids control division, serving as manager of Latin American operations. Mr. Schonacher also served as the manager of technical services for the solids control division of Tubescope/Vetco International. From 1987 until 1992, Mr. Schonacher was with Sun Drilling Products Corp. serving as vice president of Sun Environmental Services, Inc. and Gulf Coast operations manager. Mr. Schonacher was responsible for sales engineering and all product applications. Mr. Schonacher also was with Sun Drilling Products Corp. 1979 until 1983 where he was responsible for hiring drilling fluid engineers and for the application of drilling fluids specialty products in offshore Gulf Coast regions. From 1974 until 1979, and again from 1983 until 1987, Mr. Schonacher was a drilling fluids consultant. Mr. Schonacher attended Nichols State University and Louisiana State University.

     RONALD L. BIANCO joined the Company in April 1997 as Chief Financial Officer. Mr. Bianco is presently the C.F.O., Treasurer and Vice-Secretary of the Company. From 1975 through 1991, Mr. Bianco was with Dresser Industries where he served as controller of Dresser Rand Power in Norway, as the controller for North America -- Operations of Dresser Masonelian Valve and in other headquarters and division assignments. From 1992 through 1993, Mr. Bianco was an independent business consultant. From 1994 through 1996, Mr. Bianco served as Chief Financial Officer of SWECO Oilfield Services. Mr. Bianco received his B.B.A. in accounting in 1970 from St. Bonaventure University in Olean, New York, and his M.B.A. in 1983 from Southern Methodist University in Dallas, Texas.

CERTAIN SECURITIES FILINGS

     The Company believes that the reports required by Section 16(a) of the Exchange Act have been filed timely.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND ITS COMMITTEES

     James S. Percell and Albert M. Wolford are the only directors of the Company who are also officers of the Company. In 1997, the Board of Directors established an independent compensation committee whose members are David L. Warnock and Albert Wolford. Also in 1997, the Board of Directors established an independent audit committee whose members are Bryan Sharp and David L. Warnock. The Company held eight meetings of the Board of Directors during the period covered by the fiscal year ended December 31, 1998. All four Directors were present for at least 75% of the Board meetings.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings. In 1998, the Board adopted a stock option plan which included participation in the Plan by directors. See below, the 1998 Stock Option Plan.

EXECUTIVE COMPENSATION

     Mr. James Percell, became Chief Executive Officer of the Company in January, 1996. The Company has an employment contract with Mr. Percell (the "Employment Agreement"). The Employment Agreement which commenced in April 1997, has a term of three years. The Employment Agreement automatically extends, unless terminated by the Company or Mr. Percell, for additional successive one year periods after the initial three year term. Mr. Percell's employment contract provides that he receive annual compensation from the Company in the amount of $125,000. However in November, 1997, the Company's Board of Directors increased Mr. Percell's annual compensation to $250,000.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG TERM
                                    ANNUAL COMPENSATION           COMPENSATION AWARDS     PAYOUTS
                              -------------------------------   -----------------------   -------
                                                                             SECURITIES
                                                    OTHER       RESTRICTED   UNDERLYING                 ALL
NAME AND                                            ANNUAL        STOCK       OPTIONS/     LTIP        OTHER
PRINCIPAL POSITION     YEAR    SALARY    BONUS   COMPENSATION     AWARDS        SARS      PAYOUTS   COMPENSATION
------------------     ----   --------   -----   ------------   ----------   ----------   -------   ------------
James S. Percell       1998   $209,167     0          0             0         201,775
                                                                                                         0
Chief Executive        1997   $168,750     0          0             0               0        0           0
  Officer
                       1996          0     0          0             0               0        0           0
Douglas Schonacher     1998   $135,000     0          0             0          75,687        0           0
V.P. -- C.O.O.         1997   $ 70,830     0          0             0               0        0           0
                       1996          0     0          0             0               0        0           0

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                        POTENTIAL REALIZABLE
                                         PERCENT OF                       VALUE AT ASSUMED
                                           TOTAL                          ANNUAL RATES OF
                         NUMBER OF      OPTIONS/SARS                  STOCK PRICE APPRECIATION
                         SECURITIES      GRANTED TO                       FOR OPTION TERM:
                         UNDERLYING      EMPLOYEES                    ------------------------
NAME AND                OPTIONS/SARS     IN FISCAL      EXERCISE OF   EXPIRATION
PRINCIPAL POSITION        GRANTED           YEAR        BASE PRICE       DATE            5%        10%
------------------      ------------   --------------   -----------   ----------      --------   --------
James S. Percell           76,775            9.8%          $5.00       3/31/08        $241,417   $611,798
Chief Executive           125,000           16.0%          $1.69       12/7/08        $132,854   $336,678
  Officer
Douglas Schonacher            687            0.1%          $5.00       3/31/08        $  2,160   $  5,475
V.P. -- C.O.O.             75,000            9.6%          $1.69       12/7/08        $ 79,712   $202,007

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED           IN-THE-MONEY
                                  SHARES                      OPTIONS/SARS AT             OPTIONS/SARS AT
                                ACQUIRED ON    VALUE          FISCAL YEAR-END             FISCAL YEAR-END
                                 EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                                 ----------   --------   -------------------------   -------------------------
James S. Percell                  (*)          (*)           1,178,042/125,000               520,000/0
Chief Executive Officer
Douglas Schonacher                (*)          (*)             69,516/75,000                    0/0
V.P. -- C.O.O

---------------

(*) Did not exercise any options.

1998 STOCK OPTION PLAN

     While the Company has been successful in attracting and retaining qualified personnel, the Company believes that its future success will depend in part on its continued ability to attract and retain highly qualified personnel. The Company pays wages and salaries which it believes are competitive. The Company also believes that equity ownership is an important factor in its ability to attract and retain skilled personnel, and on December 9, 1998, the Board of Directors of the Company approved the 1998 Stock Option Plan (the "Plan") for the Company submitted for approval of the Stockholders at the 1999 annual meeting of stockholders. If approved by the Stockholders, the Plan will allow Incentive Stock Option as determined by the Compensation Committee, or the Board of Directors if there is no compensation committee (the "Committee"). The Board of Directors has reserved 800,000 shares of Common Stock for issuance pursuant to the Plan. The purpose of the Plan is to foster and promote the financial success of the Company and increase stockholder value by enabling eligible key employees, directors and consultants to participate in the long-term growth and financial success of the Company.

     ELIGIBILITY. The Plan is open to key employees (including officers and directors) and consultants of the Company and its affiliates ("Eligible Persons").

     TRANSFERABILITY. The grants are not transferrable.

     CHANGES IN THE COMPANY'S CAPITAL STRUCTURE. The Plan will not effect the right of the Company to authorize adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure. In the event of an adjustment, recapitalization or reorganization the award shall be adjusted accordingly. In the event of a merger, consolidation, or liquidation, the Eligible Person will be eligible to receive a like number of shares of stock in the new entity he would have been entitled to if immediately prior to the merger he had exercised his option. The Board may waive any limitations imposed under the Plan so that all options are immediately exercisable.

     OPTIONS. The Plan provides for both Incentive and Nonqualified Stock
Options.

     Option price. Incentive options shall be not less than the greater of
(i)100% of fair market value on the date of grant, or (ii) the aggregate par value of the shares of stock on the date of grant. The Compensation Committee, at its option, may provide for a price greater than 100% of fair market value. The price for Incentive Stock Options for Stockholders owning 10% or more of the Company's shares ("10% Stockholders") shall be not less than 110% of fair market value.

     Amount exercisable -- incentive options. In the event an Eligible Person exercises incentive options during the calendar year whose aggregate fair market value exceeds $100,000, the exercise of options over $100,000 will be considered non qualified stock options.

     Duration. No option may be exercisable after the expiration date as set forth in the option agreement.

     Exercise of Options. Options may be exercised by written notice to the President of the Company with:

          (i) cash, certified check, bank draft, or postal or express money order payable to the order of the Company for an amount equal to the option price of the shares;

          (ii) stock at its fair market value on the date of exercise;

          (iii) an election to make a cashless exercise through a registered broker-dealer (if approved in advance by the Compensation Committee);

          (iv) an election to have shares of stock, which otherwise would be issued on exercise, withheld in payment of the exercise price (if approved in advance by the Compensation Committee); and/or

          (v) any other form of payment which is acceptable to the Compensation Committee, including without limitation, payment in the form of a promissory note, and specifying the address to which the certificates for the shares are to be mailed.

TERMINATION OF OPTIONS.

     Termination of Employment. Any Option which has not vested at the time the Optionee ceases continuous employment for any reason other than death, disability or retirement shall terminate upon the last day that the Optionee is employed by the Company. Incentive Stock Options must be exercised within three months of cessation of Continuous Service for reasons other than death, disability or retirement in order to qualify for Incentive Stock Option tax treatment. Nonqualified Options may be exercised any time during the Option Period regardless of employment status.

     Death. Unless the Option expires sooner, the Option will expire one year after the death of the Eligible Person.

     Disability. Unless the Option expires sooner, the Option will expire one year after the disability of the Eligible Person.

     Retirement. Any Option which has not vested at the time the Optionee ceases continuous employment due to retirement shall terminate upon the last day that the Optionee is employed by the Company. Upon retirement Incentive Stock Options must be exercised within three months of cessation of Continuous Service in order to qualify for Incentive Stock Option tax treatment. Nonqualified Options may be exercised any time during the Option Period regardless of employment status.

     AMENDMENT OR TERMINATION OF THE PLAN. The Committee may amend, terminate or suspend the Plan at any time, in its sole and absolute discretion; provided, however, that to the extent required to qualify the Plan under Rule 16b-3 promulgated under Section 16 of the Exchange Act, no amendment that would (a) materially increase the number of shares of stock that may be issued under the Plan, (b) materially modify the requirements as to eligibility for participation in the Plan, or (c) otherwise materially increase the benefits accruing to participants under the Plan, shall be made without the approval of the Company's Stockholders; provided further, however, that to the extent required to maintain the status of any incentive option under the Code, no amendment that would (a) change the aggregate number of shares of stock which may be issued under incentive options, (b) change the class of employees eligible to receive incentive options, or (c) decrease the option price for incentive options below the fair market value of the stock at the time it is granted, shall be made without the approval of the Stockholders. Subject to the preceding sentence, the Board shall have the power to make any changes in the Plan and in the regulations and administrative provisions under it or in any outstanding incentive option as in the opinion of counsel for the Company may be necessary or appropriate from time to time to enable any incentive option granted under this Plan to continue to qualify as an incentive stock option or such other stock option as may be defined under the Code so as to receive preferential federal income tax treatment. No amendment, suspension or termination of the Plan shall act to impair or extinguish rights in Options already granted at the date of such amendment, suspension or termination.

                               NEW PLAN BENEFITS
                             1998 STOCK OPTION PLAN

NAME AND POSITION                                             DOLLAR VALUE(1)   NUMBER OF OPTIONS
-----------------                                             ---------------   -----------------
James S. Percell, CEO.......................................     $210,937            125,000
Douglas Schonacher, COO.....................................     $126,562             75,000
Ronald L. Bianco, CFO.......................................     $ 84,376             50,000
  Executive Group...........................................     $421,875            250,000
Non-executive Director Group................................     $101,250             60,000
Non-executive Officer Employee Group........................     $506,250            300,000

---------------

(1) Dollar value was calculated based on the exercise price of $1.6875, which was also the market value per share on the date of the grants.

STOCK PRICE PERFORMANCE GRAPH

     The performance graph as set forth below compares the cumulative total stockholder return of Environmental Safeguards Inc. Common Stock from December 31, 1993 through December 31, 1998, with Standard & Poors 500 Index (the Company's Broad Market Index) and with Standard & Poors Oil Composite Index (the Company's Peer Group Index). The graph assumes that the value of the investment in Environmental Safeguards Common Stock and each index was 100 on December 31, 1993, and that all dividends, if any, were reinvested. The comparisons in this table are not intended to forecast or be indicative of possible future price performance.

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN OF
            ENVIRONMENTAL SAFEGUARDS, INC., THE S&P 500 INDEX (BROAD
       MARKET INDEX), AND THE S&P OIL COMPOSITE INDEX (PEER GROUP INDEX)



                                1993          1994          1995          1996          1997          1998
                              --------      --------      --------      --------      --------      --------
Environmental Safeguards,
  Inc.......................     100            16            16            57            60            24
Broad market Index..........     100            98           132           159           208           264
Peer Group Index............     100           101           127           152           182           193


                                    [GRAPH]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 17, 1999, with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                                    NUMBER OF             PERCENT      CLASS OF
                     NAME                        SHARES OWNED(1)          OF CLASS    SECURITIES
                     ----                        ---------------          --------   ------------
James S. Percell...............................     1,471,560(2)            12.9%    Common Stock
  2600 South Loop West, Ste #645
  Houston, Texas 77054
Bryan Sharp....................................     1,132,264(3)(10)        10.1%    Common Stock
  3200 Wilcrest, #200
  Houston, Texas 77042
Albert M. Wolford..............................        89,346(4)(10)          .9%    Common Stock
  2600 South Loop West, Ste #645
  Houston, Texas 77054
David L. Warnock...............................     2,179,308(5)(6)(10)     17.8%    Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Edward L. Cahill...............................     2,159,308(5)(6)         17.6%    Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Cahill, Warnock Strategic Partners Fund,            2,159,308(5)(6)         17.6%    Common Stock
L.P............................................
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Strategic Associates, L.P......................     2,159,308(5)(6)         17.6%    Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Cahill, Warnock & Company, L.L.C...............     2,159,308(5)(6)         17.6%    Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Cahill, Warnock Strategic Partners, L.P........     2,159,308(5)(6)         17.6%    Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Douglas A. Schonacher, Jr......................       144,516(7)             1.4%    Common Stock
  2600 South Loop West, Ste 645
  Houston, Texas 77054
Ronald L. Bianco...............................       119,516(8)             1.2%    Common Stock
  2600 South Loop West, Ste 645
  Houston, Texas 77054
Newpark Resources, Inc.........................     1,201,546(6)(9)         10.6%    Common Stock
  3850 N. Causeway, Ste #1770
  Metairie, LA 70002-1756

                                                    NUMBER OF             PERCENT      CLASS OF
                     NAME                        SHARES OWNED(1)          OF CLASS    SECURITIES
                     ----                        ---------------          --------   ------------
Nadia, L.L.C...................................       593,500                5.9%    Common Stock
  Grosvenot Trust Co.
  33 Church Street
  Hamilton, Bermuda
All officers and directors as a Group (6            5,136,510               34.2%    Common Stock
persons).......................................

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

(2) Includes an option to purchase 800,000 shares of Common Stock of the Company at $0.60 per share, an option to purchase 301,267 shares of Common Stock of the Company at $3.00 per share, an option to purchase 76,775 shares of Common Stock of the Company at $5.00 per share. These options are fully vested and immediately exercisable. Also includes an option to purchase 125,000 shares of Common Stock of the Company at $1.69 per share, half of which vest in December, 1999 and half of which vest in December, 2000.

(3) Includes an option to purchase 800,000 shares of Common Stock of the Company at $0.60 per share, an option to purchase 301,267 shares of Common Stock of the Company at $3.00 per share, and an option to purchase 10,997 shares of Common Stock of the Company at $5.00 per share. These options are fully vested and immediately exercisable.

(4) Includes an option to purchase 9,415 shares of Common Stock of the Company at $3.00 per share, an option to purchase 25,000 shares of Common Stock at $3.75 per share, and an option to purchase 8,931 shares of Common Stock of the Company at $5.00 per share. These options are fully vested and immediately exercisable.

(5) Includes 1,722,900 shares of Series B Convertible Preferred Stock and a warrant to purchase 323,044 shares of common stock of the Company at $0.01 per share issued to Cahill, Warnock Strategic Partners Fund, L.P. ("Cahill Warnock Fund"), whose sole general partner is Cahill, Warnock Strategic Partners, L.P. ("Cahill Warnock Partners"). In addition, includes 95,464 shares of Series B Convertible Preferred Stock and a warrant to purchase 17,900 shares of common stock of the Company at $0.01 per share issued to Strategic Associates, L.P. ("Strategic Associates"), whose sole general partner is Cahill, Warnock & Company, L.L.C. ("Cahill Warnock"). Each share of Series B Convertible Preferred Stock is immediately convertible into one share of common stock of the Company, subject to adjustment under certain conditions. The warrant is fully vested and immediately exercisable. David
    L. Warnock and Edward L. Cahill are the sole general partners of Cahill Warnock Partners and the sole members of Cahill Warnock. David L. Warnock and Edward L. Cahill are control persons of Cahill Warnock Fund, Cahill Warnock Partners, Strategic Associates, and Cahill Warnock. David L. Warnock, Edward L. Cahill, Cahill Warnock Fund, Cahill Warnock Partners, Strategic Associates and Cahill Warnock have shared voting power and shared dispositive power of these shares and each disclaim beneficial ownership of the shares and warrants, except with respect to their pecuniary interest therein, if any.

(6) Not included herein are other warrants which could be issuable under certain circumstances pursuant to the terms of the Loan Agreement as follows: (i) warrants for up to a total of 707,142 shares of Common Stock of the Company are issuable upon the earlier of an event of default under the terms of the Loan Agreement or February 17, 2000, provided, however, that if the loans are repaid in full prior to February 17, 2000, then no additional warrants would be issued, and further provided that if a portion of the loans are repaid prior to February 17, 2000, then warrants for a number of shares of Common Stock of the Company would be issued on a pro rata basis; and (ii) warrants for up to a total of 188,571 shares of Common Stock of the Company are issuable if loans made pursuant to the Loan Agreement are not repaid in full by December 17, 2001.

 (7) Includes an option to purchase 50,000 shares of Common Stock of the Company at $2.50 per share, an option to purchase 18,829 shares of Common Stock of the Company at $3.00 per share, and an option to purchase 687 shares of Common Stock of the Company at $5.00 per share. These options are fully vested and immediately exercisable. Also includes an option to purchase 75,000 shares of Common Stock of the Company at $1.69 per share, half of which vest in December, 1999 and half of which vest in December, 2000.

 (8) Includes an option to purchase 50,000 shares of Common Stock of the Company at $2.50 per share, an option to purchase 18,829 shares of Common Stock of the Company at $3.00 per share, and an option to purchase 687 shares of Common Stock of the Company at $5.00 per share. These options are fully vested and immediately exercisable. Also includes an option to purchase 50,000 shares of Common Stock of the Company at $1.69 per share, half of which vest in December, 1999 and half of which vest in December, 2000.

 (9) Includes 847,975 shares of Series B Convertible Preferred Stock which are immediately convertible into shares of the Company's Common Stock. The number of shares of Common Stock into which each share of Preferred Stock may be converted is presently one share of Common Stock for each share of Series B Convertible Preferred Stock, subject to adjustment under certain conditions. Also includes a warrant to purchase 353,571 shares of Common Stock of the Company at $0.01 per share. The warrant is fully vested and immediately exercisable.

(10) Also includes an option to purchase 20,000 shares of Common Stock of the Company at $1.69 per share, half of which vest in December, 1999 and half of which vest in December, 2000.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

     The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers, directors and 5% stockholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent, disinterested directors of the Company.

     In December, 1997, the Company sold $8,000,000 of new Series B Convertible Preferred Stock and Series C Preferred Stock to an investor group consisting of Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., Newpark Resources, Inc. and James H. Stone, who is the Chairman of Stone Energy Corporation, and the Company obtained a loan of $6,000,000 from the same investor group. Pursuant to this financing, David L. Warnock, a member of Cahill, Warnock & Co., which is the general partner of Cahill, Warnock Strategic Partners Fund, L.P., was appointed a Director of the Company. Subsequently, in June, 1998, the Company obtained an additional loan of $5,000,000 from the same investor group.

     In December, 1998, the Company and an investor formed OnSite Arabia, Inc. ("OnSite Arabia"), a Cayman Islands company for the purpose of providing environmental remediation, reclamation and recycling services in Saudi Arabia, Qatar, Yemen, the United Arab Emirates, Bahrain, Kuwait and Oman. The Company owns 50% of OnSite Arabia. Concurrent with the formation of OnSite Arabia, the Company sold 500,000 shares of common stock of the Company in a private placement to an investor who is an affiliate of OnSite-Arabia, Inc. at a purchase price of $1.50 per share for total cash consideration of $750,000.

     In December 1998, the Company redeemed 1,037,736 shares of its Series B Convertible Preferred stock from a related party, Newpark Resources, Inc.("Newpark"), a New York Stock Exchange listed company, in consideration for certain receivables due to the Company from Newpark. This transaction had the combined effect of reducing the Company's working capital and stockholders' equity by approximately $1,100,000, and a reduction in common stock equivalents of 1,037,736 shares on a fully diluted basis. After the 1,037,736 share redemption, Newpark continues to hold 847,975 shares of the Company's Series B Convertible Preferred stock.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

                                                              (PAGE)
                                                              ------
Reports of Independent Auditors.............................    F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    F-4
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................    F-5
Consolidated Statements of Stockholders Equity for the years
  ended December 31, 1998, 1997 and 1996....................    F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................    F-9
Notes to Consolidated Financial Statements..................   F-10

(A)(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are not included in this Form 10-K Annual Report because they are not applicable or the required information is shown in the financial statements or notes thereto.

(B) EXHIBITS

        EXHIBIT
         NUMBER            DESCRIPTION
        -------            -----------
          3.1*             --          Certificate of Incorporation of the Registrant, as amended.
          3.2*             --          Bylaws of the Registrant.
          4.1*             --          See Exhibits 3.1 and 3.2. for provisions of the Articles of
                                       Incorporation and Bylaws of the Registrant defining rights of holders of common stock of the Registrant.
          4.2*             --          Common Stock specimen.
          4.3.1**          --          Certificate of Designation, Preferences, Rights and
                                       Limitations of Series B Convertible Preferred Stock.
          4.3.2**          --          Certificate of Designation, Preferences, Rights and
                                       Limitations of Series C Preferred Stock.
          4.4*             --          Form of Warrant Certificate dated December 17, 1997
                                       (Included in Exhibit 4.8).
          4.5*             --          Form of Registration Rights Agreement pursuant to Private
                                       Placement Memorandum dated September 18, 1996.
          4.6*             --          Form of Registration Rights Agreement dated December 17,
                                       1997, between the Company and Cahill, Warnock Strategic
                                       Partners Fund, L.P., Strategic Associates, L.P., Newpark
                                       Resources, Inc. and James H. Stone.
          4.7*             --          Form of Warrant Agreement dated December 17, 1997, between the Company and Cahill, Warnock Strategic Partners Fund,
                                       L.P., Strategic Associates, L.P., Newpark Resources, Inc.
                                       and James H. Stone.
          4.8***           --          Form of Registration Rights Agreement dated December 7,
                                       1998.
         10.2*             --          Loan and Security Agreement dated December 17, 1997 by and among the Company, National Fuel & Energy, and OnSite
                                       Technology, L.L.C. as Borrowers and Cahill, Warnock
                                       Strategic Partners Fund, L.P., Strategic Associates, L.P.,
                                       Newpark Resources, Inc. and James H. Stone, as Lenders.

        EXHIBIT
         NUMBER            DESCRIPTION
        -------            -----------
         10.3*             --          Form of Registration Rights Agreement pursuant to Private
                                       Placement Memorandum dated September 18, 1996.
         10.4*             --          Form of Registration Rights Agreement dated December 17,
                                       1997, between the Company and Cahill, Warnock Strategic
                                       Partners Fund, L.P., Strategic Associates, L.P., Newpark
                                       Resources, Inc. and James H. Stone.
         10.5*             --          Form of Warrant Agreement dated December 17, 1997, between the Company and Cahill, Warnock Strategic Partners Fund,
                                       L.P., Strategic Associates, L.P., Newpark Resources, Inc.
                                       and James H. Stone.
         10.6*             --          Employment Agreement of James S. Percell.
         10.7****          --          1998 Stock Option Plan.
         21.1*             --          Subsidiaries.
         21.2****          --          Additional Subsidiaries.
         27.1****          --          Financial Data Schedule.

---------------

   * Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 1997, and incorporated by reference thereto.

  ** Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 17, 1997 and filed December 30, 1997, and incorporated herein by reference thereto.

 *** Previously filed with Form S-3 as amended effective Feb 8, 1999.

**** Filed herewith.

(C) REPORTS ON FORM 8-K

     Not applicable.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 1999.

                                            ENVIRONMENTAL SAFEGUARDS, INC.

                                            By:    /s/ JAMES S. PERCELL
                                              ----------------------------------
                                                       James S. Percell
                                               Director, Chairman of the Board,
                                                             Chief
                                               Executive Officer and President

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ JAMES S. PERCELL                   Director, Chairman of the        March 16, 1999
-----------------------------------------------------    Board, Chief Executive
                  James S. Percell                       Officer and President

                   /s/ BRYAN SHARP                     Director                         March 16, 1999
-----------------------------------------------------
                     Bryan Sharp

                 /s/ ALBERT WOLFORD                    Director and Secretary           March 16, 1999
-----------------------------------------------------
                   Albert Wolford

                /s/ DAVID L. WARNOCK                   Director                         March 16, 1999
-----------------------------------------------------
                  David L. Warnock

                  /s/ RONALD BIANCO                    Chief Financial Officer,         March 16, 1999
-----------------------------------------------------    Treasurer and Vice-Secretary
                    Ronald Bianco

                         ENVIRONMENTAL SAFEGUARDS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                      WITH REPORTS OF INDEPENDENT AUDITORS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                         ENVIRONMENTAL SAFEGUARDS, INC.

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----

Reports of Independent Auditors.............................    F-2
Audited Financial Statements
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................    F-4
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997
     and 1996...............................................    F-5
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1998, 1997 and 1996...........    F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997
     and 1996...............................................    F-9
Notes to Consolidated Financial Statements..................   F-10

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Environmental Safeguards, Inc.

     We have audited the accompanying consolidated balance sheets of Environmental Safeguards, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Safeguards, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            /s/ ERNST & YOUNG LLP

Houston, Texas
March 5, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Environmental Safeguards, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Environmental Safeguards, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Environmental Safeguards, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            /s/ HAM, LANGSTON & BREZINA, LLP

Houston, Texas
March 18, 1997

                         ENVIRONMENTAL SAFEGUARDS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Current assets:
  Cash and cash equivalents.................................  $ 4,792   $ 6,686
  Accounts receivable.......................................    1,734     1,554
  Equipment held for sale...................................    1,953        --
  Prepaid expenses..........................................      273       206
  Deferred taxes............................................       51        85
  Other assets..............................................      270        --
                                                              -------   -------
          Total current assets..............................    9,073     8,531
Property and equipment, net.................................    8,256     6,286
Acquired engineering design and technology, net.............    2,835     3,242
Other assets................................................       --       239
                                                              -------   -------
          Total assets......................................  $20,164   $18,298
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $ 1,735   $   844
  Current portion of capital lease obligation...............      648     1,039
  Accounts payable..........................................      628       480
  Accrued liabilities.......................................      569       366
  Income taxes payable......................................       62       525
                                                              -------   -------
          Total current liabilities.........................    3,642     3,254
Long-term debt..............................................    6,636     4,117
Capital lease obligation....................................       --     1,093
Minority interest...........................................    2,073       628
Commitments and contingencies
Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001 par
     value (aggregate liquidation value -- $2,897,700 and
     $3,998,000 at December 31, 1998 and 1997,
     respectively); 5,000,000 shares authorized; 2,733,686
     and 3,771,422 shares issued and outstanding at December
     31, 1998 and 1997, respectively........................        3         4
  Preferred stock; Series C non-convertible, non-voting,
     cumulative; $.001 par value (aggregate liquidation
     value -- $4,000,000); 400,000 shares authorized, issued
     and outstanding at December 31, 1998 and 1997..........        1         1
  Common stock; $.001 par value; 50,000,000 shares
     authorized; 10,092,444 and 9,282,265 shares issued and
     outstanding at December 31, 1998 and 1997,
     respectively...........................................       10         9
  Unissued common stock.....................................       --        56
  Additional paid-in capital................................   14,318    14,459
  Accumulated deficit.......................................   (6,519)   (5,323)
                                                              -------   -------
          Total stockholders' equity........................    7,813     9,206
                                                              -------   -------
          Total liabilities and stockholders' equity........  $20,164   $18,298
                                                              =======   =======

                See notes to consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1998       1997       1996
                                                              -------    -------    ------
Net service revenue.........................................  $10,672    $ 6,678    $   --
Cost of providing services..................................    5,378      3,226        --
                                                              -------    -------    ------
  Gross margin..............................................    5,294      3,452        --
Selling, general and administrative expenses................    3,435      2,059       511
Amortization of acquired engineering design and
  technology................................................      407         17        --
Research and development....................................       48        786        --
                                                              -------    -------    ------
  Income (loss) from operations.............................    1,404        590      (511)
Other income (expenses):
  Loss from investment in joint venture.....................       --         --       (93)
  Interest income...........................................      290        192        18
  Interest expense..........................................   (1,159)      (466)     (138)
  Foreign currency transaction losses.......................      (23)       (31)       --
  Other.....................................................       40          4         3
                                                              -------    -------    ------
Income (loss) before provision for income taxes, minority
  interest, elimination of pre-acquisition earnings of
  subsidiary and extraordinary item.........................      552        289      (721)
Provision for income taxes..................................      756      1,205        --
                                                              -------    -------    ------
Loss before minority interest, elimination of
  pre-acquisition earnings of subsidiary and extraordinary
  item......................................................     (204)      (916)     (721)
Minority interest...........................................     (595)      (547)       --
Elimination of pre-acquisition earnings of subsidiary.......       --        (34)       --
                                                              -------    -------    ------
Loss before extraordinary item..............................     (799)    (1,497)     (721)
Extraordinary gain (loss) on extinguishment of debt.........       --       (352)       74
                                                              -------    -------    ------
Net loss....................................................  $  (799)   $(1,849)   $ (647)
                                                              =======    =======    ======
Net loss applicable to common stockholders..................  $(1,572)   $(5,880)   $ (647)
                                                              =======    =======    ======
Basic and dilutive earnings (loss) per common share:
  Before extraordinary item.................................  $ (0.17)   $ (0.61)   $(0.11)
  Extraordinary item........................................       --      (0.04)      .01
                                                              -------    -------    ------
  Net loss per common share.................................  $ (0.17)   $ (0.65)   $(0.10)
                                                              =======    =======    ======
Weighted average shares outstanding.........................    9,495      9,075     6,375
                                                              =======    =======    ======

                See notes to consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                 SERIES B    SERIES C             UNISSUED   ADDITIONAL
                                 PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN     ACCUMULATED
                                   STOCK       STOCK     STOCK     STOCK      CAPITAL       DEFICIT     TOTAL
                                 ---------   ---------   ------   --------   ----------   -----------   ------
Balance at January 1, 1996.....     $--         $--        $6       $ 50       $2,449       $(2,810)    $ (305)
Issuance of common stock.......                             1         --          409            --        410
Issuance for which the proceeds
  were received in 1995 (62,500
  shares)......................     --          --         --        (50)          50            --         --
Exercise of stock options and
  warrants (410,000 shares)....     --          --         --         --          190            --        190
Issuances for services,
  compensation and settlement
  of debt (318,378 shares).....     --          --         --         --          594            --        594
Proceeds received on Regulation
  D offering that closed in
  February 1997................     --          --         --        689           --            --        689
Issuance declared in payment of
  accrued interest on
  convertible debentures
  (84,791 shares)..............     --          --         --         68           --            --         68
Shares to be issued in January
  1998 under terms of a note
  settlement agreement.........     --          --         --         56           --            --         56
Fair value of warrants issued
  in connection with the
  funding of long term debt
  (See Note 1).................     --          --         --         --          460            --        460
Net loss.......................     --          --         --         --           --          (647)      (647)
                                    --          --         --       ----       ------       -------     ------
Balance at December 31, 1996...     $--         $--        $7       $813       $4,152       $(3,457)    $1,515
                                    ==          ==         ==       ====       ======       =======     ======

                See notes to consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                 SERIES B    SERIES C             UNISSUED   ADDITIONAL
                                 PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN     ACCUMULATED
                                   STOCK       STOCK     STOCK     STOCK      CAPITAL       DEFICIT      TOTAL
                                 ---------   ---------   ------   --------   ----------   -----------   -------
Balance at December 31, 1996...    $ --        $ --       $  7     $ 813      $ 4,152       $(3,457)    $ 1,515
Issuance of common stock
  including shares for which
  the proceeds were received in
  1996 (333,400 shares)........      --          --         --      (689)         833            --         144
Exercise of stock options
  (100,000 shares).............      --          --         --        --           60            --          60
Issuance in conversion of
  debentures and related
  accrued interest (1,994,037
  shares)......................      --          --          2       (68)       1,125            --       1,059
Repurchase and cancellation of
  stock warrants originally
  issued in connection with the
  funding of long-term debt in
  1996.........................      --          --         --        --         (170)           --        (170)
Issuance of 3,771,422 shares of
  Series B preferred stock.....       4          --         --        --        3,998            --       4,002
Issuance of 400,000 shares of
  Series C preferred stock.....      --           1         --        --        3,191            --       3,192
Issuance of 707,142 warrants to
  purchase common stock........      --          --         --        --        1,270            --       1,270
Dividends on Series C preferred
  stock........................      --          --         --        --           --           (17)        (17)
Net loss.......................      --          --         --        --           --        (1,849)     (1,849)
                                   ----        ----       ----     -----      -------       -------     -------
Balance at December 31, 1997...    $  4        $  1       $  9     $  56      $14,459       $(5,323)    $ 9,206
                                   ====        ====       ====     =====      =======       =======     =======

                See notes to consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  SERIES B    SERIES C             UNISSUED   ADDITIONAL
                                  PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN     ACCUMULATED
                                    STOCK       STOCK     STOCK     STOCK      CAPITAL       DEFICIT     TOTAL
                                  ---------   ---------   ------   --------   ----------   -----------   ------
Balance at December 31, 1997....     $ 4         $ 1       $ 9       $ 56      $14,459       $(5,323)    $9,206
Issuance of common stock for
  agreements reached in 1995
  (40,179 shares)...............      --          --        --        (56)          56            --         --
Exercise of stock options
  (270,000 shares)..............      --          --        --         --          162            --        162
Cancellation of Series B
  Preferred stock in exchange
  for accounts receivable from
  an affiliate (1,037,736
  shares) (Note 13).............      (1)         --        --         --       (1,099)           --     (1,100)
Issuance of common stock for
  cash (500,000 shares).........      --          --         1         --          740            --        741
Dividends on Series C preferred
  stock.........................      --          --        --         --           --          (397)      (397)
Net loss........................      --          --        --         --           --          (799)      (799)
                                     ---         ---       ---       ----      -------       -------     ------
Balance at December 31, 1998....     $ 3         $ 1       $10       $ --      $14,318       $(6,519)    $7,813
                                     ===         ===       ===       ====      =======       =======     ======

                See notes to consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
Cash flows from operating activities:
  Net loss..................................................  $  (799)  $(1,849)  $  (647)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
    Extraordinary (gain) loss...............................       --       352       (74)
    Minority interest.......................................      595        --        --
    Elimination of pre-acquisition earnings of subsidiary...       --        34        --
    Write-off of acquired research and development..........       --       762        --
    Common stock exchanged for services and interest
     expense................................................       --        30       418
    Loss from investment in joint venture...................       --        --        93
    Deferred tax expense....................................       34        --        --
    Depreciation expense....................................    1,208        45        55
    Amortization expense....................................      407       119        --
    Changes in operating assets and liabilities, net of
     effects of acquisition:
      Accounts receivable...................................   (1,280)     (116)      (57)
      Equipment held for sale...............................   (1,546)       --        --
      Prepaid expenses and other assets.....................      (98)     (344)       (1)
      Accounts payable......................................      148       163      (131)
      Accrued liabilities...................................      203        19        47
      Income taxes payable..................................     (463)      118        --
                                                              -------   -------   -------
         Net cash used in operating activities..............   (1,591)     (667)     (297)
                                                              -------   -------   -------
Cash flows from investing activities:
  Acquisition of remaining 50% interest in OnSite, net of
    cash acquired...........................................       --    (6,609)       --
  Purchase of property and equipment........................   (2,435)      (40)       --
  Investment in OnSite......................................       --    (1,050)   (1,692)
  Proceeds from sale of property and equipment..............       --        --         6
                                                              -------   -------   -------
         Net cash used in investing activities..............   (2,435)   (7,699)   (1,686)
                                                              -------   -------   -------
Cash flows from financing activities:
  Payments on notes payable.................................       --        --       (95)
  Net proceeds from long-term debt and convertible
    debentures..............................................    5,000     6,191     4,055
  Payments on long-term debt................................   (1,590)   (3,000)      (26)
  Payments on capital lease obligations.....................   (1,484)       --        --
  Repurchase of stock warrants..............................       --      (170)       --
  Net proceeds from sale of common stock, preferred stock
    and stock warrants......................................      903     8,668     1,218
  Dividends paid on Series C preferred stock................     (397)       --        --
  Distribution to minority interest.........................     (300)       --        --
                                                              -------   -------   -------
         Net cash provided by financing activities..........    2,132    11,689     5,152
                                                              -------   -------   -------
Net increase (decrease) in cash and cash equivalents........   (1,894)    3,323     3,169
Cash and cash equivalents, beginning of year................    6,686     3,363       194
                                                              -------   -------   -------
Cash and cash equivalents, end of year......................  $ 4,792   $ 6,686   $ 3,363
                                                              =======   =======   =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $ 1,120   $   421   $     5
                                                              =======   =======   =======
  Cash paid for income taxes................................  $ 1,185   $   859   $    --
                                                              =======   =======   =======

                See notes to consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Environmental Safeguards, Inc. (the "Company") provides environmental remediation and hydrocarbon reclamation/recycling services principally to oil and gas companies, using proprietary Indirect Thermal Desorption ("ITD") technology. To date the primary service offered by the Company has been the remediation of soil contaminated by oil based drill cuttings and the subsequent recovery of diesel and synthetic oils which were in the drill cuttings. A substantial portion of the Company's operations to date have been conducted for one customer in Colombia by the Company's 50% owned subsidiary, OnSite Colombia, Inc.

 Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries after elimination of all significant intercompany accounts and transactions (See Note 4).

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

 Concentrations of Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability and international capability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to multinational energy companies operating in the United States and South America. Collateral is generally not required for credit granted. Essentially all of the Company's trade receivables were due from two multinational energy companies for services performed in Colombia and Venezuela. Management believes that all receivables are fully collectible.

 Cash Equivalents

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

 Equipment Held for Sale

     Equipment held for sale represents ITD Units awaiting shipment or held for sale to third parties. Such units are stated at the lower of cost or market and cost is determined based upon specific identification.

                         ENVIRONMENTAL SAFEGUARDS, INC.

 Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of 5 years for ITD Units and 3-5 years for office furniture and equipment, and transportation and other equipment.

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

  Acquired Engineering Design and Technology

     Acquired engineering design and technology represents the intangible value associated with certain proprietary equipment and process designs acquired by the Company in the acquisition of OnSite (See Note 2). This intangible asset is being amortized over an estimated useful life of 8 years using the straight-line method. As of December 31, 1998 and 1997, the accumulated amortization was $424,000 and $17,000, respectively.

  Impairment of Long-Lived Assets

     In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

  Fair Value of Financial Instruments

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

  Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

2. ACQUISITION OF ONSITE TECHNOLOGY, L.L.C.

     Prior to December 17, 1997, the Company held a 50% non-controlling interest in OnSite Technology, L.L.C. ("OnSite"). On December 17, 1997, the Company acquired Parker Drilling Company's 50% interest in OnSite and, accordingly, OnSite became a wholly-owned consolidated subsidiary of the Company. Prior to this transaction, the Company accounted for the investment in OnSite on the equity method. The $8 million

                         ENVIRONMENTAL SAFEGUARDS, INC.

purchase price and the required repayment of $3 million of long-term debt due to a Parker subsidiary was financed through a private placement of Series B convertible preferred stock, Series C preferred stock, senior secured notes, and warrants for shares of the Company's common stock to a third party investor group. This acquisition has been accounted for using the purchase method of accounting and the results of operations of OnSite have been consolidated with the Company's for the year ended December 31, 1997 with a deduction in the consolidated statement of operations for preacquisition earnings attributable to Parker's interest prior to December 17, 1997.

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
                                                                  ======

     The following unaudited summary proforma information presents the consolidated results of operations as if the effective date of the acquisition occurred at the beginning of 1997 and 1996 after giving effect to certain adjustments which include increased depreciation of ITD units, the expensing of acquired research and development and the additional interest expense associated with the financing of the transaction:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1997           1996
                                                              ---------      ---------
                                                                   (IN THOUSANDS)
Service revenue.............................................   $ 6,678        $   730
Loss before extraordinary item..............................   $(2,028)       $(2,454)
Net loss....................................................   $(2,028)       $(2,380)
Net loss available to common stockholders...................   $(2,696)       $(7,153)
Basic and dilutive net loss per common share................   $ (0.30)       $ (1.12)

                         ENVIRONMENTAL SAFEGUARDS, INC.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
ITD Remediation/Recycling Units, including the cost of units currently under construction of $1,638,000 and $1,338,000
  at December 31, 1998 and 1997, respectively...............  $9,369   $7,019
Office furniture and equipment..............................     258       18
Transportation and other equipment..........................     349      111
                                                              ------   ------
                                                               9,976    7,148
  Less accumulated depreciation and amortization............   1,720      862
                                                              ------   ------
                                                              $8,256   $6,286
                                                              ======   ======

     The Company presently contracts with one fabricator for the manufacture of ITD Units and one fabricator for the manufacture of Condensing Units used in the Company's operations. As of December 31, 1998, the Company had 2 ITD Units and 2 Condensing Units in process. Commitments to third parties for completion of these units totaled $707,000 at December 31, 1998. An unexpected disruption of the fabricators' ability to timely deliver ITD Units could cause a delay in the Company's ability to meet future service orders. Should a delay occur, the Company has taken steps to facilitate the placement of orders with alternative fabricators.

4. INVESTMENT IN ONSITE TECHNOLOGY, L.L.C.

     During the year ended December 31, 1996, the Company accounted for its investment in OnSite on the equity method (See Note 2). The following summarized financial information presents the consolidated results of operations of OnSite for the year ended December 31, 1996:

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
                                                                    =====

     In November 1996, OnSite entered into a joint venture, OnSite Colombia, Inc., ("OnSite Colombia") with a group of South American investors. OnSite Colombia was established to provide hydrocarbon contaminated soil reclamation/remediation services in Colombia. OnSite owns a 50% interest in the assets, liabilities, capital and profits of the Investee and, prior to December 17, 1997, OnSite accounted for this investment using the equity method. Effective with the Company's acquisition of the remaining 50% interest in OnSite on December 17, 1997, OnSite and the Company obtained voting control of OnSite Colombia. As a result, subsequent to December 17, 1997, the financial statements of OnSite Colombia are consolidated with those of the Company (See Note 2).

                         ENVIRONMENTAL SAFEGUARDS, INC.

     The following summarized financial information presents the results of operations of OnSite Colombia for the period from inception, November 25, 1996, to December 31, 1996:

                                                               (IN THOUSANDS)
Service revenue.............................................       $ 189
Cost of providing services..................................         145
                                                                   -----
  Gross margin..............................................          44
General and administrative expenses.........................         161
                                                                   -----
Loss before provision for income taxes......................        (117)
Provision for income taxes..................................          22
                                                                   -----
Net loss....................................................       $(139)
                                                                   =====

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
Senior secured notes payable to certain corporate and
  individual investors (the "Investor Notes") funded in
  connection with the Company's acquisition of OnSite and
  subsequent exercise of an option for $5 million of
  additional debt under similar terms. (See Note 2) The
  notes have an original face value of $11 million and are
  carried net of an unamortized discount of approximately
  $586,000 at December 31, 1998. Payments are due in
  quarterly principal installments of $560,000 plus accrued
  interest at a stated rate of prime plus 1.5% per year
  through December 2002. After considering the amortization
  of the discount, the notes bear an effective interest rate that approximates prime plus 9.9% per year. These notes
  are collateralized by all assets of the Company...........  $8,371   $4,961
Less current maturities.....................................   1,735      844
                                                              ------   ------
Long-term debt..............................................  $6,636   $4,117
                                                              ======   ======

     The Investor Notes contain certain covenants, the most restrictive of which requires the Company to maintain positive working capital of at least $2 million and precludes the Company from paying common dividends until the Investor Notes are repaid. Management believes the Company is in compliance with all debt covenants at December 31, 1998.

     The Investor Notes included a commitment by the lenders to provide an additional $5 million supplemental loan under provisions similar to the initial loan provided that the Company remains in compliance with the terms of the initial loan. The Company exercised its option to obtain the $5 million supplemental loan in June 1998. The Investor Notes also include a provision for the Company to issue the lenders warrants to acquire an additional 188,571 shares of the Company's common stock at $0.01 per share if the Investor Notes are not prepaid in full by December 2001.

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

     Following is an analysis of future annual maturities of long-term debt:

YEAR ENDED
DECEMBER 31,                                                   (IN THOUSANDS)
------------                                                   --------------
  1999......................................................       $1,735
  2000......................................................        2,148
  2001......................................................        2,239
  2002......................................................        2,249
                                                                   ------
                                                                   $8,371
                                                                   ======

     During the years ended December 31, 1998, 1997 and 1996, the Company incurred interest charges as follows:

                                                               1998     1997    1996
                                                              ------    ----    ----
                                                                  (IN THOUSANDS)
Interest charged to expense.................................  $1,159    $466    $138
Interest capitalized as construction period interest........     228      --      --
                                                              ------    ----    ----
          Total interest....................................  $1,387    $466    $138
                                                              ======    ====    ====

6. LEASE COMMITMENTS

     During 1997, OnSite Colombia sold and leased back two indirect thermal desorption units. No gain or loss resulted from sale of the first ITD unit and a gain of $172,000 resulted from the sale of the second ITD unit. The gain on sale of the second unit was deferred and is being recognized as a reduction in depreciation expense over the remaining life of the ITD unit. The related leases are being accounted for as capital leases. Amortization of leased assets is included in depreciation and amortization expense. Included in property and equipment in the accompanying consolidated balance sheets at December 31, 1998 and 1997 are the following assets held under capital leases:

                                                               1998      1997
                                                              ------    ------
                                                               (IN THOUSANDS)
Indirect thermal desorption units...........................  $2,028    $2,028
Accumulated amortization....................................    (797)     (391)
                                                              ------    ------
Assets under capital leases, net............................  $1,231    $1,637
                                                              ======    ======

     OnSite Colombia also leases certain equipment and facilities under operating leases. Certain of the leases provide for renewal options; however, only one such lease has an original term of greater than one year. Rental expense for operating leases was $69,000, $52,000 and $7,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

     Minimum lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 1998 are summarized as follows:

YEAR ENDED                                                    CAPITAL    OPERATING
DECEMBER 31,                                                  LEASES      LEASES
------------                                                  -------    ---------
                                                                 (IN THOUSANDS)
     1999...................................................   $685         $27
     2000...................................................     --          14
                                                               ----         ---
Total minimum leases........................................    685         $41
                                                                            ===
Less amount representing interest...........................     37
                                                               ----
Present value of minimum lease payments.....................   $648
                                                               ====

                         ENVIRONMENTAL SAFEGUARDS, INC.

     Included in other current assets at December 31, 1998 and in other assets at December 31, 1997, is $238,000 of restricted cash deposits that secure a letter of credit. Such letter of credit serves as a payment bond on one existing capital lease.

7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Tax on undistributed foreign income.......................  $   176   $   196
Deferred tax assets:
  Net operating loss carryforwards..........................    1,244     1,217
  Foreign tax credit carryforwards..........................      636       301
  Purchased in-process research and development.............      259       259
  Deferred gain on sale of licensing agreement..............       66        66
  Deferred foreign municipal tax............................       26        85
  Other.....................................................       25        26
                                                              -------   -------
          Total deferred tax assets.........................    2,256     1,954
  Valuation allowance for deferred tax assets...............   (2,029)   (1,673)
                                                              -------   -------
                                                                  227       281
                                                              -------   -------
          Net deferred tax assets...........................  $    51   $    85
                                                              =======   =======

     For financial reporting purposes, income before income taxes, minority interest and extraordinary items includes the following components:

                                                             1998      1997     1996
                                                            -------   -------   -----
                                                                 (IN THOUSANDS)
Pretax income (loss):
  United States...........................................  $(1,027)  $(2,011)  $(721)
  Foreign.................................................    1,579     2,300      --
                                                            -------   -------   -----
                                                            $   552   $   289   $(721)
                                                            =======   =======   =====

                         ENVIRONMENTAL SAFEGUARDS, INC.

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                              1998    1997    1996
                                                              ----   ------   ----
                                                                 (IN THOUSANDS)
Current:
  Federal...................................................  $ --   $   --    $--
  Foreign...................................................   722    1,290    --
                                                              ----   ------    --
          Total current.....................................   722    1,290    --
                                                              ----   ------    --
Deferred:
  Federal...................................................    --       --    --
  Foreign...................................................    34      (85)   --
                                                              ----   ------    --
          Total deferred....................................    34      (85)   --
                                                              ----   ------    --
                                                              $756   $1,205    $--
                                                              ====   ======    ==

     The Company consolidates its 50% owned subsidiary, OnSite Colombia, Inc., a Cayman Island company that conducts operations in Colombia. The Cayman Island imposes no income tax on such operations. However, the operations in Colombia are subject to Colombian federal and local taxes. Accordingly, the Company has included in its financial statements the Colombian income tax expense related to such operations. The Company had tax losses in all other foreign and domestic jurisdictions.

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                                              1998     1997     1996
                                                              ----     ----     ----
Federal statutory rate......................................   34%      34%      34%
Foreign (Colombian) income taxes............................  137%     417%      --
Increase in valuation allowance.............................  (34)%    (34)%    (34)%
                                                              ---      ---      ---
                                                              137%     417%       0%
                                                              ===      ===      ===

     At December 31, 1998, for U.S. federal income tax reporting purposes, the Company has approximately $3,659,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire during the years ended December 31, 2001 to 2014. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.

8. STOCKHOLDERS' EQUITY

     The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. Effective December 17, 1997, in connection with the Company's acquisition of OnSite (See Note 2), the board of directors authorized the issuance and sale of up to 5,000,000 shares of Series B convertible preferred stock and up to 400,000 shares of Series C preferred stock.

  Series B Convertible Preferred Stock

     In 1997, the Company issued 3,771,422 shares of $0.001 par value Series B convertible preferred stock for $4,000,000, or $1.05 per share. Dividends are paid at the same rate as common stock based upon the conversion rate. The Series B convertible preferred stock can be converted to common stock at any time at the

                         ENVIRONMENTAL SAFEGUARDS, INC.

option of the holder. The initial rate is 1 common share for each preferred share; however, the conversion rate is subject to adjustments to prevent dilution. The holders of the Series B convertible preferred stock have essentially the same voting rights as the holders of common stock. The Series B convertible preferred stock has a liquidation preference of $1.06 per share plus any unpaid dividends. As discussed in Note 13, the Company canceled 1,037,736 shares of Series B convertible preferred stock in exchange for accounts receivable.

  Series C Preferred Stock

     In 1997, the Company issued 400,000 shares of Series C non-voting preferred stock with a $0.001 per share par value and a $10 per share stated value. The Series C preferred stock carries a quarterly dividend payable in arrears of prime (7.75% at December 31, 1998) plus 1.5% based on the stated value of the stock. The Series C preferred stock is redeemable at the option of the Company at a price of $10 per share plus any unpaid dividends. Proceeds of $4,000,000 from the Series C preferred stock were recorded net of a discount of $809,000, which included related offering costs incurred and the allocation of a portion of the proceeds to the warrants issued to the same investors. The allocation of proceeds between the Series C preferred stock, Investor Notes (See Note 5) and the warrants (see stock warrants below) was based upon relative fair values of the underlying securities. The Series C preferred stock is accreted to its liquidation value over a period of 26 months. The accretion of the Series C preferred stock is deducted from the net loss to derive the net loss applicable to common stockholders in the calculation of earnings per share (See Note 9).

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

     In February 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933. The Company collected cash proceeds of $833,500 for the issuance of 333,400 shares of common stock $(688,500 collected in 1996 and $145,000 in 1997).

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 7% (6% for 1997 and 1996); no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 0.873 (0.698 for 1997 and 1996); and a weighted-average expected life of the options of 5 years.

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

  Stock Option Plan

     The Company has adopted the 1998 Stock Option Plan (the "Option Plan") under which stock options for up to 800,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Option Plan is designed to attract and reward key executive personnel. At December 31, 1998, the Company had granted options for 610,000 of a total of 800,000 shares of common stock reserved for issuance under the Option Plan.

     Stock options granted pursuant to the Option Plan expire not more than ten years from the date of grant and typically vest over two years, with 50% vesting after one year and 50% vesting in the succeeding year. All of the options granted by the Company were granted at an option price equal to the fair market value of the common stock at the date of grant.

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information follows:

                                                            1998      1997      1996
                                                           -------   -------   ------
                                                             (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Proforma net loss........................................  $(1,457)  $(4,676)  $ (647)
Proforma net loss available to common stockholders.......  $(2,230)  $(8,707)  $ (647)
Proforma basic and dilutive loss per share...............  $ (0.23)  $ (0.96)  $(0.10)

                         ENVIRONMENTAL SAFEGUARDS, INC.

     A summary of the Company's stock option activity and related information for the years ended December 31, 1998, 1997 and 1996 follows:

                                                            NUMBER OF
                                                             SHARES
                                                              UNDER     WEIGHTED-AVERAGE
                                                             OPTIONS     EXERCISE PRICE
                                                            ---------   ----------------
Outstanding -- January 1, 1996............................  3,363,542        $1.21
  Granted.................................................         --           --
  Exercised...............................................    (40,000)        0.60
  Forfeited...............................................         --           --
                                                            ---------        -----
  Outstanding -- December 31, 1996........................  3,323,542         1.21
  Granted.................................................  1,598,144         2.82
  Exercised...............................................   (100,000)        0.60
  Forfeited...............................................         --           --
                                                            ---------        -----
  Outstanding -- December 31, 1997........................  4,821,686         1.76
  Granted.................................................    782,718         2.41
  Exercised...............................................   (270,000)        0.60
  Forfeited...............................................   (463,542)        5.00
                                                            ---------        -----
  Outstanding -- December 31, 1998........................  4,870,862        $1.62
                                                            =========        =====
  Exercisable -- December 31,
  1996....................................................  3,323,542        $1.21
  1997....................................................  4,821,686         1.76
  1998....................................................  4,260,862         1.61

     The weighted-average fair value of options granted during the years ended December 31, 1998 and 1997 was $1.74 and $1.77, respectively.

     A summary of outstanding stock options at December 31, 1998, follows:

                                                                          REMAINING
                                                                         CONTRACTUAL
NUMBER OF                                             EXPIRATION DATE    LIFE (YEARS)    EXERCISE PRICE
SHARES --                                             ---------------    ------------    --------------
 Exercisable at December 31, 1998:
 2,490,000   .....................................    November 2005           6.9            $0.60
   602,500   .....................................    March 2007              8.2            $2.50
    25,000   .....................................    November 2007           8.9            $3.75
   970,644   .....................................    December 2007           9.0            $3.00
     1,053   .....................................    January 2008            9.1            $2.38
       800   .....................................    January 2008            9.1            $3.12
       770   .....................................    January 2008            9.1            $3.25
       625   .....................................    January 2008            9.1            $4.00
   169,470   .....................................    April 2008              9.7            $5.00
Non-exercisable at December 31, 1998:
   610,000   .....................................    December 2008..        10.0            $1.69
 ---------
 4,870,862
 =========

                         ENVIRONMENTAL SAFEGUARDS, INC.

  Stock Warrants

     Following is a summary of stock warrant activity:

                                                NUMBER OF       EXERCISE       WEIGHTED
                                                 SHARES          PRICE       AVERAGE PRICE
                                                ---------     ------------   -------------
Warrants outstanding at January 1, 1996.......   370,000      $0.45              $0.45
  Issued......................................   250,000      $2.50              $2.50
  Canceled....................................        --      --                    --
  Exercised...................................  (370,000)     $0.45                 --
                                                --------
  Warrants outstanding at December 31, 1996...   250,000      $2.50              $2.50
  Issued......................................   757,143      $0.01 - $2.50      $0.17
  Canceled....................................  (300,000)     $2.50                 --
  Exercised...................................        --      --                    --
                                                --------
  Warrants outstanding at December 31, 1997...   707,143      $0.01              $0.01
  Issued......................................        --      --                    --
  Canceled....................................        --      --                    --
  Exercised...................................        --      --                    --
                                                --------
  Warrants outstanding at December 31, 1998...   707,143      $0.01              $0.01
                                                ========

     All warrants outstanding at December 31, 1998 and 1997 were issued in connection with the sale of the Company's Series B and Series C preferred stock and the funding of the Investor Notes (See Note 5). The warrants bear an exercise price of $0.01 per share, are currently exercisable, and expire in December 2007.

9. EARNINGS PER SHARE

     For the years ended December 31, 1998, 1997 and 1996, due to the fact that the Company incurred net losses, all common stock equivalents have been excluded from the calculation of earnings per share because their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the common stock equivalents disclosed in Note 8 be included in the calculation of the weighted average shares outstanding for periods in which net income is reported, using the treasury stock method. Following is the reconciliation of net loss to the net loss applicable to common stockholders.

     The Series B convertible preferred stock was deemed to be issued with a beneficial conversion feature because on issuance date, the securities could be converted into shares of the Company's common stock at a substantial discount to the then fair value of the Company's common stock. The beneficial conversion feature was calculated as the difference between the conversion price and the fair value of the common stock on the date of issue, multiplied by the number of shares into which the security is convertible. The beneficial conversion feature is analogous to a dividend to the holders of the Series B convertible preferred shares and is deducted from the net loss available to common stockholders in the calculation of earnings per share.

                                                             1998      1997     1996
                                                            -------   -------   -----
                                                             (IN THOUSANDS)
Net loss..................................................  $  (799)  $(1,849)  $(647)
Less: Beneficial conversion feature Series B preferred
      stock...............................................       --    (3,998)     --
      Series C Preferred stock dividends $(0.9925 per
      share)..............................................     (397)      (17)     --
      Accretion of discount on Series C preferred stock
        (Note 8)..........................................     (376)      (16)     --
                                                            -------   -------   -----
Net loss applicable to common stockholders................  $(1,572)  $(5,880)  $(647)
                                                            =======   =======   =====

                         ENVIRONMENTAL SAFEGUARDS, INC.

10. RESEARCH AND DEVELOPMENT

     During the year ended December 31, 1998 and 1997, expenditures for research and development were $48,000 and $786,000, respectively. Expenditures for the year ended December 31, 1997 included approximately $762,000 of acquired research and development (See Note 2). During the year ended December 31, 1996, all research and development was conducted by OnSite and such expenses are not included separately in the 1996 consolidated financial statements as OnSite was accounted for under the equity method.

11. 401(k) SALARY DEFERRAL PLAN

     The Company has a 401(k) salary deferral plan (the "Plan") which became effective on January 1, 1998, for eligible employees who have met certain service requirements. The Plan does not provide for Company matching or discretionary contributions and, accordingly, the Company recognized no expense under the Plan in 1998.

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

13. RELATED PARTY TRANSACTIONS

     Effective January 1, 1998, the Company entered into a one year, $240,000 per month, remediation and recycling contract (the "Contract") with a corporation that is a significant preferred stockholder (the "Stockholder") and a member of the investment group that funded the Investor Notes (See Note 5). After the Contract was signed, the Stockholder was unable to fully utilize the Company's services and subsequently requested a release. The Company granted the release under the condition that the Stockholder compensate the Company for the six and one-half months of service. To fulfill its obligation, the Stockholder agreed that in addition to $460,000 of payments that had been made, the Stockholder would surrender 1,037,736 shares of Series B preferred stock in satisfaction of the remaining $1,100,000 receivable on the Company's books. The total revenue recognized under this contract during 1998 was $1,560,000.

     During December 1998, the Company formed a joint company, OnSite Arabia, Inc. with an investor group for the purpose of providing environmental remediation in the Arabian Gulf region. The Company sold an ITD unit to the newly formed joint company and recognized a gain to the extent proceeds received exceeded the Company's proportional basis in the asset.

     The Company and OnSite share office facilities and certain employees. Shared costs are generally specifically identified by company; however, certain costs must be allocated based upon management's estimates. The operations of the Company and OnSite were consolidated for the year ended December 31, 1998 and combined in a manner described in Note 4 during the year ended December 31, 1997. However, during the period from January 1, 1997 through December 17, 1997 and the year ended December 31, 1996, 50% of OnSite's operations were attributable to Parker, the former owner of a 50% interest in OnSite.

                         ENVIRONMENTAL SAFEGUARDS, INC.

14. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION

     The Company currently operates in the environmental remediation and hydrocarbon reclamation/ recycling services. Substantially all revenues result from the sale of services using the Company's ITD units. The Company's reportable segments under FAS No. 131 are based upon geographic area and all intercompany revenue and expenses are eliminated in computing revenues and operating income (loss).

     A significant portion of the Company's foreign operations were conducted by the Company's 50% owned joint company in Colombia. The Company's Colombian and Venezuelan subsidiaries operate with the U.S. dollar as their functional currency and, accordingly, no cumulative translation adjustment is presented in the accompanying balance sheet.

     The corporate component of operating income (loss) represents corporate general and administrative expenses. Corporate assets include cash and cash equivalents, and restricted cash investments.

     Following is a summary of segment information:

                                                            1998      1997      1996
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Service Revenue:
  United States..........................................  $ 2,708   $   246   $   --
  Latin America..........................................    7,964     6,432       --
                                                           -------   -------   ------
          Total service revenue..........................  $10,672   $ 6,678   $   --
                                                           =======   =======   ======
Depreciation and Amortization:
  United States..........................................  $   851   $   139   $   55
  Latin America..........................................      764        25       --
                                                           -------   -------   ------
          Total depreciation and amortization............  $ 1,615   $   164   $   55
                                                           =======   =======   ======
Income From Operations:
  United States..........................................  $   140   $(1,418)  $   --
  Latin America..........................................    1,814     2,496       --
  Corporate..............................................     (550)     (488)    (511)
                                                           -------   -------   ------
          Total income (loss) from operations............  $ 1,404   $   590   $ (511)
                                                           =======   =======   ======
Assets:
  United States..........................................  $ 8,474   $ 8,041   $1,981
  Latin America..........................................    6,221     5,751       --
  Middle East............................................    1,150        --       --
  Corporate..............................................    4,319     4,506    3,487
                                                           -------   -------   ------
          Total assets...................................  $20,164   $18,298   $5,468
                                                           =======   =======   ======
Capital Expenditures:
  United States..........................................  $   959   $    40   $   --
  Latin America..........................................      326        --       --
  Middle East............................................    1,150        --       --
                                                           -------   -------   ------
          Total capital expenditures.....................  $ 2,435   $    40   $   --
                                                           =======   =======   ======

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                                            1998      1997      1996
                                                           -------   -------   ------
Number of Customers:
  United States..........................................        1         1       --
  Latin America..........................................        2         1       --
                                                           -------   -------   ------
                                                                 3         2       --
                                                           =======   =======   ======

     Prior to December 17, 1997, OnSite Colombia was treated as an equity investment (See Note 2). During the years ended December 31, 1998 and 1997, the Company's largest customer accounted for 71% and 96% of service revenue, respectively.

15. NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company engaged in certain non-cash investing and financing activities as follows:

                                                            1998      1997      1996
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
One-half interest in an ITD Unit received in exchange for
  minority interest in a subsidiary......................  $ 1,150   $    --   $   --
ITD Unit transferred to inventory........................      407        --       --
Series B preferred stock repurchased in exchange for
  accounts receivable....................................    1,100        --       --
Conversion of debentures to common stock, net of deferred
  offering costs.........................................       --       889       --
Assumption of liabilities upon acquisition of OnSite
  Technology, L.L.C. (Includes $607 minority interest in
  OnSite Colombia, Inc.).................................       --     2,484       --
Deferred gain offset in acquisition of OnSite............       --       193       --
Investment in the Joint Venture company in exchange for
  an all-inclusive license for ITD technology............       --        --      203
Converted short-term notes and accrued liabilities to
  common stock...........................................       --        --      276