Form 10-Q
period 1999-03-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1999-05-12
CIK 1017616

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

          For the Quarterly Period Ended: March 31, 1999

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

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         At May 7, 1999, there were 10,105,944 shares of common stock, $.001 par value, outstanding.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998

          Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998

          Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1999 and 1998

          Selected Notes to Consolidated Condensed Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                                     Part II
                                OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

                                     PART I


ITEM 1.  Financial Statements

         The information required by this Item 1 is included in this report as set forth in the "Index to Financial Statements" on page F-1.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   ----------



                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

                         ENVIRONMENTAL SAFEGUARDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                              MARCH 31,           DECEMBER 31,
                                                1999                  1998
ASSETS                                       (UNAUDITED)             (NOTE)
                                             -----------          ------------
Current assets:
  Cash and cash equivalents                     $ 3,935              $ 4,792
  Accounts receivable                             3,955                1,734
  Equipment held for sale                         1,953                1,953
  Prepaid expenses                                  301                  273
  Deferred taxes                                     50                   51
  Other assets                                       35                  270
                                                -------              -------
    Total current assets                         10,229                9,073

Property and equipment, net                       9,352                8,256
Acquired engineering design and
  technology, net                                 2,732                2,835
                                                -------              -------
      Total assets                              $22,313              $20,164
                                                =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt             $ 2,077              $ 1,735
  Current portion of capital lease
    obligation                                      279                  648
  Accounts payable                                1,475                  628
  Accrued liabilities                             1,050                  569
  Income taxes payable                              -                     62
                                                -------             -------
    Total current liabilities                     4,881                3,642

Long-term debt                                    5,866                6,636

Minority interest                                 3,516                2,073

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible;
    voting, $.001 par value (aggregate
    liquidation value - $2,897,700);
    5,000,000 shares authorized; 2,733,686
    shares issued and outstanding                     3                    3
  Preferred stock; Series C non-conver-
    tible, non-voting, cumulative; $.001 par
    value (aggregate liquidation value -
    $4,000,000); 400,000 shares authorized,
    issued and outstanding                            1                    1
  Common stock; $.001 par value;  50,000,000
    shares authorized; 10,092,944 and
    10,092,444 shares issued and outstanding
    at March 31, 1999 and December 31, 1998,
    respectively
                                                      10                  10
  Additional paid-in capital                      14,318              14,318
  Accumulated deficit                             (6,282)             (6,519)
                                                 -------             -------
    Total stockholders' equity                     8,050               7,813
                                                 -------             -------
      Total liabilities and stockholders'
        equity                                   $22,313             $20,164
                                                 =======             =======


Note: The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ----------
                      (In thousands, except share amounts)


                                                           Three Months
                                                          Ended March 31,
                                                       ---------------------
                                                        1999          1998
                                                       -------       -------

Service revenue                                        $ 4,210       $ 2,569
Cost of providing services                               2,018         1,181
                                                       -------       -------
  Gross margin                                           2,192         1,388

Selling, general and administrative
  expenses                                                 865           879
Amortization of acquired engineering design
  and technology                                           102           102
Research and development                                    15           -
                                                       -------       -------
    Income from operations                               1,210           407

Other income (expenses):
  Interest income                                           51            89
  Interest expense                                        (278)         (322)
  Foreign currency transaction losses                       (5)          -
  Other                                                    -               9
                                                       -------       -------
Income before provision for income taxes
  and minority interest                                    978           183

Provision for income taxes                                 356           273
                                                       -------       -------
Income (loss) before minority interest                     622           (90)

Minority interest                                         (293)         (171)
                                                       -------       -------
Net income (loss)                                      $   329       $  (261)
                                                       =======       =======

Net income (loss) available to common
  stockholders                                         $   142       $  (454)
                                                       =======       =======
Basic earnings (loss) per common share                 $  0.01       $ (0.05)
                                                       =======       =======
Weighted average number of basic common
  shares outstanding                                    10,092         9,322
                                                       =======       =======
Diluted earnings (loss) per common share               $  0.01       $ (0.05)
                                                       =======       =======
Weighted average number of diluted common
  shares outstanding                                    14,934         9,322
                                                       =======       =======

                             See accompanying notes.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   ----------
                                 (In thousands)

                                                              Three Months
                                                             Ended March 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------

Cash flows from operating activities:
  Net income (loss)                                        $   329    $  (261)
  Adjustment to reconcile net income (loss)
    to net cash provided (required) by
    operating activities:                                      570       (502)
                                                           -------    -------
          Net cash provided (required) by
            operating activities                               899       (763)
                                                           -------    -------
Cash flows from investing activities:
  Purchase of property and equipment                          (867)      (417)
                                                           -------    -------
Cash flows from financing activities:
  Payments on long-term debt                                  (428)      (240)
  Payments on capital leases                                  (369)      (230)
  Dividends on Series C preferred stock                        (92)       (97)
                                                           -------    -------
          Net cash required by financing activities           (889)      (567)
                                                           -------    -------
Net decrease in cash and cash equivalents                     (857)    (1,747)

Cash and cash equivalents, beginning of period               4,792      6,686
                                                           -------    -------
Cash and cash equivalents, end of period                   $ 3,935    $ 4,939
                                                           =======    =======
Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $   283    $   277
                                                           =======    =======
  Cash paid for income taxes                               $   421    $   328
                                                           =======    =======


                             See accompanying notes.

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

1.     Interim Financial Statements

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


2.     Comprehensive Income

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


3.     Non-Cash Investing and Financing Activities

       During the quarter ended March 31, 1999 the Company engaged in certain non-cash investing and financing activities and other non-cash transactions. In one transaction, the Company received an interest in an ITD Unit valued at $1,150,000 in exchange for increased minority interest in a subsidiary. In a second transaction, the Company transferred $545,000 net ITD Unit costs from property and equipment to equipment held for sale.


                                    Continued
                                       F-4

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

4.     Income Taxes

       The Company consolidates its foreign subsidiaries which have produced taxable income in the jurisdictions in which they operate (primarily in Colombia and Venezuela in 1999 and Colombia in 1998). The Company has provided deferred tax valuation allowances for cumulative net operating tax losses in all jurisdictions, including the United States, in which net operating losses may not be realized. The difference between the federal statutory income tax rate and the Company's effective income tax rate is primarily attributed to foreign income taxes and changes in valuation allowances for deferred tax assets related to U.S. net operating losses.


5.     Earnings Per Share

       Basic earnings per common share are based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for 1998 since it would have resulted in an antidilutive effect.

       The following table sets forth the computation of basic and diluted earnings per share:
                                                             March 31,
                                                        1999           1998
                                                      --------       --------
                                                       (In thousands)

       Numerator:
         Net income (loss)                            $    329       $   (261)
         Series C preferred stock dividends                (93)           (99)
         Accretion of discount on Series C
           preferred stock                                 (94)           (94)
                                                      --------       --------

         Numerator for basic earnings per
           share-income available to common
           stockholders                                    142           (454)

         Numerator for diluted earnings per
           share-income available to common
           stockholders after assumed conversions          142           (454)


                                    Continued
                                       F-5

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

5.     Earnings Per Share, continued

       Denominator:
         Denominator for basic earnings per
           share-weighted average shares               10,092          9,322

         Effect of dilutive securities:
           Employee stock options                       1,406           -
           Warrants                                       702           -
           Convertible Series B preferred stock         2,734           -
                                                     --------       --------

         Dilutive potential common shares               4,842           -
                                                     --------       --------

         Denominator for diluted earnings per
           share-adjusted weighted average
           shares and assumed conversions            $ 14,934       $  9,322
                                                     ========       ========

       Basic earnings per share                      $   0.01       $  (0.05)
                                                     ========       ========

       Diluted earnings per share                    $   0.01       $  (0.05)
                                                     ========       ========

6.     Segment, Geographic and Major Customers Information

       The Company currently operates in the environmental remediation and hydrocarbon reclamation/recycling services. Substantially all revenues result from the sale of services using the Company's ITD units. The Company's reportable segments under FAS No. 131 are based upon geographic area and all intercompany revenue and expenses are eliminated in computing revenues and operating income (loss).

       A significant portion of the Company's foreign operations were conducted by the Company's 50% owned subsidiary in Colombia. The Company's Colombian and Venezuelan subsidiaries operate with the U.S. dollar as their functional currency and, accordingly, no cumulative translation adjustment is presented in the accompanying balance sheet.

       The corporate component of operating income (loss) represents corporate general and administrative expenses. Corporate assets include cash and cash equivalents, and restricted cash investments.

       Following is a summary of segment information:


                                    Continued
                                       F-6

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------


6.     Segment, Geographic and Major Customers Information, continued

                                              1999              1998
                                            --------          --------
                                                  (In thousands)

       Service Revenue:
         United States                      $  1,150          $    723
         Latin America                         3,060             1,846
                                            --------          --------

           Total service revenue            $  4,210          $  2,569
                                            ========          ========


       Income From Operations:
         United States                      $    219          $     51
         Latin America                         1,068               440
         Corporate                               (77)              (84)
                                            --------          --------

           Total income from operations     $  1,210          $    407
                                            ========          ========


       Assets:
         United States                      $  9,725          $  7,947
         Latin America                         7,789             8,499
         Middle East                           2,300              -
         Corporate                             2,499             3,718
                                            --------          --------

           Total assets                     $ 22,313          $ 20,164
                                            ========          ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Report. See, Financial Statements.

Information Regarding and Factors Affecting Forward-looking Statements

         The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-Q are forward-looking statements. Words such as "expects", "anticipates","estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the ability of the Company to attain widespread market acceptance of its technology; the ability of the Company to obtain acceptable forms and amounts of financing to fund planned expansion; the demand for, and price level of, the Company's services; competitive factors; the actual useful life of the Company's ITD Units; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; the effect of business interruption due to political unrest; the foreign exchange fluctuation risk; and the ability of the Company to maintain acceptable utilization rates on its equipment. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

Overview

         The Company is engaged in the development, production and sale of environmental reclamation and recycling technologies and services. Substantially all of the Company's technologies and services are provided through its subsidiary, OnSite Technology, L.L.C., ("OnSite") and the Company is devoting substantially all of its efforts to the development of markets for OnSite's services. The Company is currently providing reclamation and recycling services to companies engaged in land-based oil and gas exploration, and other industrial applications.

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

         The Company has focused essentially all of its attention on its now wholly owned business operations in OnSite. OnSite was formed as a means for assembling the capital necessary to build and improve the ITD Units and to generate market awareness and acceptance of ITD technology. The Company expects that a substantial portion of its revenues will continue to be generated from international major oil and gas industry participants, as well as from other industrial applications.

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

         In December, 1998, OnSite formed a 50/50 joint venture company, OnSite Arabia, Inc., ("OnSite Arabia"), to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in the Arabian Gulf region.

         In April, 1999, OnSite formed OnSite Environmental U.K., Ltd., a 100% owned subsidiary, for operations in the Aberdeen, Scotland area.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS -- QUARTERS ENDED MARCH 31, 1999 AND 1998

     Summary. For the quarter ended March 31, 1999, the Company generated a net income of $329,000, as compared to a loss of $(261,000) during the comparative quarter in 1998. The $590,000 increase in profitability was primarily due to higher gross profits in Colombia and Venezuela, and the gross margin realized with the sale of an ITD system to the Company's 50%-owned subsidiary, OnSite Arabia, Inc.

     Revenues and Gross Margin. Service revenue of $4.2 million for 1999 generated a $2.2 million gross margin (52% of revenue) as compared to service revenue of $2.6 million for 1998 which generated a $1.4 million gross margin (54% of revenue). Four ITD systems were in operation during each comparative quarter: three in Colombia and one in Venezuela in 1999, and three in Colombia and one in Louisiana in 1998. The $1.6 million increase in 1999 service revenue was due to increased revenue per unit in Colombia, combined with the sale of an ITD system to a 50%-owned subsidiary. The 2% lower gross margin percentage was primarily due to a slightly higher cost profile for the ITD system operating in Venezuela as compared to the unit that operated in Louisiana during 1998.

     Selling, General and Administrative (SGA") Expense. SGA expense for each comparative quarter remained consistent at approximately $865,000 which is indicative of a leveling off of SGA expense at the Company's present level of service revenue.

     Amortization of Engineering Design and Developed Technology. This expense represents the amortization of Engineering Design and Developed Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8 year estimated economic life.

     Interest Income. During 1999 and 1998, the Company earned interest income from temporarily invested working capital which was obtained from the long-term debt issued in December 1997 and June 1998. Reduced interest income for 1999 was primarily due to lower average daily cash balances available to invest in short term interest-bearing securities.

     Interest Expense. The decrease in 1999 interest expense is primarily due to capitalization of construction period interest related to certain ITD Units under construction. Interest expense for both quarters related to the debt incurred to fund the Company's December 1997 purchase of Parker's 50% interest in OnSite. Interest expense for both quarters included amortization of debt issuance costs of $122,000.

     Income taxes. The Company's reported tax provision in 1999 related to foreign income taxes incurred by OnSite Colombia, a 50% owned consolidated subsidiary of OnSite, and by OnSite Venezuela, a wholly owned subsidiary. (During 1998 the tax provision was solely due to OnSite Colombia).The Company has incurred net operating losses ("NOLs") in the U.S. in recent years, which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in Colombia have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of these deferred tax assets. The Company is implementing tax planning strategies, which if successful, may result in the Company recognizing these deferred tax assets in future periods, which could reduce the Company's effective tax rate. There can be no assurance that the NOLs and foreign tax credits will be realized.

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

     The Company has and will continue to make capital expenditures for ITD Units, and at March 31, 1999, had commitments of approximately $190,000 remaining to complete the remaining two ITD Units currently under construction. Substantially all of the Company's expenditures for property and equipment during the quarter ended March 31, 1999 were for the construction of ITD Units. The Company plans to finance additional future ITD Units through a combination of surplus operating cash flows, additional third party sale leaseback transactions, bank term financing, and potentially an additional sale of equity. There can be no assurances that the Company will be able to obtain this additional financing.

     The Company expects that existing cash reserves, cash flows from operations and potentially available financing for additional ITD Units will be sufficient to cover the Company's cash requirements for 1999. However, there can be no assurance that existing sources of cash will cover the Company's 1999 cash flow requirements.

Impact of Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using"00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities.

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



                                   PART II

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


                                          ENVIRONMENTAL SAFEGUARDS, INC.

Date: May 11, 1999                       By: /s/ James S. Percell
                                              ----------------------------------
                                              James S. Percell, President


Date: May 11, 1999                      By:  /s/ Ronald L. Bianco
                                              ----------------------------------
                                              Ronald L. Bianco,
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


                       EX-27 -- Financial Data Schedule