Form 10-Q
period 1999-06-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1999-08-10
CIK 1017616

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended: June 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At August 9, 1999, 10,105,944 shares of common stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]       No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.


                                    CONTENTS


PART I -- FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of June 30, 1999
                 and December 31, 1998

                 Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and 1998

                 Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1999 and 1998

                 Selected Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 2.          Changes in Securities

Item 4.          Submission of Matters to a Vote of Security Holders

Item 6.          Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I -- FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                  ------------

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        For the three months and six months ended June 30, 1999 and 1998
                                  (Unaudited)

                         ENVIRONMENTAL SAFEGUARDS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                  ------------

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               JUNE 30,
                                                                                1999              DECEMBER 31,
ASSETS                                                                       (UNAUDITED)              1998
                                                                             -----------          ------------
Current assets:
  Cash and cash equivalents                                                     $ 2,800               $ 4,792
  Accounts receivable                                                             1,615                 1,734
  Equipment held for sale                                                         1,953                 1,953
  Prepaid expenses                                                                  563                   273
  Deferred income taxes                                                              45                    51
  Other current assets                                                              131                   270
                                                                                -------               -------

    Total current assets                                                          7,107                 9,073

Property and equipment, net                                                       9,542                 8,256
Acquired engineering design and
  technology, net                                                                 2,630                 2,835
                                                                                -------               -------

      Total assets                                                              $19,279               $20,164
                                                                                =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                             $ 1,824               $ 1,735
  Current portion of capital lease
    obligation                                                                     -                      648
  Accounts payable                                                                  669                   628
  Accrued liabilities                                                               708                   569
  Income taxes payable                                                               75                    62
                                                                                -------               -------

    Total current liabilities                                                     3,276                 3,642

Long-term debt, net of current portion                                            5,406                 6,636
Minority interest                                                                 3,381                 2,073

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting,
    $.001 par value (aggregate liquidation
    value - $2,897,700); 5,000,000 shares
    authorized; 2,733,686 shares issued and
    outstanding                                                                       3                     3
  Preferred stock; Series C non-conver-
    tible, non-voting, cumulative; $.001 par
    value (aggregate liquidation value -
    $4,000,000); 400,000 shares authorized,
    issued and outstanding                                                            1                     1
  Common stock; $.001 par value;  50,000,000
    shares authorized; 10,105,944 and
    10,092,444 shares issued and outstanding
    at June 30, 1999 and December 31, 1998,
    respectively                                                                     10                    10
  Additional paid-in capital                                                     14,326                14,318
  Accumulated deficit                                                            (7,124)               (6,519)
                                                                                -------               -------

    Total stockholders' equity                                                    7,216                 7,813
                                                                                -------               -------

      Total liabilities and stockholders'
        equity                                                                  $19,279               $20,164
                                                                                =======               =======




             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  ------------

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 THREE MONTHS                  SIX MONTHS
                                                                ENDED JUNE 30,               ENDED JUNE 30,
                                                              ------------------           ------------------
                                                               1999           1998          1999           1998
                                                              -------        -------       -------        -------
Service revenue                                               $ 2,083        $ 2,297       $ 6,293        $ 4,866
Cost of providing services                                      1,101          1,122         3,119          2,303
                                                              -------        -------       -------        -------

  Gross margin                                                    982          1,175         3,174          2,563

Selling, general and administrative
  expenses                                                        965            841         1,830          1,720
Amortization of acquired engineering design
  and technology                                                  102            102           204            204
Research and development                                           62           -               77            -
                                                              -------        -------       -------        -------

    Income (loss) from operations                                (147)           232         1,063            639

Other income (expenses):
  Interest income                                                  39             44            90            133
  Interest expense                                               (323)          (293)         (601)          (615)
  Other                                                            16              9            11             18
                                                              -------        -------       -------        -------

Income (loss) before provision for income
  taxes and minority interest                                    (415)            (8)          563            175

Provision for income taxes                                        168            162           524            435
                                                              -------        -------       -------        -------

Income (loss) before minority interest                           (583)          (170)           39           (260)

Minority interest                                                (165)           (54)         (458)          (225)
                                                              -------        -------       -------        -------

Net loss                                                      $  (748)       $  (224)      $  (419)       $  (485)
                                                              =======        =======       =======        =======

Net loss available to common stockholders                     $  (936)       $  (417)      $  (793)       $  (871)

Basic and dilutive loss per common share                      $ (0.09)       $ (0.04)      $ (0.08)       $ (0.09)
                                                              =======        =======       =======        =======

Weighted average shares outstanding                            10,105          9,329        10,099          9,326





             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  ------------

                                 (IN THOUSANDS)

                                                                                         SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                                     ------------------
                                                                                      1999             1998
                                                                                     -------          -------
Cash flows from operating activities:
  Net loss                                                                           $  (419)         $  (485)
  Adjustment to reconcile net loss to net
    cash provided (used) by operating
    activities:                                                                        2,634              383
                                                                                     -------          -------

          Net cash provided (used) by
            operating activities                                                       2,215             (102)
                                                                                     -------          -------

Cash flows from investing activities:
  Purchases of property and equipment                                                 (1,940)          (2,793)
                                                                                     -------          -------

Cash flows from financing activities:
  Proceeds from long-term debt                                                          -               5,000
  Payments on long-term debt                                                          (1,141)            (513)
  Payments on capital lease obligation                                                  (648)            (302)
  Net proceeds from sale of common stock                                                   8             (124)
  Dividends on Series C preferred stock                                                 (186)            (195)
  Dividend to minority interest partners                                                (300)            (300)
                                                                                     -------          -------
          Net cash provided (used) by
            financing activities                                                      (2,267)           3,566
                                                                                     -------          -------
Net increase (decrease) in cash and
  cash equivalents                                                                    (1,992)             671

Cash and cash equivalents, beginning of period                                         4,792            6,686
                                                                                     -------          -------

Cash and cash equivalents, end of period                                             $ 2,800          $ 7,357
                                                                                     =======          =======





             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    GENERAL

      The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Environmental Safeguards, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

      In the opinion of management, the unaudited consolidated condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.


2.    COMPREHENSIVE INCOME

      The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive income (loss) and net earnings (loss) for the three months and six months ended June 30, 1999 and 1998.


3.    NON-CASH INVESTING ACTIVITIES

      In two separate transactions, one in 1998 and another in 1999, the Company contributed $1,150,000 in Indirect Thermal Descorption ("ITD") Unit value to its 50/50 joint company in Arabia. In addition, also in two separate transactions, one in 1998 and another in 1999, the Company transferred ITD Unit cost of $1,090,000 from property and equipment to equipment held for sale.

                                     Continued

                        ENVIRONMENTAL SAFEGUARDS, INC.
        SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 ------------

4.    INCOME TAXES

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided deferred tax valuation allowances for cumulative net operating tax losses to the extent that the net operating losses may not be realized. The difference between the federal statutory income tax rate and the Company's effective income tax rate is primarily attributed to foreign income taxes and changes in valuation allowances for deferred tax assets related to U.S. net operating losses.


5.    EARNINGS PER SHARE

      The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and six months ended June 30, 1999 and 1998 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 8,298,191 shares at June 30, 1999) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is the reconciliation of net loss to the net loss available to common stockholders:



                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                        1999          1998            1999          1998
                                                      --------      --------        --------      --------
                                                        (IN THOUSANDS)                (IN THOUSANDS)
        Net loss                                      $   (748)     $   (224)       $   (419)     $   (485)
        Series C preferred stock dividends                 (94)          (99)           (186)         (198)
        Accretion of discount on Series C
          preferred stock                                  (94)          (94)           (188)         (188)
                                                      --------      --------        --------      --------
        Net loss available to common
          stockholders                                $   (936)     $   (417)       $   (793)     $   (871)
                                                      ========      ========        ========      ========





                                   Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                   SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 ------------

6.    SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION

      The Company currently operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenues result from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses are eliminated in computing revenue and income (loss) from operations.

      A significant portion of the Company's foreign operations were conducted by the Company's 50% owned subsidiary in Colombia. The Company's Colombian and Venezuelan subsidiaries utilize the U.S. dollar as their functional currency. Accordingly, no cumulative translation adjustment is presented in the accompanying balance sheet.

      Corporate income (loss) from operations represents corporate general and administrative expenses. Corporate assets include cash and cash equivalents.

      Following is a summary of segment information:


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                 -------------------             -------------------
                                                   1999            1998            1999            1998
                                                 --------        --------        --------        --------
                                                    (IN THOUSANDS)                  (IN THOUSANDS)
      Service Revenue:
        United States                            $   -           $    522        $  1,150        $  1,245
        United Kingdom                                 65            -                 65            -
        Latin America                               2,018           1,775           5,078           3,621
                                                 --------        --------        --------        --------

          Total service revenue                  $  2,083        $  2,297        $  6,293        $  4,866
                                                 ========        ========        ========        ========



      Income (Loss) From Operations:
        United States                            $   (417)       $     51        $   (197)       $    102
        United Kingdom                                (43)           -                (56)           -
        Latin America                                 458             265           1,538             787
        Corporate                                    (145)            (84)           (222)           (250)
                                                 --------        --------        --------        --------

          Total income from
            operations                           $   (147)       $    232        $  1,063        $    639
                                                 ========        ========        ========        ========





                                   Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
         SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 ------------

6.    SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION, CONTINUED

                                                                                      AS OF JUNE 30,
                                                                                 ------------------------
                                                                                   1999            1998
                                                                                 --------        --------
                                                                                    (IN THOUSANDS)
      Assets:
        United States                                                            $  7,638        $  8,676
        United Kingdon                                                              1,771            -
        Latin America                                                               6,061           7,408
        Middle East                                                                 2,300            -
        Corporate                                                                   1,509           6,653
                                                                                 --------        --------

          Total assets                                                           $ 19,279        $ 22,737
                                                                                 ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited consolidated condensed financial statements of Environmental Safeguards, Inc. (the "Company") as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Overview

         The Company is engaged in the development, production and sale of environmental reclamation and recycling technologies and services. Substantially all of the Company's technologies and services are provided through its subsidiary, OnSite Technology, L.L.C., ("OnSite"). Accordingly, the Company is devoting substantially all of its efforts to the development of markets for OnSite's services. The Company is currently providing reclamation and recycling services to companies engaged in land-based oil and gas exploration and other industrial applications.

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

         In December, 1997, the Company acquired the remaining 50% interest in OnSite from Parker Drilling Co. giving the Company complete control of the ITD technology owned by OnSite, and providing the Company with a wholly-owned operating subsidiary that forms the cornerstone of the Company's operations.

         The Company continues to focus essentially all of its attention on its wholly-owned business operations in OnSite. OnSite was formed as a means for assembling the capital necessary to build and improve the ITD Units and to generate market awareness and acceptance of ITD technology. The Company expects that a substantial portion of its revenues will be derived from major international oil and gas industry participants, as well as from other industrial applications.

         In November 1996, OnSite formed a 50/50 joint company, OnSite Colombia, Inc. ("OnSite Colombia") with a group of South American investors. OnSite Colombia was established to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in Colombia.

         In January, 1998, OnSite Venezuela, Inc. ("OnSite Venezuela"), OnSite's wholly-owned subsidiary, commenced operations to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in Venezuela.

         In December, 1998, OnSite formed a 50/50 joint venture company, OnSite Arabia, Inc.,

("OnSite Arabia"), to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in the Arabian Gulf region.

         In April, 1999, OnSite formed OnSite Environmental U.K., Ltd., a wholly-owned subsidiary, for operations in Scotland which commenced in June, 1999.

         In July, 1999, OnSite Mexico, LLC, a wholly-owned subsidiary of OnSite, commenced operations.

Quarterly Fluctuations

         The Company's revenues may be affected by the timing and deployment of ITD Units to customer drilling sites under existing contracts and by the timing of obtaining new service contracts. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

Results of Operations

Comparison of Operating Results -- Quarters Ended June 30, 1999 and 1998

         Summary. For the quarter ended June 30, 1999, the Company incurred a net loss of $748,000, as compared to a loss of $224,000 during the comparative quarter in 1998. The $524,000 increase in loss was primarily due to a combination of lower gross margin due to contract mix, slightly lower ITD systems in operation (see below), and startup expenses incurred in connection with the Middle East and Scotland operations, partially offset by stronger gross profit in the Colombia operations.

         Revenue and Gross Margin. Service revenue of $2.1 million for 1999 generated a $1.0 million gross margin (47.1% of revenue) as compared to service revenue of $2.3 million for 1998 which generated a $1.2 million gross margin (51.2% of revenue). An average of 3.4 ITD systems were in operation during the second quarter of 1999, with three units operating in Colombia and fractional-months' operations in Venezuela and Scotland. During the comparable quarter of 1998, four ITDs were in operation; three in Colombia and one in Louisiana. The 4.1% lower gross margin percentage was mainly due to a higher cost profile for the ITD system operating in Venezuela.

         Selling, General and Administrative ("SGA") Expense. The increase in SGA expense was primarily due to increased marketing efforts in Scotland, Mexico, the Middle East and Venezuela.

         Amortization of Acquired Engineering Design and Technology. This expense represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8 year estimated economic life.

         Interest Income. During 1999 and 1998, the Company earned interest on temporarily invested working capital. Reduced interest income for 1999 was primarily due to lower average daily cash balances available to invest in short term interest-bearing securities.

         Interest Expense. Interest expense for both quarters included amortization of debt issuance costs of $122,000 and interest related to the Company's financing arrangements. Interest expense increased as a result of the increase in debt outstanding compared to the quarter ended June 30, 1998.

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

Comparison of Operating Results -- Six Months Ended June 30, 1999 and 1998

         Summary. For the six months ended June 30, 1999, the Company incurred a net loss of $419,000 as compared to a loss of $485,000 for the comparative six months in 1998. The $66,000 reduction in net loss was primarily due to higher gross profits in the Company's Colombian and Venezuelan operations, in addition to the gross margin realized with the sale of an ITD system to a 50%-owned subsidiary.

         Revenue and Gross Margin. Service revenue of $6.3 million for 1999 produced a $3.2 million gross margin (50.4% of revenue) as compared to service revenue of $4.9 million for 1998 which generated a $2.6 million gross margin (52.7% of revenue). An average of 3.8 ITD systems were in operation during the first six months of 1999; three in Colombia and fractional-months' operations in Venezuela and Scotland, while during the comparable period of 1998, the Company operated four ITDs; three units in Colombia and one in Louisiana. The slight decline in number of ITDs in service was more than offset by the gross margin realized with the 1999 sale of an ITD system to the Company's 50%-owned subsidiary, OnSite Arabia. The 2.3% lower gross margin percentage was primarily due to a higher cost profile for the ITD system operating in Venezuela.

         Selling, General and Administrative (SGA") Expense. The 6% increase in SGA for 1999 is largely due to increased marketing efforts in Scotland, Mexico, the Middle East and Venezuela.

         Amortization of Acquired Engineering Design and Technology. This expense represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8 year estimated economic life.

         Interest Income. During 1999 and 1998, the Company earned interest on temporarily invested working capital. Reduced interest income for 1999 was primarily due to lower average daily cash balances available to invest in short term interest-bearing securities.

         Interest Expense. The slight decrease in 1999 interest expense is primarily due to capitalization of construction period interest related to certain ITD Units under construction. Interest expense for both six month periods included amortization of debt issuance costs of $244,000.

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

Liquidity and Capital Resources

         During 1996 and 1997, the Company raised additional debt and equity capital to fund current operations, support the construction of ITD Units necessary for its future growth and to acquire the remaining 50% of OnSite from Parker Drilling Company ("Parker"). In December 1997, the Company raised $14 million in a private placement of Series B Convertible Preferred Stock, Series C non-convertible Preferred Stock, senior secured notes and warrants to purchase the Company's common stock. The proceeds from these private placements were primarily used to fund the $8 million acquisition of OnSite, repay $3 million of long-term debt owed to a subsidiary of Parker, and provide the Company with capital resources to continue funding current operations and planned capital expenditures. In connection with the 1997 private placements, the Company received $6 million in proceeds from senior secured notes and a commitment by the investors for an additional $5 million of long-term debt, contingent upon the Company remaining in compliance with the loan covenants of the secured notes. The Company subsequently borrowed the additional $5 million from the investors in June 1998.

         The Company has and will continue to incur capital expenditures for ITD Units. At June 30, 1999, the Company had commitments of approximately $50,000 to complete the one remaining ITD Unit currently under construction. Substantially all of the Company's expenditures for property and equipment during the quarter ended June 30, 1999 were for the construction of the ITD Units. The Company plans to finance the construction of additional ITD Units in the future through a combination of operating cash flows, third party sale lease-back transactions, bank term financing and debt and equity placements. There can be no assurances that the Company will be able to obtain this additional financing.

         The Company expects that existing cash reserves and cash flows from operations will be sufficient to cover the Company's cash requirements for 1999 (not including the construction of additional ITD Units, which would be financed as discussed above). However, there can be no assurance that existing sources of cash will cover the Company's 1999 cash flow requirements.

Impact of Year 2000 Issues

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using"00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities.

         Based on ongoing assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's ITD units are not dependent on computer software or hardware therefore the Year 2000 issue is not expected to pose any significant operational problems. The Company also believes that costs related to the Year 2000 issue will not be significant.

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

                          PART II -- OTHER INFORMATION

ITEM  2.         CHANGES IN SECURITIES

         On April 7, 1999, Susan Roberts purchased 13,000 shares of common stock of the Company through the exercise of options at an exercise price of $0.60 per share. Mrs. Roberts is the daughter of Robin Pate who was a director of the Company until resigning in 1998. Mrs. Roberts had received the options as a gift from Mr. Pate. The transaction was effectuated by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. The certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with the transaction. The transaction did not involve a public offering. The Company believes that Mrs. Roberts had knowledge and experience in financial and business matters which allowed her to evaluate the merits and risk of the purchase of these securities of the Company.

ITEM  4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held in Houston, Texas on April 26, 1999 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934 and there were no solicitations in opposition to management's solicitation.

         The holders of common stock approved the election of the following three directors, each to serve for a term of one year by the following vote:

                                  Votes For        Votes Against      Abstaining

James S. Percell                  5,406,864             -0-             28,500
Bryan Sharp                       5,406,864             -0-             28,500
Albert M. Wolford                 5,406,864             -0-             28,500

         The holders of Series B Convertible Stock approved the election of the following director, to serve for a term of one year by the following vote:

                                  Votes For        Votes Against      Abstaining
David Warnock                     2,733,686             -0-                 -0-

         The holders of common stock approved the adoption of the Company's 1998 Stock Option Plan by the following vote:

Votes For                 5,043,009
Votes Against               406,221
Abstaining                   58,060

         The holders of common stock ratified the appointment of Ernst & Young LLP as the Company's independent auditor for the fiscal year ending December 31, 1999 by the following vote:

Votes For                 8,071,475
Votes Against                 7,000
Abstaining                   18,400

         Ernst & Young LLP was subsequently dismissed as the Company's independent auditor and replaced with PricewaterhouseCoopers LLP. See Item 6(b) of this Form 10-Q.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                 Exhibit No. 27.1 -- Financial Data Schedule

(b)      Reports on Form 8-K

                 On July 14, 1999, the Company filed a report on Form 8-K reporting Item 4. -- Changes in Registrant's Certifying Accountant

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        ENVIRONMENTAL SAFEGUARDS, INC.


                                        --------------------------------------
Date:    August 9, 1999                 By: /s/ James S. Percell
                                        James S. Percell, President


                                        --------------------------------------
Date:    August 9, 1999                 By: /s/ Ronald L. Bianco
                                        Ronald L. Bianco, Chief
                                        Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                                  DESCRIPTION
------                                                  -----------

 27.1                                           -- Financial Data Schedule