Form 10-Q
period 1999-09-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 1999-11-08
CIK 1017616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                             EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT NOVEMBER 5, 1999, APPROXIMATELY 10,110,944 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES [ ]     NO [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.


                                    CONTENTS


PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Condensed Balance Sheets as of September 30, 1999 and December 31, 1998

                  Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 1999 and 1998

                  Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

                  Selected Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 2.           Changes in Securities

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                         ENVIRONMENTAL SAFEGUARDS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    SEPTEMBER 30,
                                                        1999           DECEMBER 31,
                                                     (UNAUDITED)           1998
                                                    -------------      ------------
ASSETS

Current assets:
  Cash and cash equivalents                           $    1,866        $    4,792
  Accounts receivable                                      3,070             1,734
  Equipment held for sale                                    878             1,953
  Prepaid expenses                                           104               273
  Deferred income taxes                                       39                51
  Other current assets                                       165               270
                                                      ----------        ----------

    Total current assets                                   6,122             9,073

Property and equipment, net                               10,297             8,256
Acquired engineering design and
  technology, net                                          2,529             2,835
                                                      ----------        ----------

      Total assets                                    $   18,948        $   20,164
                                                      ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   $    1,931        $    1,735
  Current portion of capital lease
    obligations                                             --                 648
  Accounts payable                                           635               628
  Accrued liabilities                                        810               569
  Income taxes payable                                       229                62
                                                      ----------        ----------

    Total current liabilities                              3,605             3,642

Long-term debt, net of current portion                     4,866             6,636
Minority interest                                          3,668             2,073

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible;
    voting, $.001 par value (aggregate
    liquidation value - $2,897,700);
    5,000,000 shares authorized; 2,733,686
    shares issued and outstanding                              3                 3
  Preferred stock; Series C non-convertible,
    non-voting, cumulative; $.001 par value
    (aggregate liquidation value - $4,000,000);
    400,000 shares authorized, issued and
    outstanding                                                1                 1
  Common stock; $.001 par value; 50,000,000
    shares authorized; 10,110,944 and
    10,092,444 shares issued and outstanding
    at September 30, 1999 and December 31,
    1998, respectively                                        10                10
  Additional paid-in capital                              14,329            14,318
  Accumulated deficit                                     (7,534)           (6,519)
                                                      ----------        ----------

    Total stockholders' equity                             6,809             7,813
                                                      ----------        ----------

      Total liabilities and stockholders'
        equity                                        $   18,948        $   20,164
                                                      ==========        ==========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        THREE MONTHS                    NINE MONTHS
                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                  ------------------------        ------------------------
                                                    1999            1998            1999            1998
                                                  --------        --------        --------        --------
Service revenue                                   $  3,062        $  2,281        $  9,355        $  7,147
Cost of services                                     1,402           1,147           4,521           3,450
                                                  --------        --------        --------        --------

  Gross margin                                       1,660           1,134           4,834           3,697

Selling, general and administrative
  expenses                                             897           1,038           2,727           2,758
Amortization of acquired engineering design
  and technology                                       102             102             306             306
Research and development                                45            --               122            --
                                                  --------        --------        --------        --------

    Income (loss) from operations                      616              (6)          1,679             633

Other income (expense):
  Interest income                                       24              89             114             222
  Interest expense                                    (300)           (415)           (901)         (1,030)
  Other                                                 14               9              25              27
                                                  --------        --------        --------        --------
Income (loss) before provision for income
  taxes and minority interest                          354            (323)            917            (148)

Provision for income taxes                             384             482             908             917
                                                  --------        --------        --------        --------

Income (loss) before minority interest                 (30)           (805)              9          (1,065)

Minority interest                                     (287)           (126)           (745)           (351)
                                                  --------        --------        --------        --------

Net loss                                          $   (317)       $   (931)       $   (736)       $ (1,416)
                                                  ========        ========        ========        ========

Net loss available to common stockholders         $   (503)       $ (1,128)       $ (1,296)       $ (1,999)
                                                  ========        ========        ========        ========

Basic and dilutive loss per common share          $  (0.05)       $  (0.12)       $  (0.13)       $  (0.21)
                                                  ========        ========        ========        ========

Weighted average shares outstanding                 10,106           9,545          10,101           9,400
                                                  ========        ========        ========        ========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   ----------
                                 (IN THOUSANDS)

                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                         ------------------------
                                                           1999            1998
                                                         --------        --------
Cash flows from operating activities:
  Net loss                                               $   (736)       $ (1,416)
  Adjustment to reconcile net loss to net
    cash provided (used) by operating
    activities                                              2,811             571
                                                         --------        --------
          Net cash provided (used) by
            operating activities                            2,075            (845)
                                                         --------        --------
Cash flows from investing activities:
  Purchases of property and equipment                      (2,211)         (3,756)
                                                         --------        --------

Cash flows from financing activities:
  Proceeds from long-term debt                               --             5,000
  Payments on long-term debt                               (1,574)           (811)
  Payments on capital lease obligation                       (648)           (984)
  Net proceeds from sale of common stock                       11             152
  Dividends on Series C preferred stock                      (279)           (301)
  Dividend to minority interest partners                     (300)           (300)
                                                         --------        --------
          Net cash provided (used) by
            financing activities                           (2,790)          2,756
                                                         --------        --------
Net increase (decrease) in cash and
  cash equivalents                                         (2,926)         (1,845)

Cash and cash equivalents, beginning of period              4,792           6,686
                                                         --------        --------

Cash and cash equivalents, end of period                 $  1,866        $  4,841
                                                         ========        ========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

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

2.   COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive income (loss) and net earnings (loss) for the three months and nine months ended September 30, 1999 and 1998.

3.   NON-CASH INVESTING ACTIVITIES

     During the nine months ended September 30, 1999 and 1998, the Company engaged in certain non-cash investing activities as follows:


                                    Continued
                                       F-4

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

3.   NON-CASH INVESTING ACTIVITIES, CONTINUED

                                                               NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ---------------------------
                                                            1999             1998
                                                         ----------       ----------
Indirect Thermal Desorption ("ITD")
  Unit value contributed to 50/50
  joint company in Arabia                                $1,150,000       $     --

Transferred ITD unit cost to property
  and equipment from equipment held
  for sale                                               $3,043,000       $     --

Transferred net ITD unit cost from
  property and equipment to equipment
  held for sale                                          $1,968,000       $2,058,000

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

5.   EARNINGS PER SHARE

     The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and nine months ended September 30, 1999 and 1998 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 8,293,191 shares at September 30, 1999) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is the reconciliation of net loss to the net loss available to common stockholders:


                                    Continued
                                       F-5

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

5.   EARNINGS PER SHARE, CONTINUED

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ------------------------        ------------------------
                                                    1999            1998            1999            1998
                                                  --------        --------        --------        --------
                                                       (IN THOUSANDS)                  (IN THOUSANDS)
Net loss                                          $   (317)       $   (931)       $   (736)       $ (1,416)
Series C preferred stock dividends                     (93)           (103)           (279)           (301)
Accretion of discount on Series C
  preferred stock                                      (93)            (94)           (281)           (282)
                                                  --------        --------        --------        --------

Net loss available to common
  stockholders                                    $   (503)       $ (1,128)       $ (1,296)       $ (1,999)
                                                  ========        ========        ========        ========

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

     A significant portion of the Company's foreign operations were conducted by the Company's 50% owned subsidiary in Colombia. The Company's foreign subsidiaries utilize the U.S. dollar as their functional currency. Accordingly, no cumulative translation adjustment is presented in the accompanying consolidated condensed balance sheet.

     Corporate income (loss) from operations consists primarily of corporate general and administrative expenses. Corporate assets consist primarily of cash and cash equivalents.


                                    Continued
                                       F-6

                         ENVIRONMENTAL SAFEGUARDS, INC.
          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------

     Following is a summary of segment information:

6.   SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION, CONTINUED

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ------------------------        ------------------------
                                                    1999            1998            1999            1998
                                                  --------        --------        --------        --------
                                                       (IN THOUSANDS)                  (IN THOUSANDS)
Service revenue:
  United States                                   $   --          $    120        $  1,150        $  1,365
  United Kingdom                                       535            --               600            --
  Latin America                                      2,527           2,161           7,605           5,782
                                                  --------        --------        --------        --------

    Total service revenue                         $  3,062        $  2,281        $  9,355        $  7,147
                                                  ========        ========        ========        ========
Income (loss) from operations:
  United States                                   $   (228)       $   (432)       $   (425)       $   (330)
  United Kingdom                                       271            --               215            --
  Latin America                                        742             634           2,280           1,421
  Corporate                                           (169)           (208)           (391)           (458)
                                                  --------        --------        --------        --------
    Total income (loss)
      from operations                             $    616        $     (6)       $  1,679        $    633
                                                  ========        ========        ========        ========


                                                 AS OF SEPTEMBER 30,
                                               -----------------------
                                                 1999           1998
                                               --------       --------
                                                   (IN THOUSANDS)
Assets:
  United States                                $  7,594       $  9,655
  United Kingdom                                  1,959           --
  Latin America                                   6,643          6,178
  Middle East                                     2,300           --
  Corporate                                         452          4,666
                                               --------       --------

    Total assets                               $ 18,948       $ 20,499
                                               ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited consolidated condensed financial statements of Environmental Safeguards, Inc. (the "Company") as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         Oil and gas exploration and other types of industrial activities, often produce significant quantities of petroleum-contaminated drill cuttings and waste, from which the Company's Indirect Thermal Desorption ("ITD") process can extract and recover the hydrocarbons as re- useable or re-saleable liquids, and produce recycled soil compliant with environmental regulations. The Company has expanded the activities of OnSite to include use of ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining and petrochemical sites, as well as at Superfund, Department of Defense and Department of Energy sites.

         In December, 1997, the Company acquired the remaining 50% interest in OnSite from Parker Drilling Company ("Parker") giving the Company complete control of the ITD technology owned by OnSite, and providing the Company with a wholly-owned operating subsidiary that forms the cornerstone of the Company's operations.

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

         In April, 1999, OnSite formed OnSite Environmental U.K., Ltd., a wholly-owned subsidiary, for operations in Scotland which commenced in June, 1999.

         In July, 1999, OnSite Mexico, LLC, a wholly-owned subsidiary of OnSite, commenced operations.

         The Company has engaged Simmons & Company International to advise the Company in exploring strategic options to enhance shareholder value. There is no assurance that any transaction will result from this exploration process. The Company continues to look for beneficial strategic alliances that could improve market access and exposure, and facilitate domestic and international expansion of the Company's technology.

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

Results of Operations

COMPARISON OF OPERATING RESULTS -- QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

         Summary. For the quarter ended September 30, 1999, the Company incurred a net loss of $317,000, as compared to a loss of $931,000 during the comparative quarter in 1998. The $614,000 improvement in loss was primarily due to the deployment of two additional ITD units to Mexico and Scotland.

         Revenue and Gross Margin. Service revenue of $3.1 million for 1999 generated a $1.7 million gross margin (54.2% of revenue) as compared to service revenue of $2.3 million for 1998 which generated a $1.1 million gross margin (49.7% of revenue). An average of 5.0 ITD units were in operation during the third quarter of 1999, with three units operating in Colombia and one unit each in Mexico and Scotland. During the comparable quarter of 1998, 3.2 ITDs were in operation; three in Colombia and a fractional-months' operations in Louisiana. The 4.5% higher gross margin percentage was mainly due to a lower cost profile during the third quarter of 1999 for the ITD units operating in Scotland, Mexico and Colombia.

         Selling, General and Administrative ("SGA") Expense. The decrease in SGA expense was primarily due to reduced levels of professional fees in 1999.

         Amortization of Acquired Engineering Design and Technology. This expense represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8 year estimated economic life.

         Interest Income. During 1999 and 1998, the Company earned interest on temporarily invested working capital. Reduced interest income for 1999 was primarily due to lower average daily cash balances available to invest in short-term interest-bearing securities.

         Interest Expense. Interest expense for both quarters included amortization of debt issuance costs of $122,000 and interest related to the Company's financing arrangements. Interest expense decreased as a result of the decrease in debt outstanding compared to the comparative quarter in 1998.

         Income taxes. The Company's reported tax provision in 1999 related to foreign income taxes incurred by OnSite Colombia, a 50% owned consolidated subsidiary of OnSite, and by OnSite Venezuela, OnSite Mexico and OnSite Environmental UK Ltd, each of which is a wholly owned subsidiary. (During 1998 the tax provision was solely due to OnSite Colombia).The Company has incurred net operating losses ("NOLs") in the U.S. in recent years, which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in Colombia have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of these deferred tax assets. The Company is implementing tax planning strategies, which if successful, may result in the Company recognizing these deferred tax assets in future periods, which could reduce the Company's effective tax rate. There can be no assurance that the NOLs and foreign tax credits will be realized.

COMPARISON OF OPERATING RESULTS -- NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Summary. For the nine months ended September 30, 1999, the Company incurred a net loss of $736,000 as compared to a loss of $1,416,000 for the comparative nine months in 1998. The $680,000 reduction in net loss was primarily due to higher gross profits in the Company's Colombian, Venezuelan and Mexican operations, in addition to the gross margin realized with the sale of an ITD unit to a 50%-owned subsidiary.

         Revenue and Gross Margin. Service revenue of $9.4 million for 1999 produced a $4.8 million gross margin (51.7% of revenue) as compared to service revenue of $7.1 million for 1998 which generated a $3.7 million gross margin (also 51.7% of revenue). An average of 4.2 ITD units were in operation during the first nine months of 1999; three in Colombia and fractional-months' operations in Venezuela, Scotland and Mexico. During the comparable period of 1998 the Company operated 3.7 ITDs; with three units in Colombia and a fractional-month's operations in Louisiana. The slight increase in the number of ITDs in service and the gross margin realized with the 1999 sale of an ITD unit to the Company's 50%-owned subsidiary, OnSite Arabia, combined to produce the increase in revenue and gross margin.

         Selling, General and Administrative ("SGA") Expense. SGA expenses were substantially at the same level for 1999 and 1998, despite higher revenue.

         Amortization of Acquired Engineering Design and Technology. This expense represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8 year estimated economic life.

         Interest Income. During 1999 and 1998, the Company earned interest on temporarily invested working capital. Reduced interest income for 1999 was primarily due to lower average daily cash balances available to invest in short-term interest-bearing securities.

         Interest Expense. The slight decrease in 1999 interest expense is primarily due to the capitalization of construction period interest during the first quarter of 1999 related to certain ITD units under construction, combined with a decreasing unpaid balance in long-term debt. Interest expense for both nine month periods included amortization of debt issuance costs of $366,000.

         Income taxes. The Company's reported tax provision in 1999 related to foreign income taxes incurred by OnSite Colombia, a 50% owned consolidated subsidiary of OnSite, and by OnSite Venezuela, OnSite Mexico and OnSite Environmental UK Ltd, each of which is a wholly owned subsidiary. (During 1998 the tax provision was solely due to OnSite Colombia).The Company has incurred net operating losses ("NOLs") in the U.S. in recent years, which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in Colombia have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of these deferred tax assets. The Company is implementing tax planning strategies, which if successful, may result in the Company recognizing these deferred tax assets in future periods, which could reduce the Company's effective tax rate. There can be no assurance that the NOLs and foreign tax credits will be realized.

Liquidity and Capital Resources

         During 1996 and 1997, the Company raised additional debt and equity capital to fund current operations, support the construction of ITD units necessary for its future growth and to acquire the remaining 50% of OnSite from Parker. In December 1997, the Company raised $14 million in a private placement of Series B Convertible Preferred Stock, Series C non-convertible Preferred Stock, senior secured notes and warrants to purchase the Company's common stock.

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

         At September 30, 1999, the Company had no significant commitments for capital expenditures. Substantially all of the Company's expenditures for property and equipment during the quarter ended September 30, 1999 were for the construction of the ITD units. The Company plans to finance the construction of additional ITD units in the future through a combination of operating cash flows, third party sale lease-back transactions, bank term financing and debt and equity placements. There can be no assurances that the Company will be able to obtain this additional financing.

         The Company expects that existing cash reserves and cash flows from operations will be sufficient to cover the Company's remaining cash requirements for 1999 (not including the construction of additional ITD units, which would be financed as discussed above). However, there can be no assurance that existing sources of cash will cover the Company's 1999 cash flow requirements.

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

         In September 1999, Sharon Leigh Caylor purchased 5,000 shares of common stock of the Company through the exercise of options at an exercise price of $0.60 per share. Mrs. Caylor is the daughter of Robin Pate who was a director of the Company until resigning in 1998. Mrs. Caylor had received the options as a gift from Mr. Pate. The transaction was effectuated by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. The certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with the transaction. The transaction did not involve a public offering. The Company believes that Mrs. Caylor had knowledge and experience in financial and business matters which allowed her to evaluate the merits and risk of the purchase of these securities of the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  Exhibit No. 27.1 -- Financial Data Schedule.

(b)      Reports on Form 8-K

                  On July 14, 1999, the Company filed a Report dated July 7, 1999 on Form 8-K reporting Item 4. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         ENVIRONMENTAL SAFEGUARDS, INC.




                                            ----------------------------------
Date:     November 5, 1999                  By: /s/ James S. Percell
                                            James S. Percell, President


                                            ----------------------------------
Date:     November 5, 1999                  By: /s/ Ronald L. Bianco
                                            Ronald L. Bianco, Chief
                                            Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.     DESCRIPTION
-----------     -----------
  27.1          Financial Data Schedule