Form 10-K405
period 1999-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2000-03-15
CIK 1017616

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999.

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 8, 2000, based upon the last closing price on the American Stock Exchange, was $1.00. As of March 8, 2000, there were 10,112,144 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in April 2000 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    5

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    7
Item 6.   Selected Financial Information..............................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    8
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   13
Item 8.   Financial Statements and Supplementary Data.................   13
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   13

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   14
Item 11.  Executive Compensation......................................   14
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   14
Item 13.  Certain Relationships and Related Transactions..............   14

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   15

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Environmental Safeguards, Inc. is engaged in the development, production and sale of environmental remediation and recycling technologies and services to oil and gas industry participants, waste management companies and other industrial customers, through its wholly-owned subsidiaries National Fuel & Energy, Inc. ("NFE") and OnSite Technology, L.L.C. ("OnSite"). OnSite has three wholly-owned subsidiaries, OnSite Environmental UK Ltd., OnSite Venezuela, Inc. and OnSite Mexico, L.L.C., and two 50%-owned subsidiaries, OnSite Colombia, Inc. and OnSite Arabia, Inc., through which it operates in foreign locations. The environmental remediation and recycling services that we provide involve the removal of hydrocarbon contaminants and valuable drilling fluids from soil using indirect thermal desorption remediation and recycling technology. We provide these services on-site or at the central location to which the customer hauls the contaminated materials.

     Our Common Stock is traded on the American Stock Exchange under the symbol "EVV".

HISTORY

     We were incorporated under the laws of the State of Nevada in December 1985, under the name of Cape Cod Investment Company. In December 1986, our name was changed to Cape Cod Ventures, Inc. In August 1987, an initial public offering was completed for 4,148,000 shares of Common Stock at a price of $0.001 per share pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation A. In May 1993, an Agreement and Plan of Reorganization was executed with National Fuel & Energy, Inc., a Wyoming corporation, providing for the acquisition of NFE in exchange for shares of our Common Stock. In connection with the reorganization, our name was changed to Environmental Safeguards, Inc., and NFE became our wholly-owned subsidiary.

     In January 1995, we entered into an agreement with Parker Drilling Company ("Parker"), a Delaware corporation, granting Parker exclusive marketing rights to our proprietary processes for on-site remediation and recycling services in connection with drill cuttings at oil and gas drilling sites throughout the United States and in certain foreign countries. In August 1995, we expanded our agreement with Parker by forming OnSite, a joint company between NFE and Parker, in which NFE and Parker each owned 50%. In December 1997, we entered into a Purchase Agreement (the"Purchase Agreement") with Parker which provided for our acquisition, through NFE, of Parker's 50% equity interest in OnSite resulting in NFE becoming the owner of 100% of the equity interest in OnSite. Pursuant to the terms of the Purchase Agreement, we paid $8,000,000 for the 50% equity interest and repaid a $3,000,000 loan that had been made to us by an affiliate of Parker. As part of the transaction, Parker returned to us unexercised warrants to purchase 300,000 shares of our Common Stock.

     Our sources of funds to effect the acquisition included the sale of $8,000,000 of new Series B Convertible Preferred Stock and Series C Preferred Stock to an investor group consisting of Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., Newpark Resources, Inc. and James H. Stone, who is the Chairman of Stone Energy Corporation and a secured loan of $6,000,000 from the same investor group ("Loan Agreement"). Pursuant to the financing, David L. Warnock, a member of Cahill, Warnock & Co., L.L.C. and general partner of Cahill, Warnock Strategic Partners Fund, L.P., was appointed as one of our Directors.

BUSINESS ACTIVITIES

     General. Substantially all of our activities are conducted through OnSite, which is engaged in the development and production of remediation and recycling technology and the sale of environmental remediation and recycling services. OnSite owns the technologies included in its Internal Thermal Desorption Units ("ITD Units"), and the proprietary processes for on-site remediation and recycling of hydrocarbon contaminated soil. To date, the environmental remediation and recycling services which we have provided have involved the removal of petroleum contaminants from soil using our ITD Units. Our ITD Units are easily transported processing systems which produce clean soil from contaminated soil while reclaiming the hydrocarbons. Our customers consist primarily of large corporations in the oil and gas drilling industry that have responded to the changing regulatory climate with respect to soil and other environmental contamination and waste management companies in the business of offering waste disposal services.

     The primary services which we offer involve remediation and recycling of soil contaminated by oil-based drilling fluids, fuel spills, leakage at storage tanks, refinery wastes, ship sludges and other sources of hydrocarbon contamination, as well as the remediation of industrial waste. To remediate and recycle the contaminated soil, we utilize our ITD Units consisting of (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated soil is indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid, or an afterburner or thermal oxidizer, which incinerates the hydrocarbon vapor resulting in a safe and clean process. Our ITD Units are mobile, and thus, contaminated soil can be remediated and recycled at the site where the contaminated soil is located. We do not haul or dispose of soil or contaminants away from the customer's location.

     As of March, 2000, we owned six ITD Units outright, and had a 50% interest in four additional units which are owned by our 50%-owned subsidiaries OnSite Arabia, Inc. (two units) and OnSite Colombia (two units). Our two OnSite Colombia units are presently leased-back from third party financing organizations.

     Customers. Our customers consist primarily of large oil and gas industry participants, waste management companies and other industrial companies. Through OnSite, we typically submit a bid for a project based on the costs of moving the equipment to the location, the estimated charges for labor and fuel, the nature and extent of the contamination, the type and moisture content of the soil and the estimated processing time. Once a contract has been awarded, equipment is moved to the client's desired location.

     Indirect Thermal Remediation and Recycling. The primary services we offer involve: (i) the remediation and recycling of soil contaminated by oil-based drilling mud, fuel spills, leakage at storage tanks, leakage from pipelines;
(ii) the remediation and recycling of hydrocarbon contamination at settling ponds, oil and gas exploration sites, refineries, petrochemical facilities, abandoned production fields, Department of Defense installations, ships and dock facilities and other similar sites; and (iii) the remediation and recycling of valuable drilling fluids which have been captured in soil and drilling muds during the drilling process. To date we have employed our ITD Units to provide remediation and recycling services to oil and gas industry drilling operations, tank farms and compressor sites. This process is known as "indirect thermal desorption" because it reverses the contamination process and removes the hydrocarbons from the soil and discharges the contaminants previously absorbed without direct contact of the soil to a flame.

     Our ITD Units, which are portable equipment, utilize a rotating, heat-jacketed trundle to vaporize hydrocarbons from contaminated soil or other contaminated materials. Our ITD Units consist of two principal components: (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated soil is indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid for recycling. As an alternative to the condensing system, the vapor can be passed through an afterburner or thermal oxidizer which incinerates the hydrocarbon vapors.

     The heat exchange system is comprised of a large fabricated steel shell which houses a rotating trundle. Hot gases pass through the shell and around the outside surface of the trundle. Hydrocarbon contaminated soil, or other contaminated materials, are loaded into the elevated end of the trundle by a conveyor belt or a front end loader. As the trundle revolves, the soil is agitated by internal lifts and oars as it passes through the inside of the trundle by gravity flow and is heated to temperatures from 200 to 1200 degrees Fahrenheit. At these temperatures, the hydrocarbon contaminants in the soil transform into vapors which are vacuumed out of the heat exchange system into the condensing system, the afterburner or the thermal oxidizer. The clean soil then drops out of the discharge door at the low end of the trundle and is passed through an enclosed conveyor for rehydration before final discharge. Random soil samples are tested at the end of the process to confirm that the contaminants have been removed and the soil condition is within an acceptable range. The soil is then returned to its original location or such other location specified by the customer.

     The hydrocarbon vapors removed from the heat exchange system by vacuum are passed through a fan-cooled condensing system. The vapors are condensed into liquids and collected in storage tanks and can then be recycled or disposed, depending on the nature of the contaminant, the needs of the customer and the specifications required for reuse. To date, our ITD Units have demonstrated their ability to process up to 192 tons of contaminated soil in a 24-hour period with a 30% hydrocarbon saturation. However, the processing capacity varies significantly depending on the moisture content, degree of contamination, soil type, contamination type and the remediation and recycling required. There can be no assurance that our ITD Units will continue to perform at this level, or that this performance will continue to be competitive with other technologies available in the market.

     Recycling of Hydrocarbon Contaminants. We have developed proprietary processes which are embodied in the condensation process system unit, one of the two principal components of our ITD Units. Within this component the hydrocarbon contaminant(s) are condensed from the vapor state created in the dryer unit back into a liquid state via the proprietary processes and placed into storage for recycling back to the client. This allows the client to realize actual savings from its ability to re-utilize the hydrocarbons. We believe that this ability to recycle the hydrocarbon contaminant(s) is an important competitive advantage, as compared to the bioremediation, direct burn or "dig and haul" remediation technologies.

     Manufacturing of ITD Units. We contract with outside fabricators to manufacture our ITD Units. The primary contractors we have used are Roberds-Johnson Industries and Houston ProFAB. Currently, we have no ITD Units under construction by fabricators.

EXISTING CONTRACTS FOR OPERATIONS

     As of March, 2000, our fleet of ten ITD Units are operating geographically as follows: three in Colombia, one in Venezuela, one in Mexico, one in the Arabian Gulf region and one in West Texas. Of our remaining three ITD Units, one is undergoing routine maintenance, one has a contract in negotiation for work in the Arabian Gulf region and one is located in Scotland.

COMPETITION

     There are many companies that currently dispose of hazardous and industrial wastes and remediate or clean contaminated sites. Such companies are continually attempting to develop new and improved products and services. Other companies utilize competing technologies and techniques in an attempt to provide more economical or superior remediation services. Many of our competitors are established companies with substantially greater capital resources, larger research and development staffs and facilities and greater marketing capabilities than us. There can be no assurance that we will be competitive in the remediation and recycling industry in the future.

     We obtain our contracts through competitive bidding and are in direct competition with companies providing alternative means of, and utilizing alternative technologies for, remediating environmental problems. The most significant competition comes from companies utilizing "dig and haul," direct burn, and bioremediation technology to remediate soil contamination.

     Companies utilizing the "dig and haul" method generally transport the contaminated soil to other facilities for processing. We believe that the technology we utilize is competitive because our equipment is mobile, and thus, contaminated soil can be remediated on location. The waste processing, remediation and recycling businesses are, to a large extent, dependent upon and constrained by the costs and regulations associated with transporting such wastes. More importantly, our remediation and recycling process addresses the latent liability associated with the contamination at the site. We are currently investigating techniques and technologies capable of evaporation of non-needed liquids and micro-filtration applications. There can be no assurance that we will be able to develop or acquire such technology and skill or that, if obtained, will be competitive with other alternatives available in the market.

     Companies utilizing direct burn technology use direct heat sources to incinerate contaminants found in the soil. Due to the closed nature of the heat transfer systems of our ITD Units, we can safely handle much higher concentrations of contaminants than conventional direct burn methods. Conventional direct burn methods process material with maximum contamination levels of 3% to 4% while our ITD Units have processed materials with contamination levels as high as 40%. In addition, the portable nature of our ITD Units permit them to be located at the contamination site. Our ITD Units also permit the customer to recapture certain valuable liquids which are otherwise destroyed.

     We differentiate ourselves from our competitors by providing significantly higher operational service and a significantly higher value-added result for our clients for the remediation of hydrocarbons from soils and other mediums, and the subsequent reclaiming of the hydrocarbons into liquids for customer recycling or resale. For example, some of the design features of our ITD Unit, which we believe provide service-level advantages, include:

     Remediation: Our ITD Units remove 99.9% of hydrocarbon contaminants from the waste-stream soil, effectively eliminating the client's latent liability. Conversely, some competitive technologies such as incineration, solidification and bio-remediation result in continuing latent liability.

     Recycling: Our ITD Units transform waste streams into value for our clients by reclaiming valuable hydrocarbons for client recycling or resale. For example, our equipment has reclaimed approximately 11 million gallons of diesel oil while processing drill cuttings for major oil and gas participants.

     Tonnage: Our ITD Units have proven processing capability of 1 to 10 tons per hour with up to 30% hydrocarbon-saturation in the soil. Some competitors are capable of similar processing speeds, but at lower hydrocarbon-saturation levels, resulting in throughput advantages for us.

     Portability: Our ITD Units are built on two 44 foot trailer beds for easier transport to our client's location, avoiding costly hauling expenses of contaminated materials to a central location. In addition, the design of our ITD Units permit rig-down and/or rig-up in less than a day. Some competitive units are much less transportable, or not transportable at all.

     Wide Range of Hydrocarbons Treated: Our ITD Units operate at low temperatures (200 degrees Fahrenheit), high temperatures (1,000 to 1,200 degrees Fahrenheit), and anywhere in between, thereby enabling the remediation of wide ranges of hydrocarbon contaminants encountered at a client's site including both oil and gas and industrial waste. We believe that competition in the industry is concentrated in remediation services, whereas our ITD technology not only provides remediation services, but also is capable of reclaiming and recycling valuable drilling fluids and hydrocarbons. Further, we believe that our pricing policies are competitive. No assurance, however, can be given that we will be able to successfully compete with other companies or alternative technologies.

GOVERNMENTAL REGULATIONS -- COST OF COMPLIANCE

     We render services in connection with the remediation, recycling and disposal of various wastes. Federal, state and local laws and regulations have been enacted regulating the handling and disposal of wastes and creating liability for certain environmental contamination caused by such waste. Environmental laws regulate, among other things, the transportation, storage, handling and disposal of waste. Governmental regulations govern matters such as the disposal of residual chemical wastes, operating procedures, waste water discharges, air emissions, fire protection, worker and community right-to-know, and emergency response plans. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should we be deemed to be responsible for contamination or pollution caused or increased by any evaluation, remediation or cleanup effort conducted by us, or for an accident which occurs in the course of such remediation or cleanup effort. There can be no assurance that our policy of establishing and implementing proper procedures for complying with environmental regulations will be effective at preventing us from incurring a substantial environmental liability. If we were to incur a substantial uninsured liability for environmental damage, our financial condition could be materially adversely affected.

     We presently have the ability to deliver soil remediation and recycling services that meet applicable federal and state standards for the delivery of its services, and for the level of contaminant removal. The government can, however, impose new standards. If new regulations were to be imposed, we may not be able to comply in either the delivery of our services, or in the level of contaminant removal from the soil.

     Operating permits are generally required by federal and state environmental agencies for the operation of our ITD Units. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify, or deny issuance or renewal of these permits. Site-related permits, however, are generally the responsibility of the client.

EMPLOYEES

     We currently have 24 full-time employees, 8 of whom are in domestic and international management or supervisory positions, including corporate and administrative functions. None of our employees are represented by a union. We consider our employee relations to be good.

TRANSFER AGENT AND REGISTRAR

     The co-transfer agents and registrars for our Common Stock are Colonial Stock Transfer Company, Inc. ("Colonial Transfer") and Registrar and Transfer Company. Colonial Transfer's address is 455 East 400 South, Suite 100, Salt Lake City, Utah 84111; (801) 355-5740.

ITEM 2. PROPERTIES

     Our principal executive offices are located in leased facilities at 2600 South Loop West, Suite 645, Houston, Texas 77054, which consist of 3,852 square feet. The lease for the executive offices will expire in May, 2001. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

ITEM 3. LEGAL PROCEEDINGS

     We are routinely involved in litigation incidental to our business, which can involve claims for monetary amounts; some of which might not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     We have presented below information about our executive officers as of March 1, 2000. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

                 NAME                   AGE                  POSITION
                 ----                   ---                  --------
James S. Percell......................  57    Director, Chairman, CEO and President
Albert M. Wolford.....................  78    Director and Secretary
Ronald L. Bianco......................  53    Chief Financial Officer, Treasurer and
                                              Vice-Secretary

     James S. Percell serves as our Director, Chairman, CEO and President and also serves as President of our subsidiaries, NFE and OnSite. Mr. Percell became a director and President, Chief Executive Officer and a director of NFE in November, 1995. Mr. Percell became President and CEO in January, 1996. Mr. Percell also serves as President of Percell & Associates, a project developer of facilities in the hydrocarbon industry. From 1985-1993, Mr. Percell served as Vice-President of Belmont Constructors, Inc., a heavy industrial contractor. From 1982-1984, he served as President of Capital Services Unlimited, an international supply company for refining, petrochemical and oil field compressor stations, modular refineries and modular oilfield components. From 1977-1980, Mr. Percell served as President of Percell & Lowder, Inc., an oilfield fabricator of onshore and offshore facilities, and from 1960-1977, he served as project manager for various onshore and offshore projects. He attended Amarillo College in Amarillo, Texas.

     Albert M. Wolford has served as director since August 5, 1997. Mr. Wolford is a member of our compensation and audit committees. Mr. Wolford is also our Secretary. Mr. Wolford has been an independent business consultant since 1988. From 1970 to 1988, Mr. Wolford served with Texas United Corporation as a director, a member of the executive committee, senior vice-president, and as the chairman of the executive development and compensation committees. As a senior vice-president of Texas United Corporation, Mr. Wolford served its subsidiaries as president and CEO of Texas United Chemical Corporation, as the chairman, president and CEO of United Salt Corporation, and as the president of American Borate Corporation. He has also served the Texas Chemical Council, an industry trade group, as a director, a member of its executive committee, and as secretary-treasurer. Mr. Wolford served as a member of the executive committee of the Salt Institute, an industry trade group. Mr. Wolford is a graduate of The University of Texas.

     Ronald L. Bianco joined us in April 1997 as Chief Financial Officer. Mr. Bianco is presently the C.F.O., Treasurer and Vice-Secretary. From 1975 through 1991, Mr. Bianco was with Dresser Industries where he served as controller of Dresser Rand Power in Norway, as the controller for North America Operations of Dresser Masonelian Valve and in other headquarters and division assignments. From 1992 through 1993, Mr. Bianco was an independent business consultant. From 1994 through 1996, Mr. Bianco served as Chief Financial Officer of Sweco Oilfield Services. Mr. Bianco received his B.B.A. in accounting in 1970 from St. Bonaventure University in Olean, New York, and his M.B.A. in 1983 from Southern Methodist University in Dallas, Texas.

CERTAIN SECURITIES FILINGS

     The Company believes that the reports required by Section 16(a) of the Exchange Act have been filed timely.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our Common Stock is currently traded on the American Stock Exchange under the symbol "EVV". Prior to February 12, 1998, our Common Stock was traded in the over-the-counter securities market on the OTC Bulletin Board. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods shown:

                            COMMON STOCK PRICE RANGE

                                                              HIGH      LOW
                                                              ----      ----
1998
  First Quarter.............................................  $  7 7/8  $3  1/8
  Second Quarter............................................  $  6.00   $4  1/16
  Third Quarter.............................................  $  6 1/4  $2  1/16
  Fourth Quarter............................................  $  2 1/2  $1  3/16
1999
  First Quarter.............................................  $  2.00   $1  1/8
  Second Quarter............................................  $  1 1/2  $   15/
  Third Quarter.............................................  $  1 11/16 $   7/8
  Fourth Quarter............................................  $  1 3/8  $   3/4

     On March 8, 2000, the closing price of our Common Stock was $1.00 per share. On the same date, we had approximately 1,000 stockholders of record, including broker-dealers holding shares beneficially owned by their customers.

DIVIDEND POLICY

     We have not paid, and do not currently intend to pay cash dividends on our Common Stock in the foreseeable future. The current policy of our Board of Directors is to retain all earnings, if any, to provide funds for the operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among other factors. We may not, except for dividends payable in connection with its Series C Preferred Stock, authorize or pay any dividends at any time if any amount is unpaid with respect to our $6,000,000 Loan Agreement.

ITEM 6. SELECTED FINANCIAL INFORMATION

     We have derived the following selected consolidated financial information as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, from our audited consolidated financial statements included in this report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 1997, 1996 and 1995, and for each of the years in the two-year period ended December 31, 1996, from our audited consolidated financial statements of the Company, that are not included herein. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1999       1998       1997       1996      1995
                                            -------    -------    -------    ------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenue...................................  $13,514    $10,672    $ 6,678    $   --    $    53
Income (loss) from operations.............    3,098      1,404        590      (511)    (1,265)
Net loss(2)...............................     (483)      (799)    (1,849)     (647)    (1,216)
Basic and dilutive net loss per share:
  Before extraordinary item...............    (0.12)     (0.17)     (0.61)    (0.11)     (0.26)
  Extraordinary item......................       --         --      (0.04)     0.01         --
                                            -------    -------    -------    ------    -------
  Net loss per share......................  $ (0.12)   $ (0.17)   $ (0.65)   $(0.10)   $ (0.26)
                                            =======    =======    =======    ======    =======
BALANCE SHEET DATA(1):
Working capital...........................  $ 1,564    $ 5,431    $ 5,277    $3,304    $  (430)
Property and equipment, net...............   10,835      8,256      6,286         5         18
Total assets..............................   18,990     20,164     18,298     5,468        318
Long-term debt (including capital lease
  obligations)............................    4,325      6,636      5,210     3,694         --
Shareholders' equity......................    6,956      7,813      9,206     1,515       (306)

---------------

(1) For the years ended December 31, 1996 and 1995, our investment in OnSite was accounted for using the equity method, because our 50% ownership interest did not provide effective control of OnSite. However, on December 17, 1997, we acquired the remaining 50% of OnSite from our former Joint Venture partner. Accordingly, we consolidated OnSite for the years ended December 31, 1999, 1998 and 1997. This transaction affects the comparability of the selected financial information for periods prior to the year ended December 31, 1997.

(2) Included in net loss for the year ended December 31, 1997 is a $786,000 charge for acquired research and development in connection with the acquisition of OnSite. Net loss for year ended December 31, 1995 includes a $737,000 charge to reduce certain long-lived assets to their estimated net realizable value.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

INFORMATION REGARDING AND FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     We are including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-K are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance, however, that our expectations, beliefs or projections will result, be achieved, or be accomplished.

     In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse affects on our financial condition and results of operations: our ability to attain widespread market acceptance of our technology; our ability to obtain acceptable forms and amounts of financing to fund planned expansion; the demand for, and price level of, our services; competitive factors; the actual useful life of our ITD Units; ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; the effect of business interruption due to political unrest; the foreign exchange fluctuation risk; and our ability to maintain acceptable utilization rates on our equipment. We are not obligated to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

OVERVIEW

     We are engaged in the development, production and sale of environmental reclamation and recycling technologies and services. Substantially all of our technologies and services are provided through OnSite and we are devoting substantially all of our efforts to the development of markets for OnSite's services. We are currently providing reclamation and recycling services to companies engaged in land-based oil and gas exploration, waste management, and other industrial applications.

     Oil and gas exploration, refinery and other types of industrial activities, often produce significant quantities of petroleum-contaminated drill cuttings and waste, from which our Indirect Thermal Desorption ("ITD") process can extract and recover the hydrocarbons as re-useable or re-saleable liquids, and produce recycled soil compliant with environmental regulations. We have expanded the activities of OnSite to include use of ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining, petrochemical and waste management sites, as well as at Superfund, DOD and DOE sites.

     On December 17, 1997, we acquired the remaining 50% interest in OnSite from Parker Drilling Co. ("Parker"), giving us complete control of the ITD technology owned by OnSite, and providing us with a wholly-owned operating subsidiary that forms the cornerstone of our future operations. Total purchase consideration in the OnSite acquisition was financed by us through a private placement of Convertible Preferred and Preferred Stock, combined with senior secured notes and warrants to purchase shares of our Common Stock. We included OnSite's operating results in our statement of operations for the year ended December 31,1997, as though the acquisition took place at the beginning of that year, and deducted as a separate line item the pre-acquisition earnings attributable to the former 50% owner of OnSite.

     We have focused essentially all of our attention on our now wholly-owned business operations in OnSite. OnSite was formed, as a 50%-owned joint company with Parker, as a means for assembling the capital necessary to build and improve the ITD process and to generate market awareness and acceptance of ITD technology. We expect that a substantial portion of our revenues will continue to be generated from major international oil and gas industry participants, as well as from other industrial applications.

     In November 1996, we formed a 50%-owned joint company, OnSite Colombia, Inc., to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in Colombia.

     In January, 1998, OnSite Venezuela, Inc., our 100% owned subsidiary, commenced operations to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in Venezuela.

     In December, 1998, we formed a 50%-owned joint company, OnSite Arabia, Inc., to provide hydrocarbon contaminated soil reclamation and recycling services to oil and gas industry participants operating in the Arabian Gulf region.

     In April, 1999, we formed OnSite Environmental UK, Ltd., a wholly-owned subsidiary, for operations in Scotland.

     In July, 1999, we registered OnSite Mexico LLC, a wholly-owned subsidiary, for operations in Mexico.

RESULTS OF OPERATIONS

  Comparison of Operating Results -- Years Ended December 31, 1999 and 1998

     Summary. For the year ended December 31, 1999, a net loss of $483,000 was incurred as compared to a 1998 net loss of $799,000. The $316,000 reduction in net loss was primarily due to higher revenue and improved gross margins from a greater average number of ITD Units in service, partially offset by higher interest expense. Additional information follows.

     Revenue and Gross Margin. Revenue of $13.5 million for 1999 generated $7.3 million (54% of revenue) gross margin in 1999 as compared to revenue of $10.7 million and gross margin of $5.3 million (50% of revenue) in 1998. The majority of the 1999 increase in revenue was due to operating an average of 4.6 ITD Units during 1999 as compared to an average of 3.6 in 1998, an increase of 28%. The 4% increase in gross margin ratio was largely due to lower startup expenses as compared to 1998, improved processing efficiency in foreign operations and an overall more favorable project mix during the year just ended.

     Selling, General and Administrative ("SGA") Expense. SGA expense increased 9% during 1999 due to increased business activity in general (revenue increased 27%). Overall, the average number of management employees remained the same in 1999 as with the prior year.

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

     Interest Income. In 1999, we earned interest income from the investment of proceeds from long-term debt obtained in December 1997 and June 1998. The reduction in interest income resulted from a lower average cash balance during 1999.

     Interest Expense. During 1999, $1,455,000 of interest expense was incurred (including amortization of debt issuance costs of $522,000), compared to interest expense of $1,159,000 for 1998 (including amortization of debt issuance costs of $453,000). The $296,000 overall increase in interest expense for 1999 was due to lower interest expense capitalization caused by less ITD Unit construction activity during 1999 as compared to 1998, increased interest expense on two international leases in Colombia, and higher amortization of debt issuance costs as noted above.

     Income Taxes. The tax provision in 1999 and 1998 primarily relates to foreign income taxes incurred by our wholly-owned subsidiaries in Venezuela, Mexico and Scotland and in our 50%-owned subsidiary in Colombia. We have incurred net operating losses ("NOLs") in the U.S. in recent years, which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in Colombia have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. We are implementing tax planning strategies, which if successful, may result in our recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the NOLs and foreign tax credits will be utilized.

     Elimination of Minority Interest. Minority interest for 1999 and 1998 reflects our 50% minority partner's interest in the net income of OnSite Colombia for each respective year.

  Comparison of Operating Results -- Years Ended December 31, 1998 and 1997

     Summary. For the year ended December 31, 1998, we incurred a net loss of $799,000 as compared to a 1997 net loss of $1,849,000. The $1,050,000 reduction in net loss was primarily due to higher revenue and associated gross margins from a greater average number of our ITD Units in service, and the sale of an ITD system to a newly formed 50%-owned joint company. Also contributing to the reduction in net loss were favorable income tax provisions in foreign operations and the absence of the prior year's extraordinary charge from debt retirement. These factors were partially offset by the effect of slightly lower gross margins, and increased selling, general and administrative expenses, reflecting increased staffing, expanded marketing efforts, start-up expenses for Venezuela, and higher interest expense due to higher debt. Additional information follows.

     Revenue and Gross Margin. Revenue of $10.7 million for 1998 generated $5.3 million (50% of revenue) gross margin in 1998 as compared to revenue of $6.7 million and gross margin of $3.5 million (52% of revenue) in 1997. The majority of the 1998 increase in revenue was due to operating an average of 3.6 ITD Units during 1998 as compared to an average of 2.5 in 1997, an increase of 44%. The 2% decline in gross margin ratio was largely due to startup expenses in Venezuela and Mexico, and site relocation in Colombia.

     Selling, General and Administrative ("SGA") Expense. SGA expense increased during 1998 due to increased business activity in general, combined with startup expenses in OnSite Venezuela, increased efforts to market our technology, and corporate-level personnel additions and/or upgraded skills in such key areas as contract law, regulatory matters and international operations. Overall, the average number of management employees increased 33% in 1998, resulting in a total of 9 domestic and international management and supervisory personnel at the end of 1998, including corporate and administrative functions.

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

     Interest Income. In 1998, we earned interest income from investment of proceeds from long-term debt obtained in December 1997 and June 1998. During 1997, we earned interest income mainly from long-term debt received in the fourth quarter of 1996, which was paid back to Parker Drilling in December 1997. See Interest Expense below for additional details on long-term debt.

     Interest Expense. The 1998 increase in interest expense was due to increased borrowing to both fund our December 1997 purchase of Parker's 50% interest in OnSite, and to fund current operations and planned capital expenditures. During 1998, we incurred $1,159,000 interest expense (including amortization of debt issuance costs of $453,000). That compared to interest expense of $466,000 for 1997 which primarily related to the $3 million in debt retired in December 1997.

     Income Taxes. Our reported tax provision in 1998 and 1997 primarily relates to foreign income taxes incurred by our 50%-owned consolidated subsidiary OnSite Colombia. We have incurred net operating losses ("NOLs") in the U.S. in recent years, which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in Colombia have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. We are implementing tax planning strategies, which if successful, may result in our recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the NOLs and foreign tax credits will be utilized.

     Elimination of Minority Interest. Minority interest for 1998 and 1997 reflects our 50% minority partner's interest in the net income of OnSite Colombia for each respective year.

     Extraordinary Item. The extraordinary loss of $352,000 for 1997 resulted from the writeoff of deferred financing costs from the early repayment of the $3 million long-term debt due to Parker. This debt was repaid in connection with our acquisition of OnSite.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997 and 1996, we raised additional debt and equity capital to fund current operations, support the construction of our ITD Units, necessary for our future growth, and acquire the remaining 50% of OnSite from Parker. In December 1997, we raised $14 million in a private placement of Series B Convertible Preferred Stock, non-convertible Series C Preferred Stock, senior secured notes and warrants to purchase our Common Stock. The proceeds from this private placement were primarily used to fund the $8 million acquisition of OnSite, repay $3 million of long-term debt to a Parker subsidiary, and provide us with capital resources to continue funding current operations and planned capital expenditures. In the 1997 private placement, we received $6 million in proceeds from senior secured notes and a commitment by the investors for an additional $5 million of long-term debt, provided that we remain in compliance with the loan covenants of the secured notes. We subsequently borrowed the additional $5 million in June 1998.

     Prior to the $14 million in funding described above, in the first quarter of 1997, we converted debt and related accrued interest totaling $1,262,000 to equity and completed a Regulation D Common Stock offering. The proceeds from these transactions, along with the $3 million long-term debt proceeds raised by us in December 1996 were used to support our operations throughout most of 1997.

     During 1997, we arranged capital leasing with third party lenders for two of our ITD Units operated in OnSite Colombia in order to improve cash flows. We have made and will continue to make capital expenditures for ITD Units, and at December 31, 1997, had placed orders for four additional units. Those four units were built and paid for by December 31, 1999. As the need for additional ITD Units increases, we plan to finance additional ITD Units through a combination of surplus operating cash flows, bank term financing, and potentially an additional sale of our equity. There can be no assurances that we will be able to obtain this additional financing.

     In December, 1998, we and an investor formed OnSite Arabia, Inc. ("OnSite Arabia"), a Cayman Islands company for the purpose of providing environmental remediation, reclamation and recycling services in Saudi Arabia, Qatar, Yemen, the United Arab Emirates, Bahrain, Kuwait and Oman. We own 50% of OnSite Arabia. Concurrent with the formation of OnSite Arabia, we sold 500,000 shares of our Common Stock in a private placement to an investor at a purchase price of $1.50 per share for total cash consideration of $750,000.

     In December 1998, we redeemed 1,037,736 shares of our Series B Convertible Preferred stock from a related party, Newpark Resources, Inc. ("Newpark"), in consideration for certain receivables due to us from Newpark. This transaction had the combined effect of reducing our working capital and stockholders' equity by approximately $1,100,000, and a reduction in common stock equivalents of 1,037,736 shares on a fully diluted basis. After the 1,037,736 share redemption, Newpark continues to hold 847,975 shares of our Series B Convertible Preferred stock.

     The functional currency of our foreign operations (Colombia, Venezuela, Mexico, Scotland and the Arabian Gulf region) is the U.S. dollar because customer invoicing, customer receivables, imported equipment and many of the operating cost factors are denominated in U.S. dollars. We plan to continue to implement the same approach as other foreign operations come on line so as to minimize our risks associated with foreign exchange fluctuation and its affect on our profitability.

     We estimate that our existing cash reserves and cash flows from operations will be sufficient to cover our cash requirements for 2000.

IMPACT OF YEAR 2000

     Our computer systems functioned properly with respect to dates in the year 2000, and we did not experience problems with significant suppliers or major customers regarding Year 2000 issues. We continue to maintain our contingency plans for potential Year 2000 problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk exposure related to changes in interest rates on our long-term debt facility. These instruments carry interest at a pre-agreed-upon percentage point spread from the prime interest rate. At December 31, 1999, we had $6.4 million outstanding under this facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $64,000 on an annual basis.

     We are subject to market risk related to fluctuations in the value of the U.S. dollar compared to certain foreign currencies. We have subsidiaries which operate in Colombia, Venezuela, Mexico, Scotland and the Arabian Gulf region. However, the functional currency used by each of these operating units is the U.S. dollar. Substantial portions of these operating units' invoicing, customer receivables, imported equipment and many operating cost factors are denominated in dollars. We attempt to maintain a balance between assets and liabilities denominated in foreign currencies, however, such currency levels are generally not significant. These factors serve to mitigate the impact on our financial statements associated with foreign exchange fluctuations.

     A hypothetical 10% fluctuation of the U.S. dollar relative to the currencies of Colombia, Venezuela, Mexico and Scotland would not materially adversely affect our expected 2000 earnings or cash flows regardless of the direction of the change in relation to the U.S. dollar. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels.

     While we are not a purchaser or producer of crude oil or related products, our customers to date have generally been large multinational oil and gas producing companies which are directly impacted by the fluctuations in the price of crude oil. Decreases in the price of crude oil directly affect our current customers' cash flows and may therefore affect our ability to collect receivables and our ability to generate repeat and new business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is included in this report as set forth in the "Table of Contents" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Ernst & Young LLP ("Ernst & Young") audited the financial statements for the years ended December 31, 1998 and 1997, and were dismissed on July 7, 1999. We engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as our new independent auditor on July 13, 1999.

     There were no disagreements between us and Ernst & Young, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report. Since January 1, 1997, and through the present, there were no reportable events requiring disclosure. We have authorized Ernst & Young to respond fully to inquiries from Pricewaterhouse regarding the disclosure in this Form 8-K.

     The report of Ernst & Young for the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change principal accountants was recommended and approved by our Audit Committee and Board of Directors and made at their request.

     During our two most recent fiscal years, and since then, Ernst & Young has not advised us that any of the following exist or are applicable:

          (1) That the internal controls necessary to develop reliable financial statements do not exist, that information has come to their attention that has lead them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management;

          (2) That we need to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with our financial statements for the foregoing reasons or any other reason; or

          (3) That they have advised us that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

     Prior to the engagement of Pricewaterhouse as independent auditors, we had not consulted Pricewaterhouse regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

     Ernst & Young has provided a letter addressed to the Securities and Exchange Commission pursuant to Regulation S-K Item 304 as to whether Ernst & Young agrees with the disclosure in this Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days at the end of our fiscal year on December 31, 1999.

     Information with respect to our executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of the report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference in our definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 1999.

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     Reports of Independent Accountants/Auditors

     Consolidated Balance Sheet as of December 31, 1999 and 1998.

     Consolidated Statement of Operations for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are not included in this Form 10-K Annual Report because they are not applicable or the required information is shown in the financial statements or notes thereto.

(B) EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1*           -- Certificate of Incorporation of the Registrant, as
                            amended.
          3.2*           -- Bylaws of the Registrant.
          4.1*           -- See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws of the Registrant defining
                            rights of holders of common stock of the Registrant.
          4.2*           -- Common Stock specimen.
          4.3.1**        -- Certificate of Designation, Preferences, Rights and
                            Limitations of Series B Convertible Preferred Stock.
          4.3.2**        -- Certificate of Designation, Preferences, Rights and
                            Limitations of Series C Preferred Stock.
          4.4*           -- Form of Warrant Certificate dated December 17, 1997
                            (Included in Exhibit 4.8).
          4.5*           -- Form of Registration Rights Agreement pursuant to Private
                            Placement Memorandum dated September 18, 1996.
          4.6*           -- Form of Registration Rights Agreement dated December 17,
                            1997, between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
          4.7*           -- Form of Warrant Agreement dated December 17, 1997,
                            between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
          4.8***         -- Form of Registration Rights Agreement dated December 7,
                            1998.
         10.2*           -- Loan and Security Agreement dated December 17, 1997 by
                            and among the Company, National Fuel & Energy, and OnSite
                            Technology, L.L.C. as Borrowers and Cahill, Warnock
                            Strategic Partners Fund, L.P., Strategic Associates,
                            L.P., Newpark Resources, Inc. and James H. Stone, as
                            Lenders.
         10.3*           -- Form of Registration Rights Agreement pursuant to Private
                            Placement Memorandum dated September 18, 1996.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.4*           -- Form of Registration Rights Agreement dated December 17,
                            1997, between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
         10.5*           -- Form of Warrant Agreement dated December 17, 1997,
                            between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
         10.6*           -- Employment Agreement of James S. Percell.
         10.7****        -- 1998 Stock Option Plan
         21.1*           -- Subsidiaries
         27.1*****       -- Financial Data Schedule

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

  *** Previously filed with Form S-3 as amended effective Feb 8, 1999.

 **** Previously filed as an exhibit to the Company's Annual Report on Form
      10-KSB as amended for the fiscal year ended December 31, 1998, and incorporated by reference thereto.

***** Filed herewith.

(C) REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2000.

                                            ENVIRONMENTAL SAFEGUARDS, INC.

                                            By:    /s/ JAMES S. PERCELL
                                              ----------------------------------
                                                       James S. Percell
                                               Director, Chairman of the Board,
                                                 Chief Executive Officer and
                                                           President

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ JAMES S. PERCELL                   Director, Chairman of the        March 13, 2000
-----------------------------------------------------    Board, Chief Executive
                  James S. Percell                       Officer and President

                   /s/ BRYAN SHARP                     Director                         March 13, 2000
-----------------------------------------------------
                     Bryan Sharp

                 /s/ ALBERT WOLFORD                    Director and Secretary           March 13, 2000
-----------------------------------------------------
                   Albert Wolford

                /s/ DAVID L. WARNOCK                   Director                         March 13, 2000
-----------------------------------------------------
                  David L. Warnock

                /s/ RONALD L. BIANCO                   Chief Financial Officer,         March 13, 2000
-----------------------------------------------------    Treasurer and Vice-Secretary
                  Ronald L. Bianco

                         ENVIRONMENTAL SAFEGUARDS, INC.

                             ---------------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                    WITH REPORTS OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                         ENVIRONMENTAL SAFEGUARDS, INC.

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
Reports of Independent Accountants..........................   F-2
Audited Financial Statements
  Consolidated Balance Sheet as of December 31, 1999 and
     1998...................................................   F-4
  Consolidated Statement of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................   F-5
  Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 1999, 1998 and 1997...........   F-6
  Consolidated Statement of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................   F-8
Notes to Consolidated Financial Statements..................   F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Environmental Safeguards, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Environmental Safeguards, Inc. as of December 31, 1999, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 10, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Environmental Safeguards, Inc.

     We have audited the accompanying consolidated balance sheet of Environmental Safeguards, Inc. (the "Company") as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Safeguards, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Houston, Texas
March 5, 1999

                         ENVIRONMENTAL SAFEGUARDS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Current assets:
  Cash and cash equivalents.................................  $ 1,944   $ 4,792
  Accounts receivable.......................................    3,579     1,734
  Equipment held for sale...................................       --     1,953
  Prepaid expenses..........................................       87       273
  Deferred taxes............................................       33        51
  Other current assets......................................       76       270
                                                              -------   -------
          Total current assets..............................    5,719     9,073
  Property and equipment, net...............................   10,835     8,256
  Acquired engineering design and technology, net...........    2,427     2,835
  Other assets..............................................        9        --
                                                              -------   -------
          Total assets......................................  $18,990   $20,164
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $ 2,098   $ 1,735
  Current portion of capital lease obligation...............       --       648
  Accounts payable..........................................      667       628
  Accrued liabilities.......................................      772       569
  Income taxes payable......................................      618        62
                                                              -------   -------
          Total current liabilities.........................    4,155     3,642
                                                              -------   -------
Long-term debt..............................................    4,325     6,636
Minority interest...........................................    3,554     2,073
Commitments and contingencies
Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001 par
     value (aggregate liquidation value -- $2,897,700)
     5,000,000 shares authorized; 2,733,686 shares issued
     and outstanding........................................        3         3
  Preferred stock; Series C non-convertible, non-voting,
     cumulative; $.001 par value (aggregate liquidation
     value -- $4,000,000); 400,000 shares authorized, issued
     and outstanding........................................        1         1
  Common stock; $.001 par value; 50,000,000 shares
     authorized; 10,112,144 and 10,092,444 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................       10        10
  Additional paid-in capital................................   14,329    14,318
  Accumulated deficit.......................................   (7,387)   (6,519)
                                                              -------   -------
          Total stockholders' equity........................    6,956     7,813
                                                              -------   -------
          Total liabilities and stockholders' equity........  $18,990   $20,164
                                                              =======   =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Revenue.....................................................  $13,514   $10,672   $ 6,678
Cost of revenue.............................................    6,197     5,378     3,226
                                                              -------   -------   -------
  Gross margin..............................................    7,317     5,294     3,452
Selling, general and administrative expenses................    3,741     3,435     2,059
Amortization of acquired engineering design and
  technology................................................      408       407        17
Research and development....................................       70        48       786
                                                              -------   -------   -------
  Income from operations....................................    3,098     1,404       590
Other income (expenses):
  Interest income...........................................      130       290       192
  Interest expense..........................................   (1,455)   (1,159)     (466)
  Foreign currency translation gains (losses)...............       21       (23)      (31)
  Other.....................................................       40        40         4
                                                              -------   -------   -------
Income before provision for income taxes, minority interest, elimination of pre-acquisition earnings of subsidiary and
  extraordinary item........................................    1,834       552       289
Provision for income taxes..................................    1,396       756     1,205
                                                              -------   -------   -------
Income (loss) before minority interest, elimination of
  pre-acquisition earnings of subsidiary and extraordinary
  item......................................................      438      (204)     (916)
Minority interest...........................................     (921)     (595)     (547)
Elimination of pre-acquisition earnings of subsidiary.......       --        --       (34)
                                                              -------   -------   -------
Loss before extraordinary item..............................     (483)     (799)   (1,497)
Extraordinary loss on extinguishment of debt................       --        --      (352)
                                                              -------   -------   -------
Net loss....................................................  $  (483)  $  (799)  $(1,849)
                                                              =======   =======   =======
Net loss applicable to common stockholders..................  $(1,244)  $(1,572)  $(5,880)
                                                              =======   =======   =======
Basic and dilutive loss per share:
  Before extraordinary item.................................  $ (0.12)  $ (0.17)  $ (0.61)
  Extraordinary item........................................       --        --     (0.04)
                                                              -------   -------   -------
  Net loss per share........................................  $ (0.12)  $ (0.17)  $ (0.65)
                                                              =======   =======   =======
Weighted average shares outstanding (basic and dilutive)....   10,102     9,495     9,075
                                                              =======   =======   =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   SERIES B    SERIES C             UNISSUED   ADDITIONAL
                                   PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN     ACCUMULATED
                                     STOCK       STOCK     STOCK     STOCK      CAPITAL       DEFICIT      TOTAL
                                   ---------   ---------   ------   --------   ----------   -----------   -------
Balance at January 1, 1997.......     $--         $--       $ 7      $ 813      $ 4,152       $(3,457)    $ 1,515
Issuance of common stock
  including shares for which the
  proceeds were received in 1996
  (333,400 shares)...............      --          --        --       (689)         833            --         144
Exercise of stock options
  (100,000 shares)...............      --          --        --         --           60            --          60
Issuance in conversion of
  debentures and related accrued
  interest (1,994,037 shares)....      --          --         2        (68)       1,125            --       1,059
Repurchase and cancellation of
  stock warrants originally
  issued in connection with the
  funding of long-term debt in
  1996...........................      --          --        --         --         (170)           --        (170)
Issuance of 3,771,422 shares of
  Series B preferred stock.......       4          --        --         --        3,998            --       4,002
Issuance of 400,000 shares of
  Series C preferred stock.......      --           1        --         --        3,191            --       3,192
Issuance of 707,142 warrants to
  purchase common stock..........      --          --        --         --        1,270            --       1,270
Dividends on Series C preferred
  stock..........................      --          --        --         --           --           (17)        (17)
Net loss.........................      --          --        --         --           --        (1,849)     (1,849)
                                      ---         ---       ---      -----      -------       -------     -------
Balance at December 31, 1997.....     $ 4         $ 1       $ 9      $  56      $14,459       $(5,323)    $ 9,206
                                      ===         ===       ===      =====      =======       =======     =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   SERIES B    SERIES C             UNISSUED   ADDITIONAL
                                   PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN     ACCUMULATED
                                     STOCK       STOCK     STOCK     STOCK      CAPITAL       DEFICIT      TOTAL
                                   ---------   ---------   ------   --------   ----------   -----------   -------
Balance at December 31, 1997.....     $ 4         $ 1       $ 9       $ 56      $14,459       $(5,323)    $ 9,206
Issuance of common stock for
  agreements reached in 1995
  (40,179 shares)................      --          --        --        (56)          56            --          --
Exercise of stock options
  (270,000 shares)...............      --          --        --         --          162            --         162
Cancellation of Series B
  Preferred stock in exchange for
  accounts receivable from an
  affiliate (1,037,736 shares)
  (Note 13)......................      (1)         --        --         --       (1,099)           --      (1,100)
Issuance of common stock for cash
  (500,000 shares)...............      --          --         1         --          740            --         741
Dividends on Series C preferred
  stock..........................      --          --        --         --           --          (397)       (397)
Net loss.........................      --          --        --         --           --          (799)       (799)
                                      ---         ---       ---       ----      -------       -------     -------
Balance at December 31, 1998.....       3           1        10         --       14,318        (6,519)      7,813
Exercise of stock options (19,700
  shares)........................      --          --        --         --           11            --          11
Dividends on series C preferred
  stock..........................      --          --        --         --           --          (385)       (385)
Net loss.........................      --          --        --         --           --          (483)       (483)
                                      ---         ---       ---       ----      -------       -------     -------
Balance at December 31, 1999.....     $ 3         $ 1       $10       $ --      $14,329       $(7,387)    $ 6,956
                                      ===         ===       ===       ====      =======       =======     =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Cash flows from operating activities:
  Net loss..................................................  $  (483)  $  (799)  $(1,849)
  Adjustment to reconcile net loss to net cash provided by
     (used in) operating activities:
     Extraordinary loss.....................................       --        --       352
     Minority interest......................................      921       595        --
     Elimination of pre-acquisition earnings of
       subsidiary...........................................       --        --        34
     Write-off of acquired research and development.........       --        --       762
     Common stock exchanged for services and interest
       expense..............................................       --        --        30
     Deferred tax expense...................................       18        34        --
     Depreciation expense...................................    1,814     1,208        45
     Amortization expense...................................      408       407       119
     Changes in operating assets and liabilities, net of
       effects of acquisition:
       Accounts receivable..................................   (1,845)   (1,280)     (116)
       Equipment held for sale..............................      545    (1,546)       --
       Prepaid expenses and other assets....................      371       (98)     (344)
       Accounts payable.....................................       39       148       163
       Accrued liabilities..................................      203       203        19
       Income taxes payable.................................      556      (463)      118
                                                              -------   -------   -------
          Net cash provided by (used in) operating
            activities......................................    2,547    (1,591)     (667)
                                                              -------   -------   -------
Cash flows from investing activities:
  Acquisition of remaining 50% interest in OnSite, net of
     cash acquired..........................................       --        --    (6,609)
  Purchase of property and equipment........................   (1,835)   (2,435)      (40)
  Investment in OnSite......................................       --        --    (1,050)
                                                              -------   -------   -------
          Net cash used in investing activities.............   (1,835)   (2,435)   (7,699)
                                                              -------   -------   -------
Cash flows from financing activities:
  Net proceeds from long-term debt and convertible
     debentures.............................................       --     5,000     6,191
  Payments on long-term debt................................   (1,948)   (1,590)   (3,000)
  Payments on capital lease obligations.....................     (648)   (1,484)       --
  Repurchase of stock warrants..............................       --        --      (170)
  Net proceeds from sale of common stock, preferred stock,
     stock warrants and stock options.......................       11       903     8,668
  Dividends paid on Series C preferred stock................     (385)     (397)       --
  Distribution to minority interest.........................     (590)     (300)       --
                                                              -------   -------   -------
          Net cash provided by (used in) financing
            activities......................................   (3,560)    2,132    11,689
                                                              -------   -------   -------
Net increase (decrease) in cash and cash equivalents........   (2,848)   (1,894)    3,323
Cash and cash equivalents, beginning of year................    4,792     6,686     3,363
                                                              -------   -------   -------
Cash and cash equivalents, end of year......................  $ 1,944   $ 4,792   $ 6,686
                                                              =======   =======   =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $ 1,469   $ 1,120   $   421
                                                              =======   =======   =======
  Cash paid for income taxes................................  $   840   $ 1,185   $   859
                                                              =======   =======   =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Environmental Safeguards, Inc. (the "Company") provides environmental remediation and hydrocarbon reclamation/recycling services principally to oil and gas companies, using proprietary Indirect Thermal Desorption ("ITD") technology. To date the primary service offered by the Company has been the remediation of soil contaminated by oil-based drill cuttings and the subsequent recovery of diesel and synthetic oils which were in the drill cuttings.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries after elimination of all significant intercompany accounts and transactions.

  Management Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the valuation of deferred tax assets and the realizability of accounts receivable.

  Research and Development

     Research and development activities are expensed as incurred, including costs relating to patents or rights which may result from such expenditures.

  Revenue Recognition

     Revenue is recognized at the time services are performed or when products are shipped.

  Concentrations of Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains its cash with major financial institutions selected based upon management's assessment of the banks' financial stability and international capability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to multinational energy companies operating in the United States, the United Kingdom and Latin America. Collateral is generally not required for credit granted. At December 31, 1999, essentially all of the Company's trade receivables were due from three multinational energy companies for services performed in Latin America (Mexico, Colombia and Venezuela) and from a private company operating and headquartered in the United Kingdom. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses when necessary.

  Cash Equivalents

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

                         ENVIRONMENTAL SAFEGUARDS, INC.

  Equipment Held for Sale

     Equipment held for sale represents ITD Units awaiting shipment or held for sale to third parties. Such units are stated at the lower of cost or market and cost is determined based upon specific identification.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 years for ITD Units and 3 to 5 years for office furniture and equipment, and transportation and other equipment. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation, and any gain or loss from disposition is reflected in operations currently.

  Income Taxes

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization.

  Stock-Based Compensation

     Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

  Acquired Engineering Design and Technology

     Acquired engineering design and technology represents the intangible value associated with certain proprietary equipment and process designs acquired by the Company in the acquisition of OnSite (See Note 2). This intangible asset is being amortized over an estimated useful life of 8 years using the straight-line method. As of December 31, 1999 and 1998, the accumulated amortization was $832,000 and $424,000, respectively.

  Impairment of Long-Lived Assets

     In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

                         ENVIRONMENTAL SAFEGUARDS, INC.

  Translation of Foreign Currencies

     The financial statements of foreign subsidiaries are measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income.

  Fair Value of Financial Instruments

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

2. ACQUISITION OF ONSITE TECHNOLOGY, L.L.C.

     Prior to December 17, 1997, the Company held a 50% non-controlling interest in OnSite Technology, L.L.C. ("OnSite"). On December 17, 1997, the Company acquired Parker Drilling Company's 50% interest in OnSite and, accordingly, OnSite became a wholly-owned consolidated subsidiary of the Company. Prior to this transaction, the Company accounted for the investment in OnSite on the equity method. The $8 million purchase price and the required repayment of $3 million of long-term debt due to a Parker subsidiary was financed through a private placement of Series B convertible preferred stock, Series C preferred stock, senior secured notes, and warrants for shares of the Company's common stock to a third party investor group. This acquisition was accounted for using the purchase method of accounting and the results of operations of OnSite were consolidated with the Company's for the year ended December 31, 1997 with a deduction in the consolidated statement of operations for preacquisition earnings attributable to Parker's interest prior to December 17, 1997.

     The $8 million purchase price was allocated to the assets acquired and liabilities assumed based on independent valuation. Approximately $762,000 of the purchase price was allocated to research and development activities which had not yet reached technological feasibility. This amount has been included in the Company's 1997 consolidated statement of operations as acquired research and development. Following is a summary of assets acquired and liabilities assumed in the purchase.

                                                              (IN THOUSANDS)
Assets acquired:
  Fair value of tangible assets acquired....................      $5,072
  Engineering design and technology.........................       3,259
  Acquired research and development.........................         762
                                                                  ------
                                                                   9,093
Liabilities assumed.........................................       2,484
                                                                  ------
Cash paid to Parker, net of cash in OnSite..................      $6,609
                                                                  ======

     Acquired research and development consisted of specific projects targeted at improving the processing characteristics of the Company's ITD units. These research and development projects were successfully completed in 1998 and the results were incorporated in the Company's ITD units produced in 1998 and 1999.

     The following unaudited summary proforma information presents the consolidated results of operations as if the effective date of the acquisition occurred at the beginning of 1997 after giving effect to certain

                         ENVIRONMENTAL SAFEGUARDS, INC.

adjustments which include increased depreciation of ITD units, the expensing of acquired research and development and the additional interest expense associated with the financing of the transaction:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1997
                                                              --------------
                                                              (IN THOUSANDS)
Revenue.....................................................     $ 6,678
Loss before extraordinary item..............................     $(2,028)
Net loss....................................................     $(2,028)
Net loss available to common stockholders...................     $(2,696)
Basic and dilutive net loss per share.......................     $ (0.30)

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               1999      1998
                                                              -------   ------
                                                               (IN THOUSANDS)
ITD Remediation/Recycling Units.............................  $13,879   $9,369
Office furniture and equipment..............................      259      258
Transportation and other equipment..........................      581      349
                                                              -------   ------
                                                               14,719    9,976
Less accumulated depreciation and amortization..............    3,884    1,720
                                                              -------   ------
                                                              $10,835   $8,256
                                                              =======   ======

     Included in ITD Remediation/Recycling Units are units currently under construction of $1,638,000 at December 31, 1998. At December 31, 1999, all units were complete.

4. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               1999     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
Senior secured notes payable to certain corporate and
  individual investors (the "Investor Notes") funded in
  connection with the Company's acquisition of OnSite and
  subsequent exercise of an option for $5 million of
  additional debt under similar terms. (See Note 2) The
  notes have a original face value of $11 million and are
  carried net of an unamortized discount of approximately
  $64,000 and $586,000 at December 31, 1999 and 1998,
  respectively. Payments are due in quarterly principal
  installments of $541,000 plus accrued interest at a stated
  rate of prime plus 1.5% per year through December 2002.
  After considering the amortization of the discount, the
  notes bear an effective interest rate that approximates
  prime plus 9.9% per year. These notes are collateralized
  by all assets of the Company. ............................  $6,423   $8,371
Less current maturities.....................................   2,098    1,735
                                                              ------   ------
Long-term debt..............................................  $4,325   $6,636
                                                              ======   ======

     The Investor Notes contain certain covenants, the most restrictive of which requires the Company to maintain positive working capital of at least $2 million and precludes the Company from paying common

                         ENVIRONMENTAL SAFEGUARDS, INC.

dividends until the Investor Notes are repaid. During 1999, the Company requested and received a waiver of the working capital requirement for the duration of the Investor Notes. Management believes the Company is in compliance with all debt covenants.

     The Investor Notes included a commitment by the lenders to provide an additional $5 million supplemental loan under provisions similar to the initial loan provided that the Company remains in compliance with the terms of the initial loan. The Company exercised its option to obtain the $5 million supplemental loan in June 1998.

     The Investor Notes include a provision for the Company to issue to the lenders warrants to acquire up to a total of 707,142 shares of Common Stock of the Company upon the earlier of an event of default under the terms of the Investor Notes or February 17, 2000, provided, however, that if the Investor Notes are repaid in full prior to February 17, 2000, then no additional warrants would be issued, and further provided that if a portion of the Investor Notes are repaid prior to February 17, 2000, then warrants for a number of shares of Common Stock of the Company would be issued on a pro rata basis. Based on this provision in the Investor Notes, on February 17, 2000, the Company issued the lenders warrants to acquire 417,066 shares of the Company's common stock at $0.01 per share. These warrants have an approximate value of $438,000 which will be amortized as a discount over twenty-two months.

     The Investor Notes also include a further provision for the Company to issue the lenders warrants to acquire additional 188,571 shares of the Company's common stock at $0.01 per share if the Investor Notes are not prepaid in full by December 2001.

     Following is an analysis of future annual maturities of long-term debt:

YEAR ENDED
DECEMBER 31,
------------                                                  (IN THOUSANDS)
2000........................................................      $2,098
2001........................................................       2,163
2002........................................................       2,162
                                                                  ------
                                                                  $6,423
                                                                  ======

     During the years ended December 31, 1999, 1998 and 1997, the Company incurred interest charges as follows:

                                                               1999     1998    1997
                                                              ------   ------   ----
                                                                  (IN THOUSANDS)
Interest charged to expense.................................  $1,455   $1,159   $466
Interest capitalized as construction period interest........      45      228     --
                                                              ------   ------   ----
          Total interest....................................  $1,500   $1,387   $466
                                                              ======   ======   ====

5. LEASE COMMITMENTS

     During 1997, OnSite Colombia sold and leased back two indirect thermal desorption units. No gain or loss resulted from the sale of the first ITD Unit and a gain of $172,000 resulted from the sale of the second ITD Unit. The gain on the sale of the second unit was deferred and is being recognized as a reduction in depreciation expense over the remaining life of the ITD Unit. The related leases are being accounted for as capital leases. Amortization of leased assets is included in depreciation and amortization expense.

                         ENVIRONMENTAL SAFEGUARDS, INC.

     Included in property and equipment in the accompanying consolidated balance sheet at December 31, 1999 and 1998 are the following assets held under capital leases:

                                                               1999      1998
                                                              -------   ------
                                                               (IN THOUSANDS)
Indirect thermal desorption units...........................  $ 2,028   $2,028
Accumulated amortization....................................   (1,202)    (797)
                                                              -------   ------
Assets under capital leases, net............................  $   826   $1,231
                                                              =======   ======

     OnSite Colombia also leases certain equipment and facilities under operating leases. Certain of the leases provide for renewal options; however, only one such lease has an original term of greater than one year. Rental expense for operating leases was $57,000, $69,000 and $52,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

     Minimum lease payments due under operating leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 1999 are summarized as follows:

                         YEAR ENDED
                        DECEMBER 31,                          (IN THOUSANDS)
                        ------------                          --------------
2000........................................................       $ 63
2001........................................................         31
2002........................................................          9
                                                                   ----
          Total minimum lease payments......................       $103
                                                                   ====

     Included in other current assets at December 31, 1998, is $237,500 of restricted cash deposits that secure a letter of credit. Such letter of credit serves as a payment bond on one existing capital lease. During 1999, the letter of credit expired and the restriction on cash was released.

                         ENVIRONMENTAL SAFEGUARDS, INC.

6. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Tax on undistributed foreign income.......................  $   422   $   176
  Basis of property and equipment...........................      341        --
                                                              -------   -------
          Total deferred tax liabilities....................      763       176
                                                              -------   -------
Deferred tax assets:
  Net operating loss carryforwards..........................    1,911     1,244
  Foreign tax credit carryforwards..........................      744       636
  Purchased in-process research and development.............      225       259
  Basis of acquired engineering design and technology.......      132        --
  Deferred gain on sale of licensing agreement..............       31        66
  Deferred foreign municipal tax............................       23        26
  Other.....................................................       10        25
                                                              -------   -------
          Total deferred tax assets.........................    3,076     2,256
                                                              -------   -------
  Valuation allowance.......................................   (2,280)   (2,029)
                                                              -------   -------
                                                                  796       227
                                                              -------   -------
          Net deferred tax assets...........................  $    33   $    51
                                                              =======   =======

     For financial reporting purposes, income before income taxes, minority interest, eliminations of pre-acquisition earnings of subsidiary and extraordinary item includes the following components:

                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Pretax income (loss):
  United States.........................................  $(1,521)  $(1,027)  $(2,011)
  Foreign...............................................    3,355     1,579     2,300
                                                          -------   -------   -------
                                                          $ 1,834   $   552   $   289
                                                          =======   =======   =======

                         ENVIRONMENTAL SAFEGUARDS, INC.

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                               1999    1998    1997
                                                              ------   ----   ------
                                                                  (IN THOUSANDS)
Current:
  Federal...................................................  $   --   $ --   $   --
  Foreign...................................................   1,378    722    1,290
                                                              ------   ----   ------
          Total current.....................................   1,378    722    1,290
                                                              ------   ----   ------
Deferred:
  Federal...................................................      --     --       --
  Foreign...................................................      18     34      (85)
                                                              ------   ----   ------
          Total deferred....................................      18     34      (85)
                                                              ------   ----   ------
                                                              $1,396   $756   $1,205
                                                              ======   ====   ======

     The Company consolidates its 50% owned subsidiary, OnSite Colombia, Inc., a Cayman Island company that conducts operations in Colombia. The Cayman Island imposes no income tax on such operations. However, the operations in Colombia are subject to Colombian federal and local taxes.

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Federal statutory rate......................................   34%     34%     34%
Foreign (primarily Colombian) income taxes..................   76%    137%    417%
Increase in valuation allowance.............................  (14%)   (34%)   (34%)
Other.......................................................  (20%)    --%     --%
                                                              ---     ---     ---
                                                               76%    137%    417%
                                                              ===     ===     ===

     At December 31, 1999, for U.S. federal income tax reporting purposes, the Company has approximately $5,621,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire during the years ended December 31, 2001 to 2019. At December 31, 1999 the Company had approximately $2,188,000 of foreign tax credit carryforwards which can be offset against taxable income in Colombia. The benefit from carryforward of such foreign tax credits will expire during the years ended December 31, 2002 to 2004. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.

7. STOCKHOLDERS' EQUITY

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

  Series B Convertible Preferred Stock

     In 1997, the Company issued 3,771,422 shares of $0.001 par value Series B convertible preferred stock for $4,000,000, or $1.05 per share. Dividends are paid at the same rate as common stock based upon the conversion rate. The Series B convertible preferred stock can be converted to common stock at any time at the option of the holder. The initial rate is 1 common share for each preferred share; however, the conversion rate is subject to adjustments to prevent dilution. The holders of the Series B convertible preferred stock have essentially the same voting rights as the holders of common stock. The Series B convertible preferred stock has a liquidation preference of $1.06 per share plus any unpaid dividends. As discussed in Note 12, the Company canceled 1,037,736 shares of Series B convertible preferred stock in exchange for accounts receivable.

  Series C Preferred Stock

     In 1997, the Company issued 400,000 shares of Series C non-voting preferred stock with a $0.001 per share par value and a $10 per share stated value. The Series C preferred stock carries a quarterly dividend payable in arrears of prime (8.50% at December 31, 1999) plus 1.5% based on the stated value of the stock. The Series C preferred stock is redeemable at the option of the Company at a price of $10 per share plus any unpaid dividends. Proceeds of $4,000,000 from the Series C preferred stock were recorded net of a discount of $809,000, which included related offering costs incurred and the allocation of a portion of the proceeds to the warrants issued to the same investors. The allocation of proceeds between the Series C preferred stock, Investor Notes (See Note 4) and the warrants (see stock warrants below) was based upon relative fair values of the underlying securities. The Series C preferred stock is accreted to its liquidation value over a period of 26 months. The accretion of the Series C preferred stock is deducted from the net loss to derive the net loss applicable to common stockholders in the calculation of earnings per share (See Note 8).

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

  Unissued Common Stock

     Unissued common stock at December 31, 1997 represents shares for which cash proceeds or other consideration had been received but shares had not been issued.

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

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

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk-free interest rate of 7% for 1998 and 6% for 1997; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 0.873 for 1998 and 0.698 for 1997; and a weighted-average expected life of the options of 5 years. No options were granted in 1999 and, accordingly, no option pricing assumptions are presented.

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

  Stock Option Plan

     The Company has adopted the 1998 Stock Option Plan (the "Option Plan") under which stock options for up to 800,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Option Plan is designed to attract and reward key executive personnel. At December 31, 1999, the Company had granted options for 610,000 of a total of 800,000 shares of common stock reserved for issuance under the Option Plan.

     Stock options granted pursuant to the Option Plan expire not more than ten years from the date of grant and typically vest over two years, with 50% vesting after one year and 50% vesting in the succeeding year. All of the options granted by the Company were granted at an option price equal to the fair market value of the common stock at the date of grant.

  Proforma Disclosures

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life.

     During the year ended December 31, 1999, 626,730 of the Company's stock options were repriced from original exercise prices ranging from $2.50 to $5.00 per share to a new exercise price of $1.44 per share. The new exercise price was based on the quoted market value of the Company's common stock at the date of repricing. The repricing of options significantly impacted proforma financial information in 1999. The Company's proforma information follows:

                                                            1999        1998        1997
                                                          ---------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Proforma net loss.......................................   $(1,197)    $(1,457)    $(4,676)
Proforma net loss available to common stockholders......   $(1,958)    $(2,230)    $(8,707)
Proforma basic and dilutive loss per share..............   $ (0.19)    $ (0.23)    $ (0.96)

                         ENVIRONMENTAL SAFEGUARDS, INC.

     A summary of the Company's stock option activity and related information for the years ended December 31, 1999, 1998 and 1997 follows:

                                                            NUMBER OF
                                                             SHARES       WEIGHTED-AVERAGE
                                                          UNDER OPTIONS    EXERCISE PRICE
                                                          -------------   ----------------
Outstanding -- December 31, 1996........................    3,323,542           1.21
  Granted...............................................    1,598,144           2.82
  Exercised.............................................     (100,000)          0.60
  Forfeited.............................................           --             --
                                                            ---------
Outstanding -- December 31, 1997........................    4,821,686           1.76
  Granted...............................................      782,718           2.41
  Exercised.............................................     (270,000)          0.60
  Forfeited.............................................     (463,542)          5.00
                                                            ---------
Outstanding -- December 31, 1998........................    4,870,862           1.62
  Granted...............................................           --             --
  Exercised.............................................      (19,700)          0.60
  Forfeited.............................................           --             --
                                                            ---------
Outstanding -- December 31, 1999........................    4,851,162           1.38
                                                            =========
Exercisable -- December 31,
  1997..................................................    4,821,686           1.76
  1998..................................................    4,260,862           1.61
  1999..................................................    4,546,162           1.36

     The weighted-average fair value of options granted during the years ended December 31, 1998 and 1997 was $1.74 and $1.77, respectively. No options were granted during the year ended December 31, 1999; however the repricing of certain options reduced the weighted average exercise price by $0.25.

                         ENVIRONMENTAL SAFEGUARDS, INC.

     A summary of outstanding stock options at December 31, 1999, follows:

                                       REMAINING
NUMBER OF COMMON                      CONTRACTUAL
STOCK EQUIVALENTS   EXPIRATION DATE   LIFE (YEARS)   EXERCISE PRICE
-----------------   ---------------   ------------   --------------
                 Exercisable at December 31, 1999:
    2,470,300       November 2005         5.9            $0.60
      112,500       March 2007            7.2             1.44
      480,000       March 2007            7.2             2.50
       35,000       November 2007         7.9             1.44
      356,813       December 2007         8.0             1.44
      613,831       December 2007         8.0             3.00
        1,053       January 2008          8.1             2.38
          800       January 2008          8.1             3.12
          770       January 2008          8.1             3.25
          625       January 2008          8.1             4.00
       47,053       April 2008            8.7             5.00
      122,417       April 2008            8.7             1.44
      305,000       December 2008         9.0             1.69
             Non-exercisable at December 31, 1999:
      305,000       December 2008         9.0             1.69
    ---------
    4,851,162
    =========

STOCK WARRANTS

     Following is a summary of stock warrant activity:

                                                  NUMBER OF     EXERCISE        WEIGHTED
                                                   SHARES         PRICE       AVERAGE PRICE
                                                  ---------   -------------   -------------
Warrants outstanding at January 1, 1997.........   250,000    $        2.50       $2.50
  Issued........................................   757,143    $0.01 - $2.50       $0.17
  Canceled......................................  (300,000)   $        2.50          --
  Exercised.....................................        --               --          --
                                                  --------
Warrants outstanding at December 31, 1997.......   707,143    $        0.01       $0.01
  Issued........................................        --               --          --
  Canceled......................................        --               --          --
  Exercised.....................................        --               --          --
                                                  --------
Warrants outstanding at December 31, 1998.......   707,143    $        0.01       $0.01
  Issued........................................        --               --          --
  Canceled......................................        --               --          --
  Exercised.....................................        --               --          --
                                                  --------
Warrants outstanding at December 31, 1999.......   707,143    $        0.01       $0.01
                                                  ========

     All warrants outstanding at December 31, 1999 and 1998 were issued in connection with the sale of the Company's Series B and Series C preferred stock and the funding of the Investor Notes (See Note 4). The warrants bear an exercise price of $0.01 per share, are currently exercisable, and expire in December 2007. On February 17, 2000, the Company issued 417,066 warrants related to notes payable (See Note 4).

                         ENVIRONMENTAL SAFEGUARDS, INC.

8. EARNINGS PER SHARE

     For the years ended December 31, 1999, 1998 and 1997, due to the fact that the Company incurred net losses, all common stock equivalents have been excluded from the calculation of earnings per share because their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the common stock equivalents (totaling 8,291,991 at December 31, 1999) disclosed in Note 7 be included in the calculation of the weighted average shares outstanding for periods in which net income is reported, using the treasury stock method.

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

     Following is the reconciliation of net loss to the net loss applicable to common stockholders:

                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Net loss................................................  $  (483)  $  (799)  $(1,849)
Less:
  Beneficial conversion feature Series B preferred
     stock..............................................       --        --    (3,998)
  Series C Preferred stock dividends ($0.9275, $0.9925
     and $0.0425 per share) in 1999, 1998 and 1997,
     respectively.......................................     (385)     (397)      (17)
  Accretion of discount on Series C preferred stock
     (Note 7)...........................................     (376)     (376)      (16)
                                                          -------   -------   -------
Net loss applicable to common stockholders..............  $(1,244)  $(1,572)  $(5,880)
                                                          =======   =======   =======

9. RESEARCH AND DEVELOPMENT

     During the year ended December 31, 1999, 1998 and 1997, expenditures for research and development were $71,000, $48,000 and $786,000, respectively. Expenditures for the year ended December 31, 1997 included approximately $762,000 of acquired research and development (See Note 2).

10. 401(k) SALARY DEFERRAL PLAN

     The Company has a 401(k) salary deferral plan (the "Plan") which became effective on January 1, 1998, for eligible employees who have met certain service requirements. The Plan does not provide for Company matching or discretionary contributions and, accordingly, the Company recognized no expense under the Plan in 1999 or 1998.

11. LITIGATION

     The Company is from time to time involved in litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the Company's existing litigation should have any material adverse effect on the Company's financial position or results of operations.

                         ENVIRONMENTAL SAFEGUARDS, INC.

12. RELATED PARTY TRANSACTIONS

     Effective January 1, 1998, the Company entered into a one year, $240,000 per month, remediation and recycling contract (the "Contract") with a corporation that is a significant preferred stockholder (the "Stockholder") and a member of the investment group that funded the Investor Notes (See Note 4). After the Contract was signed, the Stockholder was unable to fully utilize the Company's services and subsequently requested a release. The Company granted the release under the condition that the Stockholder compensate the Company for the six and one-half months of service. To fulfill its obligation, the Stockholder agreed that in addition to $460,000 of payments that had been made, the Stockholder would surrender 1,037,736 shares of Series B preferred stock in satisfaction of the remaining $1,100,000 receivable on the Company's books. The total revenue recognized under this contract during 1998 was $1,560,000.

     During 1998, the Company entered into a marketing assistance agreement (the "Marketing Agreement") with the minority owners of OnSite Colombia, Inc. Under the terms of the Marketing Agreement, in exchange for assisting the Company in its business expansion efforts, the minority owners received marketing assistance fees totaling $320,000 during each of the years ended December 31, 1999 and 1998.

     During December 1998, the Company formed a joint company, OnSite Arabia, Inc., with an investor group for the purpose of providing environmental remediation in the Arabian Gulf region. The Company sold two ITD Units to the newly formed joint company (one in 1999 and one in 1998) and recognized gains to the extent proceeds received exceeded the Company's proportional basis in the assets.

     During 1999 the Company incurred approximately $726,000 of marketing and administrative costs associated with the operations of OnSite Arabia and 50% of those costs were invoiced to the minority owners. At December 31, 1999 $67,000 of such costs remain uncollected from the minority owners and are in other current assets.

13. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION

     The Company currently operates in the environmental remediation and hydrocarbon reclamation/recycling services. Substantially all revenues result from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area and all intercompany revenue and expenses are eliminated in computing revenues and operating income (loss).

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

     Following is a summary of segment information:

                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Revenue:
  United States.........................................  $ 1,150   $ 2,708   $   246
  United Kingdom........................................      993        --        --
  Latin America.........................................   11,371     7,964     6,432
                                                          -------   -------   -------
          Total service revenue.........................  $13,514   $10,672   $ 6,678
                                                          =======   =======   =======
Depreciation and Amortization:
  United States.........................................  $ 1,029   $   851   $   139
  United Kingdom........................................      153        --        --
  Latin America.........................................    1,040       764        25
                                                          -------   -------   -------
          Total depreciation and amortization...........  $ 2,222   $ 1,615   $   164
                                                          =======   =======   =======
Income From Operations:
  United States.........................................  $  (230)  $   140   $(1,418)
  United Kingdom........................................      342        --        --
  Latin America.........................................    3,399     1,814     2,496
  Corporate.............................................     (413)     (550)     (488)
                                                          -------   -------   -------
          Total income from operations..................  $ 3,098   $ 1,404   $   590
                                                          =======   =======   =======
Assets:
  United States.........................................  $ 6,574   $ 7,929   $ 8,041
  United Kingdom........................................    1,840        --        --
  Latin America.........................................    6,993     6,221     5,751
  Middle East...........................................    3,390     1,695        --
  Corporate.............................................      193     4,319     4,506
                                                          -------   -------   -------
          Total assets..................................  $18,990   $20,164   $18,298
                                                          =======   =======   =======
Capital Expenditures:
  United States.........................................  $    28   $   959   $    40
  United Kingdom........................................      112        --        --
  Latin America.........................................       --       326        --
  Middle East...........................................    1,695     1,695        --
                                                          -------   -------   -------
          Total capital expenditures....................  $ 1,835   $ 2,980   $    40
                                                          =======   =======   =======
Number of Customers:
  United States.........................................        1         2         1
  United Kingdom........................................        1        --        --
  Latin America.........................................        4         2         1
                                                          -------   -------   -------
                                                                6         4         2
                                                          =======   =======   =======

     Prior to December 17, 1997, OnSite Colombia was treated for financial reporting as an equity investment (See Note 2). During the years ended December 31, 1999 and 1998, the Company's largest customer accounted for 58% and 71% of service revenue, respectively.

                         ENVIRONMENTAL SAFEGUARDS, INC.

14. NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company engaged in certain non-cash investing and financing activities as follows:

                                                              1999     1998     1997
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Indirect Thermal Desorption Unit value contributed by the
  minority owner in Arabia.................................  $1,150   $1,150   $   --
Transferred ITD Unit cost to property and equipment
  (to)/from equipment held for sale, net of accumulated
  depreciation of $350 in 1999 and 1998....................   1,408     (407)      --
Series B preferred stock repurchased in exchange for
  accounts receivable......................................      --    1,100       --
Conversion of debentures to common stock, net of deferred
  offering costs...........................................      --       --      889
Assumption of liabilities upon acquisition of OnSite
  Technology, L.L.C. (Includes $607 minority interest in
  OnSite Colombia, Inc.)...................................      --       --    2,484
Deferred gain offset in acquisition of OnSite..............      --       --      193

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1*           -- Certificate of Incorporation of the Registrant, as
                            amended.
          3.2*           -- Bylaws of the Registrant.
          4.1*           -- See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws of the Registrant defining
                            rights of holders of common stock of the Registrant.
          4.2*           -- Common Stock specimen.
          4.3.1**        -- Certificate of Designation, Preferences, Rights and
                            Limitations of Series B Convertible Preferred Stock.
          4.3.2**        -- Certificate of Designation, Preferences, Rights and
                            Limitations of Series C Preferred Stock.
          4.4*           -- Form of Warrant Certificate dated December 17, 1997
                            (Included in Exhibit 4.8).
          4.5*           -- Form of Registration Rights Agreement pursuant to Private
                            Placement Memorandum dated September 18, 1996.
          4.6*           -- Form of Registration Rights Agreement dated December 17,
                            1997, between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
          4.7*           -- Form of Warrant Agreement dated December 17, 1997,
                            between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
          4.8***         -- Form of Registration Rights Agreement dated December 7,
                            1998.
         10.2*           -- Loan and Security Agreement dated December 17, 1997 by
                            and among the Company, National Fuel & Energy, and OnSite
                            Technology, L.L.C. as Borrowers and Cahill, Warnock
                            Strategic Partners Fund, L.P., Strategic Associates,
                            L.P., Newpark Resources, Inc. and James H. Stone, as
                            Lenders.
         10.3*           -- Form of Registration Rights Agreement pursuant to Private
                            Placement Memorandum dated September 18, 1996.
         10.4*           -- Form of Registration Rights Agreement dated December 17,
                            1997, between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
         10.5*           -- Form of Warrant Agreement dated December 17, 1997,
                            between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
         10.6*           -- Employment Agreement of James S. Percell.
         10.7****        -- 1998 Stock Option Plan
         21.1*           -- Subsidiaries
         27.1*****       -- Financial Data Schedule

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

  *** Previously filed with Form S-3 as amended effective Feb 8, 1999.

 **** Previously filed as an exhibit to the Company's Annual Report on Form
      10-KSB as amended for the fiscal year ended December 31, 1998, and incorporated by reference thereto.

***** Filed herewith.