Form 10-K405/A
period 1999-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2000-03-30
CIK 1017616

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                           FORM 10-K AMENDMENT NO. 1


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Item 8 and Item 14 are amended in this Amendment No. 1 to correct a typographical error which was contained in the opinion of Ernst & Young LLP in our Form 10-K for the fiscal year ended December 31, 1999, which was originally filed on March 14, 2000. There are no other changes or amendments to our original Form 10-K for the fiscal year ended December 31, 1999.

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
         10.4*           -- Form of Registration Rights Agreement dated December 17,
                            1997, between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
         10.5*           -- Form of Warrant Agreement dated December 17, 1997,
                            between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
         10.6*           -- Employment Agreement of James S. Percell.
         10.7****        -- 1998 Stock Option Plan
         16.1*****       -- Letter regarding change in Certified Public Accountant
         21.1*           -- Subsidiaries
         21.2*****       -- Additional Subsidiaries
         27.1*****       -- Financial Data Schedule

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

                                   SIGNATURES


     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.


                                            ENVIRONMENTAL SAFEGUARDS, INC.

                                            By:    /s/ JAMES S. PERCELL
                                              ----------------------------------
                                                       James S. Percell
                                               Director, Chairman of the Board,
                                                 Chief Executive Officer and
                                                           President

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ JAMES S. PERCELL                   Director, Chairman of the        March 30, 2000
-----------------------------------------------------    Board, Chief Executive
                  James S. Percell                       Officer and President

                   /s/ BRYAN SHARP                     Director                         March 30, 2000
-----------------------------------------------------
                     Bryan Sharp

                 /s/ ALBERT WOLFORD                    Director and Secretary           March 30, 2000
-----------------------------------------------------
                   Albert Wolford

                /s/ DAVID L. WARNOCK                   Director                         March 30, 2000
-----------------------------------------------------
                  David L. Warnock

                /s/ RONALD L. BIANCO                   Chief Financial Officer,         March 30, 2000
-----------------------------------------------------    Treasurer and Vice-Secretary
                  Ronald L. Bianco

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



     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Safeguards, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

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