Form 10-Q
period 2000-03-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2000-05-08
CIK 1017616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2000

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


CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 or 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND 2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                            Yes [X]      No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT MAY 5, 2000, APPROXIMATELY 10,112,144 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                            Yes [ ]      No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.


                                    CONTENTS


PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Condensed Balance Sheet as of March 31, 2000 (unaudited) and December 31, 1999.

             Unaudited Consolidated Condensed Statement of Operations for the three months ended March 31, 2000 and 1999.

             Unaudited Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2000 and 1999.

             Selected Notes to Unaudited Consolidated Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                         ENVIRONMENTAL SAFEGUARDS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     MARCH 31,
                                                       2000         DECEMBER 31,
ASSETS                                              (UNAUDITED)         1999
                                                    ------------    ------------
Current assets:
  Cash and cash equivalents                         $      1,854      $  1,944
  Accounts receivable                                      2,169         3,579
  Prepaid expenses                                           173            87
  Deferred taxes                                              35            33
  Other current assets                                       132            76
                                                    ------------      --------
    Total current assets                                   4,363         5,719

Property and equipment, net                               10,285        10,835
Acquired engineering design and
  technology, net                                          2,325         2,427
Other assets                                                  12             9
                                                    ------------      --------
      Total assets                                  $     16,985      $ 18,990
                                                    ============      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                 $      1,894      $  2,098
  Accounts payable                                           777           667
  Accrued liabilities                                        471           772
  Income taxes payable                                       483           618
                                                    ------------      --------
    Total current liabilities                              3,625         4,155
                                                    ------------      --------
Long-term debt, net of current portion                     3,654         4,325

Minority interest                                          2,970         3,554

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting,
    $.001 par value (aggregate liquidation
    value - $2,897,700); 5,000,000 shares
    authorized; 2,733,686 shares issued and
    outstanding                                                3             3
  Preferred stock; Series C non-conver-
    tible, non-voting, cumulative; $.001 par
    value (aggregate liquidation value -
    $4,000,000); 400,000 shares authorized,
    issued and outstanding                                     1             1
  Common stock; $.001 par value; 50,000,000
    shares authorized; 10,112,144 shares
    issued and outstanding                                    10            10
  Additional paid-in capital                              14,767        14,329
  Accumulated deficit                                     (8,045)       (7,387)
                                                    ------------      --------
    Total stockholders' equity                             6,736         6,956
                                                    ------------      --------
      Total liabilities and stockholders'
        equity                                      $     16,985      $ 18,990
                                                    ============      ========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
Revenue                                                $  3,328        $  4,210
Cost of revenue                                           1,884           2,018
                                                       --------        --------
  Gross margin                                            1,444           2,192

Selling, general and administrative
  expenses                                                  962             865
Amortization of acquired engineering design
  and technology                                            102             102
Research and development                                     18              15
                                                       --------        --------
    Income from operations                                  362           1,210

Other income (expense):
  Interest income                                             7              51
  Interest expense                                         (273)           (278)
  Foreign currency translation (gains)
    losses                                                   38              (5)
                                                       --------        --------
Income before provision for income
  taxes and minority interest                               134             978

Provision for income taxes                                  379             356
                                                       --------        --------
Income (loss) before minority interest                     (245)            622

Minority interest                                          (312)           (293)
                                                       --------        --------
Net income (loss)                                      $   (557)       $    329
                                                       ========        ========
Net income (loss) available to common
  stockholders                                         $   (705)       $    142
                                                       ========        ========
Basic earnings (loss) per common share                 $  (0.07)       $   0.01
                                                       ========        ========
Weighted average shares outstanding                      10,112          10,092
                                                       ========        ========
Diluted earnings (loss) per common share               $  (0.07)        $  0.01
                                                       ========        ========
Weighted average number of diluted common
  shares outstanding                                     10,112          14,934
                                                       ========        ========

              The accompanying notes are an integral part of these
            unaudited `consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   ----------
                                 (IN THOUSANDS)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                         ----------------------
                                                          2000           1999
                                                         -------        -------
Cash flows from operating activities:
  Net income (loss)                                      $  (557)       $   329
  Adjustment to reconcile net income
    (loss) to net cash provided by
    operating activities                                   1,901          1,115
                                                         -------        -------
      Net cash provided by operating
        activities                                         1,344          1,444
                                                         -------        -------
Cash flows from investing activities:
  Purchases of property and equipment                       --           (1,412)
                                                         -------        -------
Cash flows from financing activities:
  Payments on long-term debt                                (437)          (428)
  Payments on capital lease obligation                      --             (369)
  Distribution to minority interest                         (896)          --
  Dividends on Series C preferred stock                     (101)           (92)
                                                         -------        -------
      Net cash used by financing
        activities                                        (1,434)          (889)
                                                         -------        -------
Net decrease in cash and cash equivalents                    (90)          (857)

Cash and cash equivalents, beginning of
  period                                                   1,944          4,792
                                                         -------        -------
Cash and cash equivalents, end of period                 $ 1,854        $ 3,935
                                                         =======        =======

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                                   ----------

1.     GENERAL

       The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Environmental Safeguards, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                                   ----------

3.     EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants, totaling 8,709,057 as of March 31, 2000, were not included in the computation of diluted earnings per common share for 2000 since their inclusion would have been anti-dilutive.

       The following table sets forth the computation of basic and diluted earnings per share:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ----------------------
                                                      2000             1999
                                                     -------          -----
                                                        (IN THOUSANDS)
       Numerator:
         Net income (loss)                           $  (557)         $   329
         Series C preferred stock dividends             (101)             (93)
         Accretion of discount on Series C
           preferred stock                               (47)             (94)
                                                     -------          -------
         Numerator for basic and dilutive
           earnings per share-income (loss)
           available to common stockholders          $  (705)         $   142
                                                     =======          =======
       Denominator:
         Denominator for basic earnings per
           share-weighted average shares             10,112            10,092

         Effect of dilutive securities:
           Employee stock options                      -                1,406
           Warrants                                    -                  702
           Convertible Series B preferred
             stock                                     -                2,734
                                                    -------           -------
         Dilutive potential common shares              -                4,842
                                                    -------           -------
         Denominator for diluted earnings
           per share-adjusted weighted
           average shares and assumed con-
           versions                                  10,112            14,934
                                                    =======           =======


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                                   ----------


4.     SUPPLEMENTAL INFORMATION FOR STATEMENT OF CASH FLOWS

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -----------------------
                                                      2000              1999
                                                     -------           -----
                                                         (IN THOUSANDS)
       Issuance of warrants in connec-
         tion with long-term debt
         agreement                                   $   438           $   -

       Indirect Thermal Desorption Unit
         value contributed by the minority
         owner in Arabia                                 -               1,150

       Transferred ITD Unit cost from pro-
         perty and equipment to equipment
         held for sale                                   -                 545

5.     SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION

       The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

       Following is a summary of segment information:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    -------------------------
                                                     2000              1999
                                                    -------           -------
                                                       (IN THOUSANDS)
       Revenue:
         United States                              $   116           $ 1,150
         United Kingdom                                  44              -
         Latin America                                3,168             3,060
                                                    -------           -------
           Total revenue                            $ 3,328           $ 4,210
                                                    =======           =======
       Income (loss) from operations:
         United States                              $  (416)          $   219
         United Kingdom                                (110)             -
         Latin America                                  964             1,068
         Corporate                                      (86)              (77)
                                                    -------           -------
           Total income (loss) from operations      $   352           $ 1,210
                                                    =======           =======

                                                              AS OF
                                                    --------------------------
                                                    MARCH 31,         DECEMBER
                                                      2000            31, 1999
                                                    ---------         --------
       Assets:
         United States                              $ 7,391           $ 6,574
         United Kingdom                               1,172             1,840
         Latin America                                4,945             6,993
         Middle East                                  3,390             3,390
         Corporate                                       87               193
                                                    -------           -------
           Total assets                             $16,985           $18,990
                                                    =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated condensed financials statements and related notes included elsewhere in this report, and with our Annual Report on Form 10-K for the year ended December 31, 1999.

Information Regarding and Factors Affecting Forward-Looking Statements

         We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. Certain statements in this Form 10-Q are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance, however, that our expectations, beliefs or projections will result, be achieved, or be accomplished.

         In addition to other facts and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse affects on our financial condition and results of operations: our ability to attain widespread market acceptance of our technology; our ability to obtain acceptable forms and amounts of financing to fund planned expansion; the demand for, and price level of, our services; competitive factors; the actual useful life of our equipment; our ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; our ability to protect proprietary technology; our dependence on key personnel; the effect of business interruption due to political unrest; foreign exchange fluctuation risk; and our ability to maintain acceptable utilization rates on our equipment. We are not obligated to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

Overview

         We provide environmental reclamation and recycling services to companies engaged in land-based oil and gas exploration, waste management, and other industrial applications. Substantially all of our technologies and services are provided through OnSite Technology ("OnSite"), our wholly-owned operating subsidiary that forms the cornerstone of our worldwide operations, and we continue to devote substantially all our efforts to the development of markets for OnSite's services.

         Oil and gas exploration, refinery and other types of industrial activities often produce significant quantities of petroleum-contaminated drill cuttings and waste, from which our Indirect Thermal Desorption ("ITD") units extract and recover the hydrocarbons as re-useable or re-saleable liquids, and produce recycled soil which is compliant with environmental regulations. We have expanded OnSite's activities to include use of our ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining, petrochemical and waste management sites, as well as at Superfund, DOD and DOE sites.

         We operate internationally through our 100%-owned subsidiaries in Venezuela, Mexico and the United Kingdom, and our 50%-owned joint companies in Colombia and the Arabian Gulf region.

         Our ITD Units, which are portable equipment, utilize a rotating, heat-jacketed trundle to vaporize hydrocarbons from contaminated soil or other contaminated materials. Our ITD Units consist of two principal components: (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated soil is indirectly heated, causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense into a liquid for recycling.

         As of March 2000, our fleet of ten ITD Units is dispersed geographically as follows: three in Colombia, one in Venezuela, one in Mexico, one in Scotland, two in the Arabian Gulf region, one in West Texas and one in Houston undergoing routine maintenance. We fully-own six of the ten units, and have a 50% joint-company ownership in four units, two in the Arabian Gulf region and two in Colombia.

Quarterly Fluctuations

         Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

Results of Operations

COMPARISON OF OPERATING RESULTS - QUARTERS ENDED MARCH 31, 2000
AND 1999

         Summary. During the first quarter of 2000, we incurred a net loss of $557,000 as compared to 1999 first quarter net income of $329,000. Our $886,000 decline in first quarter net income was due primarily to the sale of an ITD Unit during the first quarter of 1999, and transportation and customs duty costs associated with the movement of ITD Units, partially offset by higher ITD Unit utilization in the first quarter of 2000.

         Revenue and Gross Margin. Revenue of $3.3 million during the first quarter of 2000 generated a $1.4 million gross margin (43% of revenue) as compared to revenue of $4.2 million and gross margin of $2.2 million (52% of revenue) in the comparable 1999 quarter. The reduction in revenue was due to the sale of an ITD Unit to a 50%-owned subsidiary in the first quarter of 1999, partially offset by higher ITD utilization during the first quarter of 2000. On average, we had 4.7 ITD Units in operation during the first quarter of 2000 as compared to four units in the first quarter of 1999. The 9% lower gross margin ratio was mainly due to transportation and customs duty expenses associated with movements of ITD Units in and out of Latin America.

         Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first quarter of 2000 were 11% higher than the year ago quarter due to increased levels of marketing activity in our served markets, combined with higher professional fees.

         Amortization of Engineering Design and Developed Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

         Interest Income. The reduction in interest income resulted from lower average cash balances during the first quarter of 2000.

         Interest Expense. During the first quarter of 2000, $273,000 of interest expense was incurred (including amortization of debt issuance costs of $103,000), compared to interest expense of $278,000 for the first quarter of 1999 (including amortization of debt issuance costs of $132,000, partly offset by $45,000 of interest capitalized in connection with the first quarter 1999 construction of ITD Units).

         Foreign currency translation (gains) losses. The financial statements of our foreign subsidiaries are measured as if the functional currency were the U.S. dollar ("USD"). The re-measurement of local currencies into USD creates translation adjustments which are included in net income. During the first quarter of 2000, the re-measurement process resulted in a $29,000 gain in our Colombian subsidiary, based on a 4.5% strengthening of the USD against the Colombian Peso during the quarter.

         Income Taxes. The reported tax provision in 2000 relates to foreign income taxes incurred by our 50%-owned subsidiary in Colombia. The 1999 provision also primarily relates to the Colombia subsidiary, and to a lesser extent, to our wholly-owned Venezuela subsidiary. During both comparative quarters we incurred net operating losses ("NOLs"), primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. We are implementing tax planning strategies, which if successful, may result in our recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the NOLs and foreign tax credits will be utilized.

         Minority Interest. Minority interest for 2000 and 1999 reflects our 50% minority partner's interest in the net income of OnSite Colombia for each respective year. The amount of minority interest increased due to higher net income in the Colombian subsidiary.

Liquidity and Capital Resources

         As of March 2000 we have no significant commitments for capital expenditures, as our present fleet of ITD Units was essentially paid for by the end of 1999. As the need arises for additional ITD Units in our fleet, we plan to finance their construction through a combination of operating cash flows, third party sale lease-back transactions or bank term financing.

         We estimate that our existing cash reserves and cash flows from operations will be sufficient to cover our cash requirements for 2000 (not including the construction of additional ITD Units as discussed above). However, there can be no assurance that existing sources of cash will be sufficient to cover our 2000 cash flow requirements.

Impact of Year 2000

         Our computer systems continue to function properly with respect to dates in the year 2000. We have experienced no problems with suppliers and major customers regarding Year

2000 issues during the first quarter. We continue to maintain our contingency plans for potential Year 2000 problems.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No. 27 -- Financial Data Schedule.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         ENVIRONMENTAL SAFEGUARDS, INC.




                                             By:  /s/ James S. Percell
                                             -----------------------------------
Date:    May 5, 2000                         James S. Percell, President


                                             By:  /s/ Ronald L. Bianco
                                             -----------------------------------
Date:    May 5, 2000                         Ronald L. Bianco, Chief Financial
                                             Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27       --    Financial Data Schedule.