Form 10-Q
period 2000-06-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2000-08-08
CIK 1017616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:   JUNE 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER:  000-21953

                         ENVIRONMENTAL SAFEGUARDS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                              87-042919
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT AUGUST 7, 2000, APPROXIMATELY 10,112,144 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                              Yes [ ]       No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.


                                    CONTENTS


PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Condensed Balance Sheet as of June 30, 2000 (unaudited) and December 31, 1999.

             Unaudited Consolidated Condensed Statement of Operations for the three months and six months ended June 30, 2000 and 1999.

             Unaudited Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2000 and 1999.

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

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                         ENVIRONMENTAL SAFEGUARDS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                       JUNE 30,
                                                                                         2000           DECEMBER 31,
                                                                                      (UNAUDITED)           1999
                                                                                      -----------       ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                             $  1,687         $  1,944
  Accounts receivable                                                                      2,470            3,579
  Prepaid expenses                                                                           124               87
  Deferred taxes                                                                              33               33
  Other current assets                                                                        95               76
                                                                                        --------         --------

    Total current assets                                                                   4,409            5,719

Property and equipment, net                                                                9,817           10,835
Acquired engineering design and
  technology, net                                                                          2,223            2,427
Other assets                                                                                  16                9
                                                                                        --------         --------

      Total assets                                                                      $ 16,465         $ 18,990
                                                                                        ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                     $  1,922         $  2,098
  Accounts payable                                                                           530              667
  Accrued liabilities                                                                        657              772
  Income taxes payable                                                                       629              618
                                                                                        --------         --------

    Total current liabilities                                                              3,738            4,155

Long-term debt, net of current portion                                                     3,164            4,325

Minority interest                                                                          3,023            3,554

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001 par value (aggregate liquidation value - $2,897,700); 5,000,000 shares authorized; 2,733,686 shares issued and
    outstanding                                                                                3                3
  Preferred stock; Series C non-conver-
    tible, non-voting, cumulative; $.001 par
    value (aggregate liquidation value -
    $4,000,000); 400,000 shares authorized,
    issued and outstanding                                                                     1                1
  Common stock; $.001 par value; 50,000,000
    shares authorized; 10,112,144 shares
    issued and outstanding                                                                    10               10
  Additional paid-in capital                                                              14,767           14,329
  Accumulated deficit                                                                     (8,241)          (7,387)
                                                                                        --------         --------

    Total stockholders' equity                                                             6,540            6,956
                                                                                        --------         --------

      Total liabilities and stockholders'
        equity                                                                          $ 16,465         $ 18,990
                                                                                        ========         ========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                THREE MONTHS                       SIX MONTHS
                                                                ENDED JUNE 30,                    ENDED JUNE 30,
                                                          -------------------------         -------------------------
                                                            2000             1999             2000             1999
                                                          --------         --------         --------         --------
Revenue                                                   $  3,684         $  2,083         $  7,012         $  6,293
Cost of revenue                                              1,742            1,101            3,626            3,119
                                                          --------         --------         --------         --------

  Gross margin                                               1,942              982            3,386            3,174

Selling, general and administrative
  expenses                                                     986              965            1,948            1,830
Amortization of acquired engineering design
  and technology                                               102              102              204              204
Research and development                                        19               62               37               77
                                                          --------         --------         --------         --------

    Income (loss) from operations                              835             (147)           1,197            1,063

Other income (expense):
  Interest income                                                7               39               14               90
  Interest expense                                            (240)            (323)            (513)            (601)
  Other                                                         18               16               56               11
                                                          --------         --------         --------         --------

Income (loss) before provision for income
  taxes and minority interest                                  620             (415)             754              563

Provision for income taxes                                     450              168              829              524
                                                          --------         --------         --------         --------

Income (loss) before minority interest                         170             (583)             (75)              39

Minority interest                                             (253)            (165)            (565)            (458)
                                                          --------         --------         --------         --------

Net loss                                                  $    (83)        $   (748)        $   (640)        $   (419)
                                                          ========         ========         ========         ========

Net loss available to common stockholders                 $   (196)        $   (936)        $   (901)        $   (793)
                                                          ========         ========         ========         ========

Basic and dilutive loss per common share                  $  (0.02)        $  (0.09)        $  (0.09)        $  (0.08)
                                                          ========         ========         ========         ========

Weighted average shares outstanding                         10,112           10,105           10,112           10,099
                                                          ========         ========         ========         ========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   ----------
                                 (IN THOUSANDS)


                                                                 SIX MONTHS
                                                                ENDED JUNE 30,
                                                          -------------------------
                                                            2000             1999
                                                          --------         --------
Cash flows from operating activities:
  Net loss                                                $   (640)        $   (419)
  Adjustment to reconcile net
    loss to net cash provided by
    operating activities                                     2,677            2,634
                                                          --------         --------

      Net cash provided by operating
        activities                                           2,037            2,215
                                                          --------         --------

Cash flows from investing activities:
  Purchases of property and equipment                          (85)          (1,940)
                                                          --------         --------

Cash flows from financing activities:
  Payments on long-term debt                                  (899)          (1,141)
  Payments on capital lease obligation                          --             (648)
  Distribution to minority owners                           (1,096)            (300)
  Proceeds from sale of common stock                            --                8
  Dividends on Series C preferred stock                       (214)            (186)
                                                          --------         --------

      Net cash used by financing
        activities                                          (2,209)          (2,267)
                                                          --------         --------

Net decrease in cash and cash equivalents                     (257)          (1,992)

Cash and cash equivalents, beginning of
  period                                                     1,944            4,792
                                                          --------         --------

Cash and cash equivalents, end of period                  $  1,687         $  2,800
                                                          ========         ========


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

2.       LIQUIDITY

         The Company estimates that existing cash reserves and cash flows from operations will be sufficient to cover cash requirements for the next twelve months (not including the construction of additional ITD units). However, the Company has no credit facility or other committed sources of capital. To the extent the Company's cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company may need to raise additional capital through the sale of additional equity or the issuance of debt securities. Such financing may not be available on terms acceptable to the Company or at all. The sale of additional equity or convertible debt securities may result in dilution to stockholders.

3.       INCOME TAXES

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

         The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:




                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                                   ----------


3.       INCOME TAXES, CONTINUED



                                                  THREE MONTHS                        SIX MONTHS
                                                 ENDED JUNE 30,                     ENDED JUNE 30,
                                           --------------------------          -------------------------
                                             2000              1999              2000             1999
                                           --------          --------          --------         --------
Federal statutory rate                           34%              (34%)              34%              34%
Foreign (primarily Colombian)
  income taxes                                   73%               80%              110%              65%
Change in valuation allowance                   (34%)              14%              (34%)             14%
Other                                            --               (20%)              --              (20%)
                                           --------          --------          --------         --------

                                                 73%               40%              110%              93%
                                           ========          ========          ========         ========


         At June 30, 2000, for U.S. federal income tax reporting purposes, the Company has approximately $4,813,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire during the years ended December 31, 2001 to 2020. At June 30, 2000 the Company had approximately $2,188,000 of foreign tax credit carryforwards which can be offset against taxable income in Colombia. The benefit from carryforward of such foreign tax credits will expire during the years ended December 31, 2002 to 2004. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.

         Due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. The Company is implementing tax planning strategies, which if successful, may result in their recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the NOLs and foreign tax credits will be utilized.

4.       EARNINGS (LOSS) PER SHARE

         The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and six months ended June 30, 2000 and 1999 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 8,709,057 shares at June 30, 2000) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is the reconciliation of net loss to the net loss available to common stockholders:



                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                                   ----------

4.       EARNINGS (LOSS) PER SHARE, CONTINUED



                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                            2000           1999           2000           1999
                                           ------         ------         ------         ------
                                               (IN THOUSANDS)                (IN THOUSANDS)
Net loss                                   $  (83)        $ (748)        $ (640)        $ (419)
Series C preferred stock
  dividends                                  (113)           (94)          (214)          (186)
Accretion of discount on
  Series C preferred stock                     --            (94)           (47)          (188)
                                           ------         ------         ------         ------

Net loss available to common
  stockholders                             $ (196)        $ (936)        $ (901)        $ (793)
                                           ======         ======         ======         ======



5.       SUPPLEMENTAL INFORMATION FOR STATEMENT OF CASH FLOWS



                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                  2000            1999
                                                --------        --------
                                                     (IN THOUSANDS)
Issuance of warrants in connec-
  tion with long-term debt
  agreement                                     $    438        $     --

Indirect Thermal Desorption Unit
  value contributed by the minority
  owner in Arabia                                     --           1,150

Transferred ITD Unit cost from pro-
  perty and equipment to equipment
  held for sale                                       --             545



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

       Following is a summary of segment information:



                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                     -------------------------         -------------------------
                                                       2000             1999             2000             1999
                                                     --------         --------         --------         --------
                                                          (IN THOUSANDS)                    (IN THOUSANDS)
Revenue:
  United States                                      $    487         $     --         $    603         $  1,150
  United Kingdom                                            8               65               52               65
  Latin America                                         3,189            2,018            6,357            5,078
                                                     --------         --------         --------         --------

    Total revenue                                    $  3,684         $  2,083         $  7,012         $  6,293
                                                     ========         ========         ========         ========


Income (loss) from operations:
  United States                                      $   (288)        $   (417)        $   (877)        $   (197)
  United Kingdom                                         (129)             (43)            (239)             (56)
  Latin America                                         1,425              458            2,673            1,538
  Middle East                                            (140)              --             (251)              --
  Corporate                                               (33)            (145)            (109)            (222)
                                                     --------         --------         --------         --------

    Total income (loss)from
      operations                                     $    835         $   (147)        $  1,197         $  1,063
                                                     ========         ========         ========         ========


                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2000            1999
                                                                                        --------       ------------
                                                                                              (IN THOUSANDS)
Assets:
  United States                                                                         $  7,272        $  6,574
  United Kingdom                                                                           1,030           1,840
  Latin America                                                                            4,759           6,993
  Middle East                                                                              3,404           3,390
  Corporate                                                                                   --             193
                                                                                        --------        --------

    Total assets                                                                        $ 16,465        $ 18,990
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

             In addition to other facts and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse affects on our financial condition and results of operations: our ability to attain widespread market acceptance of our technology; the ability of our existing cash reserves and cash flows from operations to cover our ongoing cash requirements; our ability to obtain acceptable forms and amounts of financing to fund planned expansion; the demand for, and price level of, our services; competitive factors; the actual useful life of our equipment; our ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; our ability to protect proprietary technology; our dependence on key personnel; the effect of business interruption due to political unrest; foreign exchange fluctuation risk; and our ability to maintain acceptable utilization rates on our equipment. We are not obligated to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

             Oil and gas exploration, refinery and other types of industrial activities often produce significant quantities of petroleum-contaminated drill cuttings and waste, from which our Indirect Thermal Desorption ("ITD") units extract and recover the hydrocarbons as re- useable or re-saleable liquids, and produce recycled soil which is compliant with environmental regulations. OnSite's activities include use of our ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining, petrochemical and waste management sites, as well as at Superfund, DOD and DOE sites.

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

             As of June 2000, our fleet of ten ITD Units is dispersed geographically as follows: three in Colombia, one in Venezuela, one in Mexico, one in Scotland, two in the Arabian Gulf region, one in West Texas and one in Houston undergoing routine maintenance. We fully-own six of the ten units, and have a 50% joint-company ownership in four units (the two in the Arabian Gulf region and the two in Colombia).

Quarterly Fluctuations

             Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

Results of Operations

COMPARISON OF OPERATING RESULTS - QUARTERS ENDED JUNE 30, 2000 AND
1999

             Summary. During the second quarter of 2000, we incurred a net loss of $83,000 as compared to a 1999 second quarter net loss of $748,000. Our $665,000 reduction in net loss was primarily attributable to a 57% increase in equipment utilization and a more favorable contract mix resulting in a 76% increase in revenue during the second quarter of 2000.

             Revenue and Gross Margin. Revenue of $3.7 million during the second quarter of 2000 generated a $1.9 million gross margin (52% of revenue) as compared to revenue of $2.1 million and gross margin of $1.0 million (47% of revenue) in the comparable 1999 quarter. The 76% increase in revenue was due to 57% higher ITD utilization during the second quarter of 2000, combined with a more favorable contract mix during the second quarter. On average, we had 5.5 ITD Units in operation during the second quarter of 2000 as compared to 3.5 units in the second quarter of 1999.

             Selling, General and Administrative ("SGA") Expenses. SGA expenses during the second quarter of 2000 were 2% higher than the year ago quarter, a much lower increase than the increase in revenue as noted above, consistent with our efforts to contain expenses.

             Amortization of Engineering Design and Developed Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

             Interest Income. The reduction in interest income resulted from lower average cash balances during the second quarter of 2000.

             Interest Expense. During the second quarter of 2000, $240,000 of interest expense was incurred (including amortization of debt issuance costs of $60,000), compared to interest expense of $323,000 for the second quarter of 1999 (including amortization of debt issuance costs of $122,000).

             Other Income (Expense). Other income for the second quarter of 2000 is mainly composed of foreign currency translation gains. The financial statements of our foreign subsidiaries are measured as if the functional currency were the U.S. dollar ("USD"). The re- measurement of local currencies into USD creates translation adjustments which are included in net income. During the second quarter of 2000, the re-measurement process resulted in moderate USD gains in our Colombian and Mexican subsidiaries based on strengthening of the USD against those currencies during the quarter.

             Income Taxes. The reported tax provision in the second quarter of 2000 relates essentially to foreign income taxes incurred by our 50%-owned subsidiary in Colombia. The 1999 second quarter provision also relates essentially to the Colombia subsidiary. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. We are implementing tax planning strategies, which if successful, may result in our recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the NOLs and foreign tax credits will be utilized.

             Minority Interest. Minority interest for the second quarter of 2000 and 1999 essentially reflects our 50% minority partner's interest in the net income of OnSite Colombia for each respective year. The amount of minority interest increased due to higher net income in the Colombian subsidiary.

COMPARISON OF OPERATING RESULTS - SIX MONTHS ENDED JUNE 30, 2000 AND
1999

             Summary. During the first half of 2000, we incurred a net loss of $640,000 as compared to 1999 first half net loss of $419,000. Our $221,000 decline in first half net income was due primarily to the cost of equipment relocations during the first quarter of 2000 and the sale of an ITD unit during the first quarter of 1999, only partially offset by 34% higher equipment utilization in the first half of 2000.

             Revenue and Gross Margin. Revenue of $7.0 million during the first half of 2000 generated a $3.4 million gross margin (48% of revenue) as compared to revenue of $6.3 million and gross margin of $3.2 million (50% of revenue) in the comparable 1999 six month period. The increase in revenue was due to 34% higher equipment utilization versus last year, partially offset by the sale of an ITD Unit to a 50%-owned subsidiary in the first quarter of 1999. On average, we had 5.1 ITD Units in operation during the first half of 2000 as compared to
3.8 units in the first half of 1999. The 2% lower gross margin ratio was mainly due to transportation and customs duty expenses associated with movements of ITD Units in and out of Latin America during the first quarter of 2000.

             Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first half of 2000 were 6% higher than the year ago period due to increased levels of marketing activity in our served markets, combined with higher professional fees, however, as a percent of revenue, SGA expenses for the first half of 2000 were about 1% lower than the first half of 1999.

             Amortization of Engineering Design and Developed Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

             Interest Income. The reduction in interest income resulted from lower average cash balances during the first half of 2000.

             Interest Expense. During the first half of 2000, $513,000 of interest expense was incurred (including amortization of debt issuance costs of $151,000), compared to interest expense of $601,000 for the first half of 1999 (including amortization of debt issuance costs of $244,000, partly offset by $45,000 of interest capitalized in connection with the first quarter 1999 construction of ITD Units).

             Other Income (Expense). Other income for the first half of 2000 is mainly composed of foreign exchange currency translation gains. The financial statements of our foreign subsidiaries are measured as if the functional currency were the U.S. dollar ("USD"). The re- measurement of local currencies into USD creates translation adjustments which are included in net income. During the first half of 2000, the re-measurement process resulted USD gains mainly in our Latin American subsidiaries based on a strengthening of the USD against those currencies, with the largest gain of $33,000 in our Colombian subsidiary.

             Income Taxes. The reported tax provision in the first half of 2000 relates entirely to foreign income taxes incurred by our 50%-owned subsidiary in Colombia. The first half of 1999 provision also relates mainly to the Colombia subsidiary. During both comparative periods we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. We are implementing tax planning strategies, which if successful, may result in our recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the NOLs and foreign tax credits will be utilized.

             Minority Interest. Minority interest for the first half of 2000 and 1999 essentially reflects our 50% minority partner's interest in the net income of OnSite Colombia for each respective year. The amount of minority interest increased due to higher net income in the Colombian subsidiary.

Liquidity and Capital Resources

             As of June 2000 we have no significant commitments for capital expenditures, as our present fleet of ITD Units was essentially paid for by the end of 1999. As the need arises for additional ITD Units in our fleet, we plan to finance their construction through a combination of operating cash flows, third party sale lease-back transactions and bank term financing.

             We estimate that our existing cash reserves and cash flows from operations will be sufficient to cover our cash requirements for the next twelve months (not including the construction of additional

ITD units as discussed above). However, we have no credit facility or other committed sources of capital. To the extent our existing cash reserves and cash flows from operations are insufficient to meet future cash requirements, we may need to raise additional capital through the sale of additional equity or the issuance of debt securities. Such financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in dilution to our stockholders.

                          PART II -- OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Our annual meeting of stockholders was held in Houston, Texas on April 24, 2000 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition to our solicitation.

             The holders of common stock approved the election of the following three directors, each to serve for a term of one year by the following vote:

                            Votes For        Votes Against         Abstaining
James S. Percell            6,861,577            -0-                 64,910
Bryan Sharp                 6,861,577            -0-                 64,910
Albert M. Wolford           6,861,577            -0-                 64,910

             The holders of Series B Convertible Stock approved the election of the following director, to serve for a term of one year by the following vote:

                            Votes For        Votes Against         Abstaining
David L. Warnock            2,733,686            -0-                     -0-

             The holders of common stock ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2000 by the following vote:

             Votes For                6,886,327
             Votes Against               28,000
             Abstaining                  13,100

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

             Exhibit No. 27 -- Financial Data Schedule.

(b)          Reports on Form 8-K

             None

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL SAFEGUARDS, INC.



                               --------------------------------
Date:      August 7, 2000      By: /s/ James S. Percell
                               James S. Percell, President


                                --------------------------------
Date:      August 7, 2000      By: /s/ Ronald L. Bianco
                               Ronald L. Bianco, Chief Financial Officer