Form 10-Q
period 2000-09-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2000-11-06
CIK 1017616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT NOVEMBER 3, 2000, APPROXIMATELY 10,112,144 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                         Yes [ ]         No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS


PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet as of September 30, 2000 (unaudited) and December 31, 1999.

          Unaudited Consolidated Condensed Statement of Operations for the three months and nine months ended September 30, 2000 and 1999.

          Unaudited Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2000 and 1999.

          Selected Notes to Unaudited Consolidated Condensed Financial
          Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               SEPTEMBER 30,
                                                                                   2000        DECEMBER 31,
                                                                                (UNAUDITED)       1999
                                                                               -------------   ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                      $  2,321       $  1,944
  Accounts receivable                                                               1,467          3,579
  Prepaid expenses                                                                    110             87
  Deferred taxes                                                                       30             33
  Other current assets                                                                 15             76
                                                                                 --------       --------

    Total current assets                                                            3,943          5,719

Property and equipment, net                                                         9,313         10,835
Acquired engineering design and technology, net                                     2,121          2,427
Other assets                                                                           13              9
                                                                                 --------       --------

      Total assets                                                               $ 15,390       $ 18,990
                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                              $  2,546       $  2,098
  Accounts payable                                                                    206            667
  Accrued liabilities                                                                 545            772
  Income taxes payable                                                                366            618
                                                                                 --------       --------

    Total current liabilities                                                       3,663          4,155

Long-term debt, net of current portion                                              2,675          4,325

Minority interest                                                                   2,918          3,554

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001 par value (aggregate liquidation value - $2,897,700); 5,000,000 shares authorized; 2,733,686
    shares issued and outstanding                                                       3              3
  Preferred stock; Series C non-convertible, non-voting, cumulative;
    $.001 par value (aggregate liquidation value - $4,000,000);
    400,000 shares authorized; 0 and 400,000 shares issued and outstanding at September 30, 2000 and December 31, 1999,
    respectively                                                                       --              1
  Preferred stock; Series D convertible, non-voting, cumulative
    $.001 par value (aggregate liquidation value $4,000,000);
    400,000 shares authorized, issued and outstanding at
    September 30, 2000                                                                  1             --
  Common stock; $.001 par value; 50,000,000 shares authorized;
    10,112,144 shares issued and outstanding                                           10             10
  Additional paid-in capital                                                       14,935         14,329
  Accumulated deficit                                                              (8,815)        (7,387)
                                                                                 --------       --------

    Total stockholders' equity                                                      6,134          6,956
                                                                                 --------       --------

      Total liabilities and stockholders' equity                                 $ 15,390       $ 18,990
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

                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 THREE MONTHS            NINE MONTHS
                                              ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                              --------------------    --------------------
                                                2000        1999        2000        1999
                                              --------    --------    --------     -------
Revenue                                       $  2,271    $  3,062    $  9,283     $ 9,355
Cost of revenue                                  1,328       1,392       4,934       4,491
                                              --------    --------    --------     -------

  Gross margin                                     943       1,670       4,349       4,864
Selling, general and administrative
  expenses                                         870         897       2,818       2,727
Amortization of acquired engineering design
  and technology                                   102         102         306         306
Research and development                            15          45          52         122
                                              --------    --------    --------     -------

    Income (loss) from operations                  (44)        626       1,173       1,709
Other income (expense):
  Interest income                                    6          24          20         114
  Interest expense                                (267)       (300)       (780)       (901)
  Other                                             (6)          4          30          (5)
                                              --------    --------    --------     -------

Income (loss) before provision for income
  taxes and minority interest                     (311)        354         443         917
Provision for income taxes                         180         384       1,009         908
                                              --------    --------    --------     -------

Income (loss) before minority interest            (491)        (30)       (566)          9
Minority interest income (expense)                  30        (287)       (534)       (745)
                                              --------    --------    --------     -------

Net loss                                      $   (461)   $   (317)   $ (1,100)    $  (736)
                                              ========    ========    ========     =======

Net loss available to common stockholders     $   (575)   $   (503)   $ (1,475)    $(1,296)
                                              ========    ========    ========     =======

Basic and dilutive loss per common share      $  (0.06)   $  (0.05)   $  (0.15)    $ (0.13)
                                              ========    ========    ========     =======

Weighted average shares outstanding             10,112      10,106      10,112      10,101
                                              ========    ========    ========     =======

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   ----------
                                 (IN THOUSANDS)

                                                       NINE MONTHS
                                                   ENDED SEPTEMBER 30,
                                                 ------------------------
                                                  2000             1999
                                                 -------          -------
Cash flows from operating activities:
  Net loss                                       $(1,100)         $  (736)
  Adjustment to reconcile net
    loss to net cash provided by
    operating activities                           4,010            2,811
                                                 -------          -------

      Net cash provided by operating
        activities                                 2,910            2,075
                                                 -------          -------

Cash flows from investing activities:
  Purchases of property and equipment               (136)          (2,211)
                                                 -------          -------

Cash flows from financing activities:
  Payments on long-term debt                        (899)              --
                                                                   (1,574)
  Payments on capital lease obligation                --             (648)
  Distribution to minority owners                 (1,170)              --
                                                                     (300)
  Proceeds from sale of common stock                  --               11
  Dividends on preferred stock                      (328)            (279)
                                                 -------          -------

      Net cash used by financing
        activities                                (2,397)          (2,790)
Net increase (decrease) in cash and
  cash equivalents                                   377           (2,926)
Cash and cash equivalents, beginning of
  period                                           1,944            4,792
                                                 -------          -------

Cash and cash equivalents, end of period         $ 2,321          $ 1,866
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

       Certain reclassifications have been made to prior year and prior quarter amounts to conform with the current year and current quarter presentation.


2.     LIQUIDITY AND CAPITAL RESOURCES

       The Company estimates that existing cash reserves and cash flows from operations will be sufficient to cover cash requirements through September 30, 2001 (not including the construction of any additional ITD units). However, the Company has no credit facility or other committed sources of capital. To the extent the Company's cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to successfully raise additional capital through the sale of additional equity or the issuance of debt securities. Such financing may not be available on terms acceptable to the Company or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to the Company's stockholders.

       As part of a plan to deal with liquidity issues, the Company obtained a six-month deferral for payment of the quarterly installment on its

                                    Continued
                                       F-4

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   ----------

2.     LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

       long-term debt, including interest, that was due September 4, 2000 in the amount of $692,623, a six-month deferral for payment of the principal-only portion of the quarterly installment on its long-term debt that is due December 4, 2000 in the amount of $540,642 and a six-month deferral for payment of the dividend on Series D preferred stock that is due October 1, 2000 in the amount of $112,444. In order to obtain the deferrals, the Company exchanged 400,000 newly issued shares of Series D convertible Preferred Stock for Series C non-convertible Preferred Stock held by the Company's primary lender. The newly issued shares of Series D preferred stock are convertible into common stock at a conversion price of $2.25 per share until December 31, 2002, and a conversion price of $1.00 after December 31, 2002. In the event of a default under the loan agreement, the conversion price shall be the lesser of $1.00 per share or the averaging thirty-day trailing price.

       The conversion feature associated with the 400,000 shares of Series D Preferred Stock was valued at $168,000 based on independent appraisal. The value of the conversion feature has been treated as additional interest and is being amortized to expense over the remaining term of the debt using the effective interest method. Other than the conversion feature of the Series D Preferred Stock, its features and preferences are similar to the Series C Preferred Stock.


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

       The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                                          THREE MONTHS                NINE MONTHS
                                                        ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                        -------------------        -------------------
                                                         2000         1999          2000         1999
                                                        ------       ------        ------       ------
       Federal statutory rate                            (34)%          34%           34%          34%
       Foreign (primarily Colombian)
         income taxes                                     58           108           228           99
       Change in valuation allowance                      34           (14)          (34)         (14)
       Other                                              -            (20)           -           (20)
                                                        ----          ----          ----         ----

                                                          58%          108%          228%          99%
                                                        ====          ====          ====         ====

                                    Continued
                                       F-5

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   ----------

3.     INCOME TAXES, CONTINUED

       At September 30, 2000, for U.S. federal income tax reporting purposes, the Company has approximately $5,459,506 of unused net operating losses available for carryforward to future years. Because of uncertainty of future operating profits, the Company has fully reserved the resulting deferred tax asset. The benefit from carryforward of such net operating losses will expire during the years ended December 31, 2001 to 2020. At September 30, 2000 the Company had approximately $2,188,000 of foreign tax credit carryforwards which can be offset against taxable income in Colombia. The benefit from carryforward of such foreign tax credits will expire during the years ended December 31, 2002 to 2004. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.

       Due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. The Company is implementing tax planning strategies, which if successful, may result in their recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the net operating losses and foreign tax credits will be utilized.

4.     LEGAL PROCEEDINGS

       In August 2000, litigation was instituted against the Company styled as Duratherm, Inc. vs. OnSite Technology, LLC, Waste Control Specialists, LLC and Kevin Nowlin; In the United States District Court for the Southern District of Texas; Civil Action No. H-00-2727. This is a lawsuit against OnSite Technology, LLC, the Company's wholly-owned subsidiary ("OnSite"), a customer of OnSite ("WCS") and a former employee of OnSite ("Nowlin") by Duratherm, Inc. alleging (i) infringement of U.S. patent no. 5,523,060, the Company's primary revenue producing asset (ITD Unit);
       (ii) misappropriation and misuse of trade secrets and breach of confidential relationship; (iii) tortuous interference with a business relationship; (iv) civil conspiracy to commit the acts (ii)-(iii) listed above; and business disparagement. The plaintiff seeks damages, exemplary damages, treble damages for infringement and a permanent injunction (as well as attorneys fees and interest). The amount of damages has not been specified. The Company has filed an answer in the lawsuit denying all material allegations, pleading a number of affirmative offenses and making a counterclaim that requests that the plaintiff's patent be found invalid, unenforceable and not being infringed upon by the Company. The lawsuit is in its early stages. All of the defendants have answered and defendant Nowlin has filed for a motion to dismiss on jurisdictional grounds. There has been no significant discovery at this point and no settlement discussions. The Company believes it has a meritorious defense to this action and will vigorously defend its position.



                                    Continued
                                       F-6

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   ----------

5.     EARNINGS (LOSS) PER SHARE

       The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and nine months ended September 30, 2000 and 1999 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 10,269,598 shares at September 30, 2000) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is the reconciliation of net loss to the net loss available to common stockholders:

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                     2000              1999            2000            1999
                                                   --------          --------        --------        --------
                                                         (IN THOUSANDS)                   (IN THOUSANDS)
       Net loss                                    $  (461)          $  (317)        $(1,100)        $  (736)
       Series C and D Preferred stock
         dividends                                    (114)              (93)           (328)           (279)
       Accretion of discount on
         Series C preferred stock                      -                 (93)            (47)           (281)
                                                   -------           -------         -------         -------

       Net loss available to common
         stockholders                              $  (575)          $  (503)        $(1,475)        $(1,296)
                                                   =======           =======         =======         =======

6.     SUPPLEMENTAL INFORMATION FOR STATEMENT OF CASH FLOWS

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 2000              1999
                                                                                -------           -------
                                                                                    (IN THOUSANDS)
       Issuance of warrants in connec-
         tion with long-term debt
         agreement                                                              $   438           $   -

       Indirect Thermal Desorption Unit
         value contributed by the minority
         owner in Arabia                                                            -               1,150

       Transferred ITD Unit cost from pro-
         perty and equipment to equipment
         held for sale                                                              -               1,968




                                    Continued
                                       F-7

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   ----------

6.     SUPPLEMENTAL INFORMATION FOR STATEMENT OF CASH FLOWS, CONTINUED

       Transferred ITD Unit cost to pro-
         perty and equipment from equipment
         held for sale                                       -             3,043

       Exchange of Series D convertible
         Preferred stock for Series C non-
         convertible Preferred stock                         168             -


7.     SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION

       The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

       Following is a summary of segment information:

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                   ------------------              -------------------
                                                     2000           1999             2000            1999
                                                   --------       --------         --------        --------
                                                      (IN THOUSANDS)                  (IN THOUSANDS)
       Revenue:
         United States                             $   600        $   -            $ 1,203         $ 1,150
         United Kingdom                                -              535               52             600
         Latin America                               1,671          2,527            8,028           7,605
                                                   -------        -------          -------         -------

           Total revenue                           $ 2,271        $ 3,062          $ 9,283         $ 9,355
                                                   =======        =======          =======         =======


       Income (loss) from operations:
         United States                             $   (47)       $  (218)         $  (904)        $  (395)
         United Kingdom                               (137)           271             (376)            215
         Latin America                                 297            742            2,970           2,280
         Middle East                                   (97)           -               (348)            -
         Corporate                                     (60)          (169)            (169)           (391)
                                                   -------        -------          -------         -------

           Total income (loss)from
             operations                            $   (44)       $   626          $ 1,173         $ 1,709
                                                   =======        =======          =======         =======






                                    Continued
                                       F-8

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   ----------

7.     SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION, CONTINUED

                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                           2000                    1999
                                                                       -------------           ------------
                                                                                   (IN THOUSANDS)
       Assets:
         United States                                                   $ 7,390                 $ 6,574
         United Kingdom                                                      901                   1,840
         Latin America                                                     3,673                   6,993
         Middle East                                                       3,421                   3,390
         Corporate                                                             5                     193
                                                                         -------                 -------

           Total assets                                                  $15,390                 $18,990
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

             As of September 2000, our fleet of ten ITD Units is dispersed geographically as follows: two in Colombia, one in Venezuela, two in Mexico, one in Scotland, two in the Arabian Gulf region, one in West Texas and one in Houston undergoing routine maintenance. We fully-own six of the ten units, and have a 50% joint-company ownership in four units (the two in the Arabian Gulf region and the two in Colombia).

Quarterly Fluctuations

             Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

Results of Operations

COMPARISON OF OPERATING RESULTS - QUARTERS ENDED SEPTEMBER 30, 2000
AND 1999

             Summary. During the third quarter of 2000, we incurred a net loss of $461,000 as compared to a 1999 third quarter net loss of $317,000. Our $144,000 increase in net loss was primarily due to a 26% decrease in revenue due to lower equipment utilization, a corresponding drop in gross margin, and a less favorable contract mix.

             Revenue and Gross Margin. Revenue of $2.3 million during the third quarter of 2000 generated a $.9 million gross margin (42% of revenue) as compared to revenue of $3.1 million and gross margin of $1.7 million (55% of revenue) in the comparable 1999 quarter. The decrease in revenue and gross margin was due to 26% lower ITD utilization during the third quarter of 2000, combined with a less favorable contract mix during the 2000 third quarter. On average, we had 3.7 ITD units in operation during the third quarter of 2000 as compared to 5.0 units in the third quarter of 1999.

             Selling, General and Administrative ("SGA") Expenses. SGA expenses during the third quarter of 2000 were about even with the year ago quarter.

             Amortization of Engineering Design and Developed Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

             Interest Income. The reduction in interest income resulted from lower average cash balances available for short-term investment during the third quarter of 2000.

             Interest Expense. During the third quarter of 2000, $267,000 of interest expense was incurred (including amortization of debt issuance costs of $66,000), compared to interest expense of $300,000 for the third quarter of 1999 (including amortization of debt issuance costs of $122,000).

             Other Income (Expense). Other income or expense for the third quarter of 2000 and 1999 is mainly composed of foreign currency translation gains or losses. The financial statements of our foreign subsidiaries are measured as if the functional currency were the U.S. dollar ("USD"). The re-measurement of local currencies into USD creates translation adjustments which are included in net income.

             Income Taxes. The reported tax provision in the third quarter of 2000 relates essentially to foreign income taxes incurred by our 50%-owned subsidiary in Colombia and Mexico, partially offset by a foreign tax credit applied in our Scotland subsidiary. The 1999 third quarter provision relates mainly to the Colombia subsidiary, and also to a lesser extent to the Venezuela, Mexico and Scotland subsidiaries. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. We are implementing tax planning strategies, which if successful, may result in our recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the NOLs and foreign tax credits will be utilized.

             Minority (Interest) Income. Minority interest income for the third quarter of 2000 essentially reflects our 50% minority partner's interest in the net loss of OnSite Arabia partly offset by net income in OnSite Colombia. During the comparable quarter of 1999, the minority interest expense primarily reflects our 50% minority partner's interest in the net income of OnSite Colombia.

COMPARISON OF OPERATING RESULTS - NINE MONTHS ENDED SEPTEMBER 30,
2000 AND 1999

             Summary. For the nine months ended September 30, 2000, we incurred a net loss of $1,100,000 as compared to a 1999 nine month loss of $736,000. Our $364,000 increase in net loss for 2000 was due primarily to the cost of equipment relocations during the first quarter of 2000 and the sale of an ITD unit during the first quarter of 1999, only partially offset by 7% higher equipment utilization in the first nine months of 2000.

             Revenue and Gross Margin. Revenue of $9.3 million during the first nine months of 2000 generated a $4.3 million gross margin (47% of revenue) as compared to revenue of $9.4 million and gross margin of $4.9 million (52% of revenue) in the comparable 1999 nine month period. The slight decrease in revenue was due to the sale of an ITD unit to a 50%-owned subsidiary during the first quarter of 1999 (not repeated during 2000), mostly offset by 7% higher equipment utilization during 2000. On average, we had 4.5 ITD units in operation during the first nine months of 2000 as compared to 4.2 units in the first nine months of 1999. The 5% lower gross margin ratio was mainly due to transportation and customs duty expenses associated with movements of ITD units in and out of Latin America during the first quarter of 2000, combined with less favorable contract mix during the 2000 nine month period.

             Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first nine months of 2000 were 3% higher than the year ago period due to increased levels of marketing activity in our served markets, combined with higher professional fees. SGA expenses for the first nine months of 2000 were about 1% of revenue higher than the comparable period of 1999.

             Amortization of Engineering Design and Developed Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

             Interest Income. The reduction in interest income resulted from lower average cash balances available for short-term investment during the first nine months of 2000.

             Interest Expense. During the first nine months of 2000, $780,000 of interest expense was incurred (including amortization of debt issuance costs of $217,000), compared to interest expense of $901,000 for the first nine months of 1999 (including amortization of debt issuance costs of $366,000, partly offset by $45,000 of interest capitalized in connection with the first quarter 1999 construction of ITD Units).

             Other Income (Expense). Other income for the first nine months of 2000 is mainly composed of foreign exchange currency translation gains. The financial statements of our foreign subsidiaries are measured as if the functional currency were the U.S. dollar ("USD"). The re-measurement of local currencies into USD creates translation adjustments which are included in net income. During the first nine months of 2000, the re-measurement process resulted USD gains mainly in our Latin American subsidiaries based on a strengthening of the USD against those currencies.

             Income Taxes. The reported tax provision in the first nine months of 2000 relates essentially to foreign income taxes incurred by our 50%-owned subsidiary in Colombia, and our wholly-owned subsidiaries in Mexico and Venezuela. The first nine months of 1999 provision relates mainly to the Colombia and Mexico subsidiaries. During both comparative periods we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. We are implementing tax planning strategies, which if successful, may result in our recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the NOLs and foreign tax credits will be utilized.

             Minority Interest. Minority interest for the first nine months of 2000 and 1999 primarily reflects our 50% minority partner's interest in the net income of OnSite Colombia for each respective year. The amount of minority interest decreased mainly due to lower net income in the Colombian subsidiary.

Liquidity and Capital Resources

             As of September 2000 we have no significant commitments for capital expenditures, as our present fleet of ITD Units was essentially paid for by the end of 1999. As the need arises for additional ITD Units in our fleet, we plan to finance their construction through a combination of operating cash flows, third party sale lease-back transactions and bank term financing.

             In September 2000, we reached an agreement with our primary lenders and holders of our outstanding preferred stock that resulted in our remaining in compliance with the covenants under our loan and stock agreements, provided us short-term increased financial flexibility and cash flow for the pursuit of new market opportunities. The agreement resulted in a six-month deferral of our principal and interest payment due in September of 2000 and a six-month deferral of our principal-only payment due in December of 2000 on our long-term debt obligation, and a six-month deferral of preferred dividends due in October of 2000. As a result of this transaction, we recorded $168,000 of discount on the long-term debt offset by additional paid-in capital, representing the difference in the fair market value of the Series C preferred stock and the new Series D preferred stock based upon an independent appraisal.

             We estimate that our existing cash reserves and cash flows from operations will be sufficient to cover our cash requirements through the nine months ended September 30, 2001 (not including the construction of additional ITD units as discussed above). However, we have no credit facility or other committed sources of capital. To the extent our existing cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise additional capital through the sale of additional equity or the issuance of debt securities. Such financing may not be available on terms acceptable to us or at all. Further, the sale of additional equity or convertible debt securities may result in further dilution to our stockholders.

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings

             In August 2000, litigation was instituted against us styled as Duratherm, Inc. vs OnSite Technology LLC, Waste Control Specialists LLC and Kevin Nowlin; In the United States District Court for the Southern District of Texas; Civil Action No. H-00-2727. This is a lawsuit against OnSite Technology LLC ("OnSite"), a customer of OnSite ("WCS") and a former employee of OnSite ("Nowlin") by Duratherm, Inc. alleging (i) infringement of U.S. patent no. 5,523,060, OnSite's primary revenue-producing asset (ITD unit); (ii) misappropriation and misuse of trade secrets and breach of confidential relationship; (iii) tortuous interference with a business relationship; (iv) civil conspiracy to commit the acts (ii)-(iii) listed above; and business disparagement. The plaintiff seeks damages, exemplary damages, treble damages for infringement and a permanent injunction (as well as attorneys fees and interest). The amount of damages has not been specified. OnSite has filed an answer in the lawsuit denying all material allegations, pleading a number of affirmative offenses and making a counterclaim that requests that the plaintiff's patent be found invalid, unenforceable and not being infringed upon by OnSite. The lawsuit is in its early stages. All of the defendants have answered and defendant Nowlin has filed for a motion to dismiss on jurisdictional grounds. There has been no significant discovery at this point and no settlement discussions. OnSite believes it has a meritorious defense to this action and will vigorously defend its position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No. 27 -- Financial Data Schedule.

(2)      Reports on Form 8-K

         On August 28, 2000, we filed a report dated August 17, 2000, on
         Form 8-K.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ENVIRONMENTAL SAFEGUARDS, INC.






Date:  November 3, 2000               By: /s/ James S. Percell
                                      James S. Percell, President



Date:  November 3, 2000               By: /s/ Ronald L. Bianco
                                      Ronald L. Bianco, Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No. 27 -- Financial Data Schedule