Form 10-K405
period 2000-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2001-03-29
CIK 1017616

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-21953

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
              (Registrant's telephone number, including area code)
         Securities registered under Section 12(b) of the Exchange Act:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                  -----------------------------------------
        Common Stock, $.001 par value                      American Stock Exchange

       Securities registered pursuant to 12(g) of the Exchange Act: NONE

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 27, 2001, based upon the last closing price of $0.26 on the American Stock Exchange, was $2,570,000. As of March 27, 2001, there were 10,112,144 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1    Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    6
Item 6.   Selected Financial Data.....................................    6
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    8
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   12
Item 8.   Financial Statements and Supplementary Data.................   13
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   13

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   13
Item 11.  Executive Compensation......................................   14
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   19
Item 13.  Certain Relationships and Related Transactions..............   21

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   22

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Environmental Safeguards, Inc. is engaged in the development, production and sale of environmental remediation and recycling technologies and services to oil and gas industry participants, waste management companies and other industrial customers, through its wholly-owned subsidiaries National Fuel & Energy, Inc. ("NFE") and OnSite Technology, L.L.C. ("OnSite"). OnSite has four wholly-owned subsidiaries, OnSite Environmental UK Ltd., OnSite Venezuela, Inc., OST Equipment Leasing L.L.C. and OnSite Mexico, L.L.C., and two 50%-owned subsidiaries, OnSite Colombia, Inc. and OnSite Arabia, Inc., through which it operates in foreign locations. The environmental remediation and recycling services that we provide involve the removal of hydrocarbon contaminants and valuable drilling fluids from soil using indirect thermal desorption remediation and recycling technology. We provide these services on-site or at the central location to which the customer hauls the contaminated materials.

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

     In January 1995, we entered into an agreement with Parker Drilling Company ("Parker"), a Delaware corporation, granting Parker exclusive marketing rights to our proprietary processes for on-site remediation and recycling services in connection with drill cuttings at oil and gas drilling sites throughout the United States and in certain foreign countries. In August 1995, we expanded our agreement with Parker by forming OnSite, a joint company between NFE and Parker, in which NFE and Parker each owned 50%. In December 1997, we entered into a Purchase Agreement (the "Purchase Agreement") with Parker which provided for our acquisition, through NFE, of Parker's 50% equity interest in OnSite resulting in NFE becoming the owner of 100% of the equity interest in OnSite. Pursuant to the terms of the Purchase Agreement, we paid $8,000,000 for the 50% equity interest and repaid a $3,000,000 loan that had been made to us by an affiliate of Parker. As part of the transaction, Parker returned to us unexercised warrants to purchase 300,000 shares of our Common Stock.

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

BUSINESS ACTIVITIES

     General: Substantially all of our activities are conducted through OnSite, which is engaged in the development and production of remediation and recycling technology and the sale of environmental remediation and recycling services. OnSite owns the technologies included in its Internal Thermal Desorption ("ITD") units, and the proprietary processes for on-site remediation and recycling of hydrocarbon contaminated soil. To date, the environmental remediation and recycling services which we have provided have involved the removal of petroleum contaminants from soil using our ITD units. Our ITD units are easily transported processing systems which produce clean soil from contaminated soil while reclaiming the hydrocarbons. Our customers consist primarily of large corporations in the oil and gas drilling industry that have responded to the changing regulatory climate with respect to soil and other environmental contamination and waste management companies in the business of offering waste disposal services.

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

     As of March 28, 2001, we owned six ITD units outright, and had a 50% interest in four additional units which are owned by our 50%-owned subsidiaries OnSite Arabia, Inc. (two units) and OnSite Colombia, Inc. (two units).

     Customers: Our customers consist primarily of large oil and gas industry participants, waste management companies and other industrial companies. Through OnSite, we typically submit a bid for a project based on the costs of moving the equipment to the location, the estimated charges for labor and fuel, the nature and extent of the contamination, the type and moisture content of the soil and the estimated processing time. Once a contract has been awarded, equipment is moved to the client's desired location.

     Indirect Thermal Remediation and Recycling: The primary services we offer involve: (i) the remediation and recycling of soil contaminated by oil-based drilling mud, fuel spills, leakage at storage tanks, leakage from pipelines;
(ii) the remediation and recycling of hydrocarbon contamination at settling ponds, oil and gas exploration sites, refineries, petrochemical facilities, abandoned production fields, Department of Defense installations, ships and dock facilities and other similar sites; and (iii) the remediation and recycling of valuable drilling fluids which have been captured in soil and drilling muds during the drilling process. To date we have employed our ITD units to provide remediation and recycling services to oil and gas industry drilling operations, tank farms and compressor sites, industrial waste disposal facilities and oilfield waste disposal facilities. This process is known as "indirect thermal desorption" because it reverses the contamination process and removes the hydrocarbons from the soil and discharges the contaminants previously absorbed without direct contact of the soil to a flame.

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

     The heat exchange system is comprised of a large fabricated steel shell which houses a rotating trundle. Hot gases pass through the shell and around the outside surface of the trundle. Hydrocarbon contaminated soil, or other contaminated materials, are loaded into the elevated end of the trundle by a conveyor belt or a front end loader. As the trundle revolves, the soil is agitated by internal lifts and oars as it passes through the inside of the trundle by gravity flow and is heated to temperatures from 200 to 1,000 degrees Fahrenheit. At these temperatures, the hydrocarbon contaminants in the soil transform into vapors which are vacuumed out of the heat exchange system into the condensing system, the afterburner or the thermal oxidizer. The clean soil then drops out of the discharge door at the low end of the trundle and is passed through an enclosed conveyor for rehydration before final discharge. Random soil samples are tested at the end of the process to confirm that the contaminants have been removed and the soil condition is within an acceptable range. The soil is then returned to its original location or such other location specified by the customer.

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

     Recycling of Hydrocarbon Contaminants: We have developed proprietary processes which are embodied in the condensation process system unit, one of the two principal components of our ITD units. Within this component the hydrocarbon contaminant(s) are condensed from the vapor state created in the dryer unit back into a liquid state via the proprietary processes and placed into storage for recycling back to the client. This allows the client to realize actual savings from its ability to re-utilize the hydrocarbons. We believe that this ability to recycle the hydrocarbon contaminant(s) is an important competitive advantage, as compared to the bioremediation, direct burn or "dig and haul" remediation technologies.

     Manufacturing of ITD Units: We have historically contracted with outside fabricators to manufacture our ITD units. The primary contractors we have used are National Oilwell and Houston ProFab. Currently, we have no ITD units under construction by fabricators.

EXISTING CONTRACTS FOR OPERATIONS

     We operate with our own trained personnel through wholly or partially-owned subsidiaries as discussed above, and as of March, 2001, our ITD units are located in Colombia, Venezuela, Mexico, Scotland, the United Arab Emirates and the United States.

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

     Recycling: Our ITD units transform waste streams into value for our clients by reclaiming valuable hydrocarbons for client recycling or resale. For example, our equipment has reclaimed millions of gallons of diesel oil while processing drill cuttings for major oil and gas participants.

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

     Wide Range of Hydrocarbons Treated: Our ITD units operate at low temperatures (200 degrees Fahrenheit), high temperatures (1,000 degrees Fahrenheit), and anywhere in between, thereby enabling the remediation of wide ranges of hydrocarbon contaminants encountered at a client's site including both oil and gas and industrial waste. We believe that competition in the industry is concentrated in remediation services, whereas our ITD technology not only provides remediation services, but also is capable of reclaiming and recycling valuable drilling fluids and hydrocarbons. Further, we believe that our pricing policies are competitive. No assurance, however, can be given that we will be able to successfully compete with other companies or alternative technologies.

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

EMPLOYEES

     We currently have 27 employees, 8 of whom are in domestic and international management or supervisory positions, including corporate and administrative functions. None of our employees are represented by a union. We consider our employee relations to be good.

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

     We incorporate by reference in response to this item the information set forth in item 1 of this annual report and the information set forth in Note 5 of the Notes to Consolidated Financial Statements included in item 8 of this annual report.

ITEM 3. LEGAL PROCEEDINGS

     In August 2000, litigation was instituted against us styled as Duratherm, Inc. vs OnSite Technology LLC, Waste Control Specialists LLC and Kevin Nowlin; In the United States District Court for the Southern District of Texas; Civil Action No. H-00-2727. This is a lawsuit against OnSite, a former customer of OnSite ("WCS") and a former employee of OnSite ("Nowlin") by Duratherm, Inc. alleging (i) infringement of U.S. patent no. 5,523,060; (ii) misappropriation and misuse of trade secrets and breach of confidentiality relationship; (iii) tortuous interference with a business relationship; (iv) civil conspiracy to commit the acts (ii)-(iii) listed above; and (v) business disparagement. Plaintiff sought damages, exemplary damages, treble damages for infringement and a permanent injunction (as well as attorneys fees and interest). The amount of damages was not specified. OnSite filed a motion to dismiss on the grounds that Duratherm was not the proper party to sue on the patents (or alternatively that Duratherm needed to add additional parties as plaintiff's to the suit). This motion to dismiss was granted by the court. Due to the pendant nature of the other claims the entire case was dismissed. The decision was not appealed. Duratherm could, however, re-file the lawsuit with the addition of other parties. It could also refile the claims unrelated to the patent in state court. OnSite still believes that it has a meritorious defense on the claims alleged in the original lawsuit and will continue to vigorously defend against such claims if they are reasserted. It is not possible at this time to determine the probability of refiling the suit. OnSite's insurance carrier denied coverage with regard to claims (i)-(iv), but accepted the (v) business disparagement claim subject to a reservation of rights.

     While there is no pending litigation against our company, we are from time to time involved in various other litigation incidental to our business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our Common Stock is currently traded on the American Stock Exchange under the symbol "EVV." The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods shown:

                            COMMON STOCK PRICE RANGE

                                                              HIGH       LOW
                                                              -----     -----
1999
  First Quarter.............................................  $2.00     $1 1/8
  Second Quarter............................................  $1 1/2    $  15/16
  Third Quarter.............................................  $1 11/16  $  7/8
  Fourth Quarter............................................  $1 3/8    $  3/4
2000
  First Quarter.............................................  $1 11/16  $  13/16
  Second Quarter............................................  $1 1/16   $  9/16
  Third Quarter.............................................  $  11/16  $  5/16
  Fourth Quarter............................................  $  3/8    $  3/16

     On March 27, 2001, the closing price of our Common Stock was $0.26 per share. On the same date, we had approximately 1,000 stockholders of record, including broker-dealers holding shares beneficially owned by their customers.

DIVIDEND POLICY

     We have not paid, and do not currently intend to pay cash dividends on our Common Stock in the foreseeable future. The current policy of our Board of Directors is to retain all earnings, if any, to provide funds for the operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among other factors. We may not, except for dividends payable in connection with our Series D Preferred Stock, authorize or pay any dividends at any time if any amount is unpaid with respect to our current Loan Agreement.

ITEM 6. SELECTED FINANCIAL DATA

     We have derived the following selected consolidated financial information as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, from our audited consolidated financial statements included in item 8 of this annual report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 1998, 1997 and 1996, and for each of the years in the two-year period ended December 31, 1997, from our audited consolidated financial statements of the

Company, that are not included herein. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in item 7 of this annual report.

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                -------   -------   -------   -------   ------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenue.......................................  $11,250   $13,514   $10,672   $ 6,678   $   --
Income (loss) from operations.................    1,029     3,098     1,404       590     (511)
Net loss(2)...................................   (1,462)     (483)     (799)   (1,849)    (647)
Basic and dilutive net loss per share:
  Before extraordinary item...................    (0.19)    (0.12)    (0.17)    (0.61)   (0.11)
Extraordinary item............................       --        --        --     (0.04)    0.01
                                                -------   -------   -------   -------   ------
          Net loss per share..................  $ (0.19)  $ (0.12)  $ (0.17)  $ (0.65)  $(0.10)
                                                =======   =======   =======   =======   ======

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                -------   -------   -------   -------   ------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA(1):
Working capital surplus (deficit).............  $  (258)  $ 1,564   $ 5,431   $ 5,277   $3,304
Property and equipment, net...................    8,929    10,835     8,256     6,286        5
Total assets..................................   15,153    18,990    20,164    18,298    5,468
Long-term debt (including capital lease
  obligations), net of current portion........    2,163     4,325     6,636     5,210    3,694
Shareholders' equity..........................    5,664     6,956     7,813     9,206    1,515

---------------

(1) For the year ended December 31, 1996, our investment in OnSite was accounted for using the equity method, because our 50% ownership interest did not provide effective control of OnSite. However, on December 17, 1997, we acquired the remaining 50% of OnSite from our former Joint Venture partner. Accordingly, we consolidated OnSite for the years ended December 31, 2000, 1999, 1998 and 1997. This transaction affects the comparability of the selected financial information for periods prior to the year ended December 31, 1997.

(2) Included in net loss for the year ended December 31, 1997 is a $786,000 charge for acquired research and development in connection with the acquisition of OnSite.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and related notes included in item 8 of this annual report, and our "Forward-Looking Statements" which discusses certain limitations inherent in such statements.

INFORMATION REGARDING AND FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     We are including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-K are forward-looking statements. Words such as "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance, however, that our expectations, beliefs or projections will result, be achieved, or be accomplished.

     In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse effects on our financial condition and results of operations: our ability to secure contracts for our ITD units; our ability to attain widespread market acceptance of our technology; our ability to obtain acceptable forms and amounts of financing to fund continuing operations; the demand for, and price level of, our services; competitive factors; the actual useful life of our ITD Units; ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; the effect of business interruption due to political unrest; the foreign exchange fluctuation risk; and our ability to maintain acceptable utilization rates on our equipment. We are not obligated to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

RESULTS OF OPERATIONS

  Comparison of Operating Results -- Years Ended December 31, 2000 and 1999

     Summary. For the year ended December 31, 2000, we incurred a net loss of $1,462,000 as compared to a 1999 net loss of $483,000. The $979,000 increase in net loss was primarily due to the sale of an ITD unit during the first quarter of 1999 (not repeated during 2000), 10% lower equipment utilization during 2000 and the cost of equipment relocations during the first quarter of 2000. Additional information follows.

     Revenue and Gross Margin. Revenue of $11.3 million for 2000 generated $5.2 million (46% of revenue) gross margin as compared to revenue of $13.5 million and gross margin of $7.3 million (54% of revenue) in 1999. The majority of the 2000 decrease in revenue was due to operating an average of 4.2 ITD units during 2000 as compared to an average of 4.6 in 1999, a reduction of 10%, combined with the sale of an ITD unit to a 50%-owned subsidiary during the first quarter of 1999 (not repeated during 2000). The 8% decrease in gross margin ratio was mainly due to the combination of increased ITD depreciation expense in 2000 (two additional ITDs compared with 1999) and transportation and customs duty expenses associated with movements of ITD units in and out of Latin America in the first quarter of 2000.

     Selling, General and Administrative ("SGA") Expense. SGA expenses were at about the same level as 1999, both in amount and by type of expense. The average number of management employees classified as SGA remained essentially the same in 2000 as with 1999.

     Research & Development Costs ("R&D") Expense. The expense for 2000, essentially unchanged from 1999, reflects ongoing R&D improvements to our Series 6000 ITD system design.

     Amortization of Engineering Design and Developed Technology. Reflects the amortization of Engineering Design and Developed Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8 year estimated economic life.

     Interest Income. The reduction in interest income resulted from a lower average cash balance available for short term investment income during 2000.

     Interest Expense. During 2000, $1,018,000 of interest expense was incurred (including amortization of debt issuance costs of $294,000), compared to interest expense of $1,455,000 for 1999 (including amortization of debt issuance costs of $489,000, partly offset by $45,000 of interest capitalized in connection with the first quarter 1999 construction of ITD units). The $437,000 overall decrease in interest expense for 2000 was due to lower interest expense on two international leases in Colombia, lower amortization of debt issuance costs as noted above, partially offset by no interest capitalization in 2000, as compared to $45,000 in 1999.

     Other Income (Expense). Other income is mainly composed of foreign currency translation gains. The financial statements of our foreign subsidiaries are measured as if the functional currency were the U.S. Dollar ("USD"). The re-measurement of local currencies into USD created favorable translation adjustments which were included in net income in each year 2000 and 1999.

     Income Taxes. The tax provision primarily relates to foreign income tax effects in our Colombia, Venezuela, Mexico and Scotland subsidiaries in 2000, and in our Colombia, Scotland and Mexico subsidiaries in 1999. We have incurred net operating losses ("NOLs") in the U.S. in recent years, which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid primarily in Colombia have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. We are implementing tax planning strategies, which if successful, may result in our recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the NOLs and foreign tax credits will be utilized.

     Minority (Interest) Income. Minority interest expense for 2000 reflects our 50% minority partner's interest in the net income of OnSite Colombia, partly offset by net loss of OnSite Arabia. During 1999, the minority interest expense reflects our 50% minority partner's interest in the net income of OnSite Colombia.

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

     Revenue and Gross Margin. Revenue of $13.5 million for 1999 generated $7.3 million (54% of revenue) gross margin in 1999 as compared to revenue of $10.7 million and gross margin of $5.3 million (50% of revenue) in 1998. The majority of the 1999 increase in revenue was due to operating an average of 4.6 ITD units during 1999 as compared to an average of 3.6 in 1998, an increase of 28%. The 4% increase in gross margin ratio was largely due to lower startup expenses as compared to 1998, improved processing efficiency in foreign operations and an overall more favorable project mix during 1999.

     Selling, General and Administrative ("SGA") Expense. SGA expense increased 9% during 1999 due to increased business activity in general (revenue increased 27%). Overall, the average number of management employees remained the same in 1999 as in the prior year.

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

     Interest Income. In 1999, we earned interest income from cash surpluses. The reduction in interest income resulted from a lower average cash balance during 1999.

     Interest Expense. During 1999, $1,455,000 of interest expense was incurred (including amortization of debt issuance costs of $489,000, partly offset by $45,000 of interest capitalized in connection with the first quarter 1999 construction of ITD units), compared to interest expense of $1,159,000 for 1998 (including amortization of debt issuance costs of $489,000, partly offset by $228,000 interest capitalized in connection with the 1998 construction of ITD units). The $296,000 overall increase in interest expense for 1999 was due to less interest capitalization in 1999 due to reduced ITD unit construction activity during 1999 as compared to 1998, increased interest expense on two international leases in Colombia, and higher amortization of debt issuance costs as noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

     We currently have no significant commitments for capital expenditures.

     During the past three years, we have expended a significant portion of our resources to develop markets and industry awareness of our ITD remediation and recycling/reclamation process technology. Our efforts have been focused primarily on hydrocarbon soil contamination inherent in oil and gas exploration activities. Our efforts to develop markets and produce equipment have required significant amounts of capital, including long-term debt secured by our ITD units and related ITD technology.

     We have incurred recurring net losses and have been dependent on revenue from a limited customer base to provide cash flows. We completed our most significant service contract in December 2000 and are currently exploring ways to replace the revenue. During 2000 we experienced a tightening of cash reserves and took actions to delay payments on our senior secured debt. Details of amounts deferred are covered in Note 2 of the Notes to Consolidated Financial Statements included in item 8 of this annual report, and as discussed below.

     We are currently seeking to obtain service contracts in our served markets and are considering strategic alternatives including the possible sale of all or substantially all of our assets. As part of our strategic plan, in August 2000, we reached an agreement with our primary lenders and holders of our outstanding preferred stock that resulted in a six-month deferment of certain principal, interest and preferred stock dividends, and in March 2001, we negotiated an additional agreement with the same parties that resulted in our continued compliance with covenants provided in our senior secured debt and preferred stock agreements. These agreements provide us with increased financial flexibility to continue our pursuit of new market opportunities. See also Note 14 of the Notes to Consolidated Financial Statements included in item 8 of this annual report, and Subsequent Events below.

     Our independent accountants PricewaterhouseCoopers LLP have provided us their report which sets forth factors that raise substantial doubt about our ability to continue as a going concern. Our viability as a going concern is dependent on the continued restructuring of our obligations and/or capital infusions, increased utilization of our ITD units, and the achievement of a sustaining level of profitability. There can be no assurances, however, that we will remain in compliance with our obligations, that we will increase ITD utilization or become sufficiently profitable in a time frame necessary to meet our obligations.

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

ACCOUNTING MATTERS

     In June 1998 and June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," respectively. These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No.s 133 and 138 are effective for fiscal years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities and, accordingly, the adoption of these new standards is not expected to have a material impact on our results of operations or financial position.

SUBSEQUENT EVENTS

     Effective March 1, 2001, we entered into an agreement with our primary lenders and holders of our outstanding preferred stock that resulted in our continued compliance with covenants provided in the senior secured debt and preferred stock agreements and with increased financial flexibility to pursue new market opportunities for our ITD technology. The agreement provides for a three-month deferral of all principal and interest payments (both currently due and previously deferred) due in March on our senior secured debt. At the end of the deferral period, if we are engaged in good faith negotiations for our sale, the sale of a subsidiary, the sale of substantially all of our assets, or the sale of substantially all assets of our subsidiaries, then all deferrals will be extended to July 8, 2001, and from month to month thereafter until the consummation of the financing transaction or the termination of good faith negotiations. Also, we received a three-month deferral on preferred dividends due in March, with a possible continuing deferral on the same basis as the senior secured debt. The agreement was designed to allow us to conserve working capital while strategic plans are being considered and pursued. In exchange for the deferral of senior secured debt and preferred stock dividend payments, the conversion price of the Series D Preferred Stock was reset at the default rate of $0.37 per share (see Notes 4 and 14 of the Notes to Consolidated Financial Statements included in item 8 of this annual report). This change in the conversion price would result in further dilution to our stockholders in the event that the Series D Preferred Stock is converted into our Common Stock. We believe the value attributable to the change in conversion feature should not have a material effect on our financial position, results of operations and cash flows.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk exposure related to changes in interest rates on our long-term debt facility. These instruments carry interest at a pre-agreed-upon percentage point spread from the prime interest rate. As of December 31, 2000, we had $5.4 million (contractual balance) outstanding under this facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $54,000 on an annual basis.

     We are subject to market risk related to fluctuations in the value of the U.S. dollar compared to certain foreign currencies. We have subsidiaries which operate in Colombia, Venezuela, Mexico, Scotland and the Arabian Gulf region. However, the functional currency used by each of these operating units is the U.S. dollar. Substantial portions of these operating units' invoices, customer receivables, imported equipment and operating cost factors are denominated in dollars. We attempt to maintain a balance between assets and liabilities denominated in foreign currencies, however, such foreign currency denominated balances are generally not significant. These factors serve to mitigate the impact on our financial statements associated with foreign exchange fluctuations.

     A hypothetical 10% fluctuation of the U.S. dollar relative to the currencies of Colombia, Venezuela, Mexico and Scotland would not have materially adversely affected our fiscal year ended December 31, 2000 financial position, results of operations, or cash flows, regardless of the direction of the change in relation to the U.S. dollar. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in revenue levels.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with our independent accountants regarding accounting and financial disclosure matters.

                                    PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth our directors and executive officers.

NAME                             AGE                          POSITION
----                             ---                          --------
James S. Percell...............  58    Director, Chairman, CEO and President
Bryan Sharp....................  57    Director
Albert M. Wolford..............  79    Director and Secretary
David L. Warnock...............  43    Director
Ronald L. Bianco...............  54    Chief Financial Officer, Treasurer and Vice-Secretary

     Directors are elected annually and hold office until the next annual stockholders meeting or until their successors are elected and qualified. Officers serve at the discretion of our board. There are no family relationships between or among any of our directors and executive officers.

BIOGRAPHIES

     James S. Percell serves as Director, Chairman, CEO and President also serves as President of the our subsidiaries, NFE and OnSite. Mr. Percell became a director and President, CEO and a director of NFE in November, 1995. Mr. Percell became President and CEO of our consolidated company in January, 1996. Mr. Percell also serves as President of Percell & Associates, a project developer of facilities in the hydrocarbon industry. From 1985-1993, Mr. Percell served as Vice-President of Belmont Constructors, Inc., a heavy industrial contractor. From 1982-1984, he served as President of Capital Services Unlimited, an international supply company for refining, petrochemical and oil field compressor stations, modular refineries and modular oilfield components. From 1977-1980, Mr. Percell served as President of Percell & Lowder, Inc., an oilfield fabricator of onshore and offshore facilities, and from 1960-1977, he served as project manager for various onshore and offshore projects. He attended Amarillo College in Amarillo, Texas.

     Bryan Sharp has served as Director since November, 1995. Mr. Sharp is also a member of our audit committee. Mr. Sharp currently serves as Principal-in-Charge and Director of Espey, Huston & Associates, Inc. ("EH&A"), an environmental consulting company, and from 1990-1993, he served as President of EH&A. Mr. Sharp has also been employed by North Texas State University, the Department of the Interior, and the University of Texas. Mr. Sharp has a B.S. degree in Education from North Texas State University, a

M.S. degree in Biology from North Texas State University and studied for his Ph.D. in Zoology from The University of Texas at Austin.

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

     David L. Warnock has served as Director since December, 1997 in connection with our December, 1997 financing. Mr. Warnock also heads our audit committee, and is a member of our compensation committee. Mr. Warnock is a founding partner of Cahill, Warnock & Company, L.L.C., an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions including President of the corporate general partner of T. Rowe Price Strategic Partners I and T. Rowe Price Strategic Partners II, and as the Executive Vice-president of T. Rowe Price New Horizons Fund. Mr. Warnock also serves on the Boards of Directors of other companies including Children's Comprehensive Services, Inc., SRB Corporation, and ALLIANCE National Incorporated. Mr. Warnock received a Bachelor of Arts Degree, History, from the University of Delaware and a Masters Degree, Finance, from the University of Wisconsin.

     Ronald L. Bianco joined us in April 1997 as Chief Financial Officer. Mr. Bianco is presently our CFO, Treasurer and Vice-Secretary. From 1975 through 1991, Mr. Bianco was with Dresser Industries where he served as Controller of Dresser Rand Power in Norway, as Controller for the North America Operations of Dresser Masonelian Valve and in other division and headquarter assignments. From 1992 through 1993, Mr. Bianco was an independent business consultant. From 1994 through 1996, Mr. Bianco served as Chief Financial Officer of SWECO Oilfield Services. Mr. Bianco received his BBA in accounting in 1970 from St. Bonaventure University in Olean, New York, and his MBA in 1983 from Southern Methodist University in Dallas, Texas.

CERTAIN SECURITIES FILINGS

     The Company believes that the reports required by Section 16(a) of the Exchange Act have been filed timely.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND ITS COMMITTEES

     James S. Percell and Albert M. Wolford are the only directors who also serve as officers. In 1997, our the board established an independent compensation committee whose members are David L. Warnock and Albert Wolford. Also in 1997, our board established an independent audit committee whose present members are David L. Warnock, Bryan Sharp and Albert M. Wolford. We held six meetings of the board during the period covered by the fiscal year ended December 31, 2000. All four Directors were present for at least 75% of the meetings.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     We do not currently pay any cash director's fees. However, we pay the expenses, if any, of our directors in attending board meetings. In 1998, our board adopted a stock option plan (as detailed below) which included participation in the plan by directors.

EXECUTIVE COMPENSATION

     Mr. James Percell became Chief Executive Officer in January, 1996. Our employment contract with Mr. Percell (the "Employment Agreement"), which commenced in April 1997, has a term of three years. The Employment Agreement automatically extends, unless terminated by us or Mr. Percell, for additional successive one year periods after the initial three year term. Mr. Percell's employment contract provides that he receive annual compensation in the amount of $125,000. In November, 1997, the Board of Directors increased Mr. Percell's annual compensation to $250,000, however, during 1998 Mr. Percell agreed to reduce his annual compensation to $180,000.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG TERM COMPENSATION
                                                                  -------------------------
                                                                    AWARDS       PAYOUTS
                                                                  ----------   ------------
                                      ANNUAL COMPENSATION                       SECURITIES
                                -------------------------------   RESTRICTED    UNDERLYING
NAME AND                                           OTHER ANNUAL     STOCK        OPTIONS/      LTIP      ALL OTHER
PRINCIPAL POSITION       YEAR    SALARY    BONUS   COMPENSATION     AWARDS         SARS       PAYOUTS   COMPENSATION
------------------       ----   --------   -----   ------------   ----------   ------------   -------   ------------
James S. Percell.......  2000   $180,000    -0-        -0-           -0-             -0-        -0-         -0-
  Chief Executive
    Officer              1999   $180,000    -0-        -0-           -0-             -0-        -0-         -0-
                         1998   $209,167    -0-        -0-           -0-         201,775        -0-         -0-

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE
                                      PERCENT OF TOTAL OPTIONS/                      VALUE AT ASSUMED ANNUAL
                                      SARS GRANTED TO EMPLOYEES                       RATES OF STOCK PRICE
                        NUMBER OF     --------------------------                        APPRECIATION FOR
                        SECURITIES                                                        OPTION TERM:
NAME AND                UNDERLYING    GRANTED IN    EXERCISE OF                      -----------------------
PRINCIPAL POSITION     OPTIONS/SARS   FISCAL YEAR    BASE PRICE    EXPIRATION DATE       5%          10%
------------------     ------------   -----------   ------------   ---------------   ----------   ----------
                                  "No Options/SAR Grants made during 2000"

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION SAR VALUES

                                                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED           IN-THE-MONEY
                                  SHARES                      OPTIONS/SARS AT             OPTIONS/SARS AT
NAME AND                        ACQUIRED ON    VALUE          FISCAL YEAR-END             FISCAL YEAR-END
PRINCIPAL POSITION               EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
------------------              -----------   --------   -------------------------   -------------------------
James S. Percell..............      (*)         (*)             1,303,042/0                     0/0
  Chief Executive Officer

---------------

(*) Did not exercise any options.

1998 STOCK OPTION PLAN

     While we have been successful in attracting and retaining qualified personnel, we believe that our future success will depend in part on its continued ability to attract and retain highly qualified personnel. We pay wages and salaries which we believe are competitive. We also believe that equity ownership is an important factor in our ability to attract and retain skilled personnel, and on December 9, 1998, the Board of Directors approved the 1998 Stock Option Plan (the "Plan") which was approved by the Stockholders at our 1999 annual meeting of stockholders. The Plan will allow Incentive Stock Options as determined by the Compensation Committee, or the Board of Directors if there is no compensation committee (the "Committee"). The Board of Directors has reserved 800,000 shares of Common Stock for issuance pursuant to the Plan. The purpose of the Plan is to foster and promote our financial success and increase stockholder value by enabling eligible key employees, directors and consultants to participate in our long-term growth and financial success of the Company.

     Eligibility. The Plan is open to key employees (including officers and directors) and our consultants and affiliates ("Eligible Persons").

     Transferability.  The grants are not transferrable.

     Changes in Capital Structure. The Plan will not effect our right to authorize adjustments, recapitalizations, reorganizations or other changes in our capital structure. In the event of an adjustment, recapitalization or reorganization the award shall be adjusted accordingly. In the event of a merger, consolidation, or liquidation, the Eligible Person will be eligible to receive a like number of shares of stock in the new entity. The board may waive any limitations imposed under the Plan so that all options are immediately exercisable.

     Options.  The Plan provides for both Incentive and Nonqualified Stock
Options.

     Option price. Incentive options shall be not less than the greater of (i) 100% of fair market value on the date of grant, or (ii) the aggregate par value of the shares of stock on the date of grant. The Compensation Committee, at its option, may provide for a price greater than 100% of fair market value. The price for Incentive Stock Options for Stockholders owning 10% or more of our shares ("10% Stockholders") shall be not less than 110% of fair market value.

     Amount exercisable-incentive options. In the event an Eligible Person exercises incentive options during the calendar year whose aggregate fair market value exceeds $100,000, the exercise of options over $100,000 will be considered non qualified stock options.

     Duration. No option may be exercisable after the expiration date as set forth in the option agreement.

     Exercise of Options. Options may be exercised by written notice to our President with:

          (i) cash, certified check, bank draft, or postal or express money order payable to Environmental Safeguards, Inc. for an amount equal to the option price of the shares;

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

  Termination of Options.

     Termination of Employment. Any Option which has not vested at the time the Optionee ceases continuous employment for any reason other than death, disability or retirement shall terminate upon the last day that the Optionee is employed by us. Incentive Stock Options must be exercised within three months of cessation of Continuous Service for reasons other than death, disability or retirement in order to qualify for Incentive Stock Option tax treatment. Nonqualified Options may be exercised any time during the Option Period regardless of employment status.

     Death. Unless the Option expires sooner, the Option will expire one year after the death of the Eligible Person.

     Disability. Unless the Option expires sooner, the Option will expire one year after the disability of the Eligible Person.

     Retirement. Any Option which has not vested at the time the Optionee ceases continuous employment due to retirement shall terminate upon the last day that the Optionee is employed by us. Upon retirement Incentive Stock Options must be exercised within three months of cessation of Continuous Service in order to qualify for Incentive Stock Option tax treatment. Nonqualified Options may be exercised any time during the Option Period regardless of employment status.

     Amendment or Termination of the Plan. The Committee may amend, terminate or suspend the Plan at any time, in its sole and absolute discretion; provided, however, that to the extent required to qualify the Plan under Rule 16b-3 promulgated under Section 16 of the Exchange Act, no amendment that would (a) materially increase the number of shares of stock that may be issued under the Plan, (b) materially modify the requirements as to eligibility for participation in the Plan, or (c) otherwise materially increase the benefits accruing to participants under the Plan, shall be made without the approval of our Stockholders; provided further, however, that to the extent required to maintain the status of any incentive option under the Code, no amendment that would (a) change the aggregate number of shares of stock which may be issued under incentive options, (b) change the class of employees eligible to receive incentive options, or (c) decrease the option price for incentive options below the fair market value of the stock at the time it is granted, shall be made without the approval of the Stockholders. Subject to the preceding sentence, the Board shall have the power to make any changes in the Plan and in the regulations and administrative provisions under it or in any outstanding incentive option as in the opinion of our counsel may be necessary or appropriate from time to time to enable any incentive option granted under this Plan to continue to qualify as an incentive stock option or such other stock option as may be defined under the Code so as to receive preferential federal income tax treatment. No amendment, suspension or termination of the Plan shall act to impair or extinguish rights in Options already granted at the date of such amendment, suspension or termination.

                  OPTIONS GRANTED UNDER 1998 STOCK OPTION PLAN

     The following sets forth the options granted under our 1998 Stock Option
Plan:

NAME AND POSITION                                       DOLLAR VALUE(1)   NUMBER OF OPTIONS
-----------------                                       ---------------   -----------------
James S. Percell, CEO.................................     $210,937            125,000
Executive Group.......................................     $210,937            125,000
Non-executive Director Group..........................     $101,250             60,000
Non-executive Officer Employee Group..................     $611,720            362,500

---------------

(1) Dollar value was calculated based on the exercise price of $1.6875, which was also the market value per share on the date of the grants.

                         STOCK PRICE PERFORMANCE GRAPH

     The performance graph as set forth below compares the cumulative total stockholder return of our Common Stock from December 31, 1995 through December 31, 2000, with Standard & Poors 500 Index (our Broad Market Index) and with Standard & Poors Oil Composite Index (our Peer Group Index). The graph assumes that the value of the investment in our Common Stock and each index was $100 on December 31, 1995, and that all dividends, if any, were reinvested. The comparisons in this table are not intended to forecast or be indicative of possible future price performance.

  COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN OF ENVIRONMENTAL SAFEGUARDS,
                                     INC.,
 THE S&P 500 INDEX (BROAD MARKET INDEX), AND THE S&P OIL COMPOSITE INDEX (PEER
                                  GROUP INDEX)

                              [PERFORMANCE GRAPH]

--------------------------------------------------------------------------------
                        1995      1996      1997      1998      1999      2000
--------------------------------------------------------------------------------
 Environmental
  Safeguards, Inc        100       364       379       152        98        23
 Broad Market Index      100       120       157       200       238       214
 Peer Group Index        100       120       143       152       174       184

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 28, 2001, with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                                        NUMBER OF
                                                         SHARES            PERCENT OF
NAME                                                    OWNED(1)             CLASS      CLASS SECURITIES
----                                                    ---------          ----------   ----------------
James S. Percell......................................  1,486,960(2)          13.0%       Common Stock
  2600 South Loop West, Ste #645
  Houston, Texas 77054
Bryan Sharp...........................................  1,132,264(3)(11)      10.1%       Common Stock
  3200 Wilcrest, #200
  Houston, Texas 77042
Albert M. Wolford.....................................   109,346(4)(11)        1.1%       Common Stock
  2600 South Loop West, Ste #645
  Houston, Texas 77054
David L. Warnock......................................  7,592,745(5)(6)(7)(11)    42.9%   Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Edward L. Cahill......................................  7,572,745(5)(6)(7)    42.8%       Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Cahill, Warnock Strategic Partners Fund, L.P..........  7,572,745(5)(6)(7)    42.8%       Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Strategic Associates, L.P.............................  7,572,745(5)(6)(7)    42.8%       Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Cahill, Warnock & Company, L.L.C. ....................  7,572,745(5)(6)(7)    42.8%       Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Cahill, Warnock Strategic Partners, L.P...............  7,572,745(5)(6)(7)    42.8%       Common Stock
  One South Street, Ste #2150
  Baltimore, Maryland 21202
Ronald L. Bianco......................................   119,516(9)            1.2%       Common Stock
  2600 South Loop West, Ste #645
  Houston, Texas 77054
Newpark Resources, Inc. ..............................  6,815,484(6)(8)(10)    40.3%      Common Stock
  3850 N. Causeway, Ste #1770
  Metairie, LA 70002-1756
Nadia, L.L.C. ........................................   593,500               5.9%       Common Stock
Grosvenot Trust Co.
  33 Church Street
  Hamilton, Bermuda
All officers and directors as a Group (5 persons).....  10,440,831            51.4%       Common Stock

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

 (2) Includes an option to purchase 800,000 shares of our Common Stock at $0.60 per share, and options to purchase 378,022 shares of our Common Stock at $1.44 per share. Also includes an option to purchase 125,000 shares of our Common Stock at $1.69 per share. These options are fully vested and immediately exercisable.

 (3) Includes an option to purchase 800,000 shares of our Common Stock at $0.60 per share, an option to purchase 301,267 shares of our Common Stock at $3.00 per share, and an option to purchase 10,997 shares of our Common Stock at $5.00 per share. These options are fully vested and immediately exercisable.

 (4) Includes options to purchase 43,346 shares of our Common Stock at $1.44 per share. These options are fully vested and immediately exercisable.

 (5) Includes 1,722,900 shares of Series B Convertible Preferred Stock and warrants to purchase 513,572 shares of our Common Stock at $0.01 per share issued to Cahill, Warnock Strategic Partners Fund, L.P. ("Cahill Warnock Fund"), whose sole general partner is Cahill, Warnock Strategic Partners, L.P. ("Cahill Warnock Partners"). In addition, includes 95,464 shares of Series B Convertible Preferred Stock and warrants to purchase 28,457 shares of our Common Stock at $0.01 per share issued to Strategic Associates, L.P. ("Strategic Associates"), whose sole general partner is Cahill, Warnock & Company, L.L.C. ("Cahill Warnock"). Each share of Series B Convertible Preferred Stock is immediately convertible into one share of our Common Stock, subject to adjustment under certain conditions. The warrant is fully vested and immediately exercisable. David L. Warnock and Edward L. Cahill are the sole general partners of Cahill Warnock Partners and the sole members of Cahill Warnock. David L. Warnock and Edward L. Cahill are control persons of Cahill Warnock Fund, Cahill Warnock Partners, Strategic Associates, and Cahill Warnock. David L. Warnock, Edward L. Cahill, Cahill Warnock Fund, Cahill Warnock Partners, Strategic Associates and Cahill Warnock have shared voting power and shared dispositive power of these shares and each disclaim beneficial ownership of the shares and warrants, except with respect to their pecuniary interest therein, if any.

 (6) Not included herein are warrants for up to a total of 188,571 shares of our Common Stock which are issuable if loans made pursuant to the Loan Agreement are not repaid in full by December 17, 2001.

 (7) Includes 4,938,703 shares of our Common Stock which would arise upon the conversion of 182,732 shares of our Series D Convertible Preferred Stock, issued to the Cahill Warnock Fund, whose sole general partner is Cahill Warnock Partners. Also includes 273,649 shares of our Common Stock which would arise upon the conversion of 10,125 shares of our Series D Convertible Preferred Stock, issued to Strategic Associates, whose sole general partners is Cahill Warnock. These Preferred shares are immediately convertible into our Common Stock.

 (8) Includes 5,405,405 shares of our Common Stock which would arise upon the conversion of 200,000 shares of our Series D Convertible Preferred Stock, issued to Newpark Resources, Inc.. These Preferred shares are immediately convertible into our Common Stock.

 (9) Includes an option to purchase 69,516 shares of our Common Stock at $1.44 per share. Also includes an option to purchase 50,000 shares of our Common Stock at $1.69 per share. These options are fully vested and immediately exercisable.

(10) Includes 847,975 shares of Series B Convertible Preferred Stock which are immediately convertible into shares of Common Stock. The number of shares of Common Stock into which each share of Preferred Stock may be converted is presently one share of Common Stock for each share of Series B Convertible Preferred Stock, subject to adjustment under certain conditions. Also includes warrants to purchase 562,104 shares of our Common Stock at $0.01 per share. The warrant is fully vested and immediately exercisable.

(11) Also includes an option to purchase 20,000 shares of our Common Stock at $1.69 per share. These options are fully vested and immediately exercisable.

     We know of no arrangement or understanding which may at a subsequent date result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

     Our Board of Directors has adopted a policy that our affairs will be conducted in all respects by standards applicable to publicly-held corporations and that we will not enter into any transactions and/or loans between us and our officers, directors and 5% stockholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent, disinterested directors.

     In December, 1997, we sold $8,000,000 of new Series B Convertible Preferred Stock and Series C Preferred Stock to an investor group ("Investor Group") consisting of Cahill, Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., Newpark Resources, Inc. and James H. Stone, who is the Chairman of Stone Energy Corporation, and we obtained a loan of $6,000,000 from the same investor group. Pursuant to this financing, David L. Warnock, a member of Cahill, Warnock & Co., which is the general partner of Cahill, Warnock Strategic Partners Fund, L.P., was appointed a Director. Subsequently, in June, 1998, we obtained an additional loan of $5,000,000 from the same investor group.

     In December, 1998, we and an investor formed OnSite Arabia, Inc. ("OnSite Arabia"), a Cayman Island company for the purpose of providing environmental remediation, reclamation and recycling services in Saudi Arabia, Qatar, Yemen, the United Arab Emirates, Bahrain, Kuwait and Oman. We own 50% of OnSite Arabia. Concurrent with the formation of OnSite Arabia, we sold 500,000 shares of our Common Stock in a private placement to an investor who is an affiliate of an investor in OnSite-Arabia, Inc. at a purchase price of $1.50 per share for total cash consideration of $750,000.

     In December 1998, we redeemed 1,037,736 shares of our Series B Convertible Preferred stock from a related party, Newpark Resources, Inc. ("Newpark"), a New York Stock Exchange listed company, in consideration for certain receivables due to us from Newpark. This transaction had the combined effect of reducing our working capital and stockholders' equity by approximately $1,100,000, and a reduction in common stock equivalents of 1,037,736 shares on a fully diluted basis. After the 1,037,736 share redemption, Newpark continues to hold 847,975 shares of our Series B Convertible Preferred stock.

     In August 2000, as part of a plan to deal with liquidity issues, we obtained a six-month deferral for payment of the quarterly installment on our long-term debt of $692,623 including interest, that was due September 4, 2000, a six-month deferral for payment of the principal-only portion of the quarterly installment on our long-term debt that was due December 4, 2000 in the amount of $540,642 and a six-month deferral for payment of the dividend on Series D preferred stock that was due October 1, 2000 in the amount of $112,444. In order to obtain the deferrals, we exchanged 400,000 newly issued shares of Series D convertible Preferred Stock for all issued shares of Series C non-convertible Preferred Stock held by our primary lender. The conversion feature associated with the 400,000 shares of Series D Preferred Stock was valued at $168,000 based on an independent appraisal. The value of the conversion feature, representing unaccreted discount, is being amortized to expense over the remaining fifteen-month term of the debt using the effective interest method.

     Effective March 5, 2001, we entered into an agreement (the "Agreement") with our primary lenders and holders of our outstanding preferred stock that provided us with increased financial flexibility to continue our pursuit of new market opportunities. The Agreement provides for a three-month deferral of all principal and interest payments (both currently due and previously deferred) due in March on our senior secured debt. At the end of the deferral period, if we are engaged in good faith negotiations for our sale, the sale of one of our subsidiaries, the sale of substantially all of one of our subsidiary's assets, or the sale of substantially all assets of our subsidiaries ("Financing Transaction"), then all deferrals will be extended to July 8, 2001 and from month to month thereafter until the consummation of the Financing Transaction or the termination of good faith negotiations. Also, we received a three-month deferral of preferred dividends due in March, with a possible continuing deferral on the same basis as the senior secured debt. The Agreement was designed to allow us to conserve working capital while strategic plans are being considered.

     In exchange for the deferral of senior secured debt and preferred stock dividend payments, the conversion price of the Series D Preferred Stock was reset at the default rate or $0.37 per share. This change in the conversion price results in further dilution to our stockholders. We believe the value attributable to the change in conversion feature should not have a material effect on our financial position, results of operations or cash flows.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) Financial Statements

        Reports of Independent Accountants/Auditors

        Consolidated Balance Sheet as of December 31, 2000 and 1999.

        Consolidated Statement of Operations for the years ended December 31, 2000, 1999 and 1998.

        Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

        Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

        Notes to Consolidated Financial Statements.

     (B) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
     3.1*                -- Certificate of Incorporation of the Registrant, as
                            amended.
     3.2*                -- Bylaws of the Registrant.
     4.1*                -- See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws of the Registrant defining
                            rights of holders of common stock of the Registrant.
     4.2*                -- Common Stock specimen.
     4.3.1**             -- Certificate of Designation, Preferences, Rights and
                            Limitations of Series B Convertible Preferred Stock.
     4.3.2**             -- Certificate of Designation, Preferences, Rights and
                            Limitations of Series C Preferred Stock.
     4.3.3*****          -- Certificate of Designation, Preferences, Rights and
                            Limitations of Series D Convertible Preferred Stock.
     4.4*                -- Form of Warrant Certificate dated December 17, 1997
                            (Included in Exhibit 4.8).
     4.5*                -- Form of Registration Rights Agreement pursuant to Private
                            Placement Memorandum dated September 18, 1996.
     4.6*                -- Form of Registration Rights Agreement dated December 17,
                            1997, between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
     4.7*                -- Form of Warrant Agreement dated December 17, 1997,
                            between the Company and Cahill, Warnock Strategic
                            Partners Fund, L.P., Strategic Associates, L.P., Newpark
                            Resources, Inc. and James H. Stone.
     4.8***              -- Form of Registration Rights Agreement dated December 7,
                            1998.
    10.1.1*****          -- Agreement in Principal dated August 17, 2000.
    10.1.2******         -- Agreement dated March 1, 2001.
    10.2*                -- Loan and Security Agreement dated December 17, 1997 by
                            and among the Company, National Fuel & Energy, and OnSite
                            Technology, L.L.C. as Borrowers and Cahill, Warnock
                            Strategic Partners Fund, L.P., Strategic Associates,
                            L.P., Newpark Resources, Inc. and James H. Stone, as
                            Lenders.

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

   *** Previously filed with Form S-3 as amended effective Feb. 8, 1999.

  **** Previously filed as an exhibit to the Company's Annual Report on Form
       10-KSB as amended for the fiscal year ended December 31, 1998, and incorporated by reference thereto.

 ***** Previously filed as an exhibit to the Company's Current Report on Form
       8-K dated August 17, 2000, and filed August 28, 2000, and incorporated herein by reference thereto.

****** Previously filed as an exhibit to the Company's Current Report on Form
       8-K dated March 1, 2001, and filed March 6, 2001, and incorporated herein by reference thereto.

     (C) Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                            ENVIRONMENTAL SAFEGUARDS, INC.

                                            By:    /s/ JAMES S. PERCELL
                                              ----------------------------------
                                                       James S. Percell
                                               Director, Chairman of the Board,
                                                 Chief Executive Officer and
                                                           President

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JAMES S. PERCELL                     Director, Chairman of the      March 28, 2001
-----------------------------------------------------      Board, Chief Executive
                  James S. Percell                         Officer and President

                   /s/ BRYAN SHARP                       Director                       March 28, 2001
-----------------------------------------------------
                     Bryan Sharp

                 /s/ ALBERT WOLFORD                      Director and Secretary         March 28, 2001
-----------------------------------------------------
                   Albert Wolford

                /s/ DAVID L. WARNOCK                     Director                       March 28, 2001
-----------------------------------------------------
                  David L. Warnock

                /s/ RONALD L. BIANCO                     Chief Financial Officer,       March 28,2001
-----------------------------------------------------      Treasurer and Vice-
                  Ronald L. Bianco                         Secretary

                         ENVIRONMENTAL SAFEGUARDS, INC.

                             ---------------------

                       CONSOLIDATED FINANCIAL STATEMENTS

                    WITH REPORTS OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                         ENVIRONMENTAL SAFEGUARDS, INC.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Reports of Independent Accountants..........................  F-2
Audited Financial Statements
  Consolidated Balance Sheet as of December 31, 2000 and
     1999...................................................  F-4
  Consolidated Statement of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-5
  Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........  F-6
  Consolidated Statement of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Environmental Safeguards, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Environmental Safeguards, Inc. as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a net working capital deficiency and has modified the terms of its long-term debt obligations and obligations to its preferred shareholders. In addition, the Company has not generated significant business backlog to supplement expiring contracts in 2000. These factors, and the Company's ability to honor its long-term obligations and Preferred Stock agreements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 19, 2001

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Environmental Safeguards, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Environmental Safeguards, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Environmental Safeguards, Inc. for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG, LLP

Houston, Texas
March 24, 1999

                         ENVIRONMENTAL SAFEGUARDS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                    ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 3,068   $ 1,944
  Accounts receivable.......................................    1,023     3,579
  Prepaid expenses..........................................       66        87
  Deferred taxes............................................       30        33
  Other assets..............................................        9        76
                                                              -------   -------
          Total current assets..............................    4,196     5,719
Property and equipment, net.................................    8,929    10,835
Acquired engineering design and technology, net of
  accumulated amortization of $1,240 and $832 as of December
  31, 2000 and 1999, respectively...........................    2,019     2,427
Other assets................................................        9         9
                                                              -------   -------
          Total assets......................................  $15,153   $18,990
                                                              =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $ 2,945   $ 2,098
  Accounts payable..........................................      156       667
  Dividends payable.........................................      225       101
  Accrued interest..........................................      220        50
  Other accrued liabilities.................................      688       621
  Income taxes payable......................................      220       618
                                                              -------   -------
          Total current liabilities.........................    4,454     4,155
Long-term debt..............................................    2,163     4,325
Minority interest...........................................    2,872     3,554
Commitments and contingencies
Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001 par
     value (aggregate liquidation value -- $2,898) 5,000,000
     shares authorized; 2,733,686 shares issued and
     outstanding............................................        3         3
  Preferred stock; Series C non-convertible, non-voting,
     cumulative; $.001 par value (aggregate liquidation
     value -- $4,000); 400,000 shares authorized, issued and
     outstanding as of December 31, 1999....................       --         1
  Preferred stock; Series D convertible, non-voting,
     cumulative $.001 par value (aggregate liquidation value
     $4,000); 400,000 shares authorized, issued and
     outstanding as of December 31, 2000....................        1        --
  Common stock; $.001 par value; 50,000,000 shares
     authorized; 10,112,144 shares issued and outstanding...       10        10
  Additional paid-in capital................................   14,935    14,329
  Accumulated deficit.......................................   (9,285)   (7,387)
                                                              -------   -------
          Total stockholders' equity........................    5,664     6,956
                                                              -------   -------
          Total liabilities and stockholders' equity........  $15,153   $18,990
                                                              =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Revenue.....................................................  $11,250   $13,514   $10,672
Cost of revenue.............................................    6,031     6,197     5,378
                                                              -------   -------   -------
  Gross margin..............................................    5,219     7,317     5,294
Selling, general and administrative expenses................    3,711     3,741     3,435
Amortization of acquired engineering design and
  technology................................................      408       408       407
Research and development....................................       71        70        48
                                                              -------   -------   -------
          Income from operations............................    1,029     3,098     1,404
Other income (expenses):
  Interest income...........................................       28       130       290
  Interest expense..........................................   (1,018)   (1,455)   (1,159)
  Other.....................................................      105        61        17
                                                              -------   -------   -------
Income before provision for income taxes and minority
  interest..................................................      144     1,834       552
Provision for income taxes..................................    1,117     1,396       756
                                                              -------   -------   -------
Income (loss) before minority interest......................     (973)      438      (204)
Minority interest...........................................     (489)     (921)     (595)
                                                              -------   -------   -------
Net loss....................................................  $(1,462)  $  (483)  $  (799)
                                                              =======   =======   =======
Net loss applicable to common stockholders..................  $(1,945)  $(1,244)  $(1,572)
                                                              =======   =======   =======
Basic and dilutive net loss per share.......................  $ (0.19)  $ (0.12)  $ (0.17)
                                                              =======   =======   =======
Weighted average shares outstanding (basic and dilutive)....   10,112    10,102     9,495
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                       TOTAL
                                   SERIES B    SERIES C    SERIES D             UNISSUED   ADDITIONAL                  STOCK-
                                   PREFERRED   PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN     ACCUMULATED   HOLDERS'
                                     STOCK       STOCK       STOCK     STOCK     STOCK      CAPITAL       DEFICIT      EQUITY
                                   ---------   ---------   ---------   ------   --------   ----------   -----------   --------
BALANCE AS OF JANUARY 1, 1998....     $ 4         $ 1         $--       $ 9       $ 56      $14,459       $(5,323)    $ 9,206
Issuance of common stock for
  agreements reached in 1995
  (40,179 shares)................      --          --          --        --        (56)          56            --          --
Exercise of stock options
  (270,000 shares)...............      --          --          --        --         --          162            --         162
Cancellation of Series B
  Preferred stock in exchange for
  accounts receivable from an
  affiliate (1,037,736 shares)
  (Note 11)......................      (1)         --          --        --         --       (1,099)           --      (1,100)
Issuance of common stock for cash
  (500,000 shares)...............      --          --          --         1         --          740            --         741
Dividends on Series C preferred
  stock..........................      --          --          --        --         --           --          (397)       (397)
Net loss.........................      --          --          --        --         --           --          (799)       (799)
                                      ---         ---         ---       ---       ----      -------       -------     -------
BALANCE AS OF DECEMBER 31,
  1998...........................       3           1          --        10         --       14,318        (6,519)      7,813
Exercise of stock options (19,700
  shares)........................      --          --          --        --         --           11            --          11
Dividends on Series C preferred
  stock..........................      --          --          --        --         --           --          (385)       (385)
Net loss.........................      --          --          --        --         --           --          (483)       (483)
                                      ---         ---         ---       ---       ----      -------       -------     -------
BALANCE AS OF DECEMBER 31,
  1999...........................     $ 3         $ 1         $--       $10       $ --      $14,329       $(7,387)    $ 6,956
Issuance of 417,066 warrants to
  purchase common stock in
  connection with senior secured
  notes payable (Note 4).........      --          --          --        --         --          438            --         438
Issuance of Series D Preferred
  Stock in exchange for Series C
  Preferred Stock (Note 7).......      --          (1)          1        --         --          168            --         168
Dividends of $287 and $149 on
  Series C and Series D Preferred
  Stock, respectively............      --          --          --        --         --           --          (436)       (436)
Net loss.........................      --          --          --        --         --           --        (1,462)     (1,462)
                                      ---         ---         ---       ---       ----      -------       -------     -------
BALANCE AS OF DECEMBER 31,
  2000...........................     $ 3         $--         $ 1       $10       $ --      $14,935       $(9,285)    $ 5,664
                                      ===         ===         ===       ===       ====      =======       =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Cash flows from operating activities:
  Net loss..................................................  $(1,462)  $  (483)  $  (799)
  Adjustment to reconcile net loss to net cash provided by
     (used in) operating activities:
     Minority interest......................................      489       921       595
     Deferred tax expense...................................        3        18        34
     Depreciation expense...................................    2,245     1,814     1,208
     Amortization of acquired engineering design and
       technology...........................................      408       408       407
     Amortization of discount...............................      372       522         0
     Changes in operating assets and liabilities:
       Accounts receivable..................................    2,491    (1,845)   (1,280)
       Equipment held for sale..............................       --       545    (1,546)
       Prepaid expenses and other assets....................       88       371       (98)
       Accounts payable.....................................     (511)       39       148
       Accrued liabilities..................................      237       203       203
       Income taxes payable.................................     (398)      556      (463)
                                                              -------   -------   -------
          Net cash provided by (used in) operating
            activities......................................    3,962     3,069    (1,591)
                                                              -------   -------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (274)   (1,835)   (2,435)
                                                              -------   -------   -------
          Net cash used in investing activities.............     (274)   (1,835)   (2,435)
                                                              -------   -------   -------
Cash flows from financing activities:
  Net proceeds from long-term debt and convertible
     debentures.............................................       --        --     5,000
  Payments on long-term debt................................   (1,081)   (2,470)   (1,590)
  Payments on capital lease obligations.....................       --      (648)   (1,484)
  Net proceeds from sale of common stock, preferred stock,
     stock warrants and stock options.......................       --        11       903
  Dividends paid on Series C and Series D preferred stock...     (312)     (385)     (397)
  Distribution to minority interest.........................   (1,171)     (590)     (300)
                                                              -------   -------   -------
          Net cash provided by (used in) financing
            activities......................................   (2,564)   (4,082)    2,132
                                                              -------   -------   -------
Net increase (decrease) in cash and cash equivalents........    1,124    (2,848)   (1,894)
Cash and cash equivalents, beginning of year................    1,944     4,792     6,686
                                                              -------   -------   -------
Cash and cash equivalents, end of year......................  $ 3,068   $ 1,944   $ 4,792
                                                              =======   =======   =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $   476   $ 1,469   $ 1,120
                                                              =======   =======   =======
  Cash paid for income taxes................................  $ 1,515   $   840   $ 1,185
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Environmental Safeguards, Inc. (the "Company") provides environmental remediation and hydrocarbon reclamation/recycling services principally to oil and gas companies, using proprietary Indirect Thermal Desorption ("ITD") technology. To date the primary service offered by the Company has been the remediation of soil contaminated by oil-based drill cuttings and the subsequent recovery of diesel and synthetic oils.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries after elimination of all significant intercompany accounts and transactions.

  Management Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the valuation of deferred tax assets and the realizability of accounts receivable.

  Research and Development

     Research and development activities are expensed as incurred, including costs relating to patents or rights which may result from such expenditures.

  Revenue Recognition

     Revenue is recognized at the time services are performed, or in the event of the sale of an ITD unit, when the equipment is shipped.

  Concentrations of Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to customers operating in the United States, the United Kingdom and Latin America. Security and/or a parent company guarantee is often required for credit granted. As of December 31, 2000, all of the Company's trade receivables were due from two customers for services performed in Latin America (Mexico and Colombia). As of December 31, 1999, essentially all of the Company's trade receivables were due from three customers for services performed in Latin America (Mexico, Colombia and Venezuela) and from a private company operating and headquartered in the United Kingdom. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses if necessary.

  Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

                         ENVIRONMENTAL SAFEGUARDS, INC.

     On Site Colombia, Inc., a 50% owned joint Company has dividend restriction that would preclude the Company from receiving 50% of cash and cash equivalents. As of December 31, 2000 and 1999, the Company's financial statements include $1,631,000 and $1,328,000 of cash and cash equivalents attributable to OnSite Colombia, Inc.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of 5 years for ITD units and 3 to 5 years for office furniture and equipment and transportation and other equipment. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations currently.

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

  Stock-Based Compensation

     Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

  Acquired Engineering Design and Technology

     Acquired engineering design and technology represents the intangible value associated with certain proprietary equipment and process designs acquired by the Company in the acquisition of OnSite Technology, L.L.C. ("OnSite") in 1997. In the acquisition of OnSite, the purchase price was allocated to the assets acquired and liabilities assumed based on independent appraisal. This intangible asset is being amortized over an estimated useful life of 8 years using the straight-line method.

  Impairment of Long-Lived Assets

     In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Given the homogeneous nature and geographic deployment flexibility of such assets, and based upon a recent evaluation by management, an impairment of the Company's long-lived assets was not deemed necessary.

                         ENVIRONMENTAL SAFEGUARDS, INC.

  Translation of Foreign Currencies

     All foreign subsidiaries of the Company operate with the U.S. dollar as their functional currency and, accordingly, no cumulative translation adjustment is presented in the accompanying balance sheet. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income.

  Fair Value of Financial Instruments

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

  Accounting Pronouncements

     In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," respectively. These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and, accordingly, the adoption of these new standards is not expected to have a material impact on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB 101. As a result, SAB 101 will not be effective for the Company until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. The implementation of SAB 101 is not expected to have a material impact on the Company's results of operations or financial position.

  Reclassification

     Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the current year presentation.

2. LIQUIDITY ISSUES

     Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption remediation and recycling/ reclamation process. The Company's efforts have been focused primarily on hydrocarbon soil contamination inherent in oil and gas exploration activities. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD technology. The Company has incurred recurring net losses and has been dependent on revenue from a limited customer base to provide cash flows. The Company completed its most significant service contract in December 2000 and is currently exploring ways to replace the revenue. During the year ended December 31, 2000 the Company experienced a tightening of cash reserves and took actions to delay payments on its senior secured debt. The delay of principal and interest payments of approximately $1,233,000 in 2000 will result in the Company's payment of approximately $3,825,000 of principal and interest

                         ENVIRONMENTAL SAFEGUARDS, INC.

payments on senior secured debt in 2001. These 2001 debt payments and expected continuing losses will further strain the Company's liquidity. In addition, as of December 31, 2000, the Company's current liabilities exceeded its current assets by $258,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is currently seeking to obtain service contracts in the markets that it serves and is also considering strategic alternatives including a possible sale of all or substantially all of its assets. As part of its strategic plan, effective March 1, 2001 the Company reached an agreement with its primary lenders and holders of its outstanding preferred stock that resulted in the Company remaining in compliance with covenants provided in its senior secured debt agreement and stock agreements and provided the Company with increased financial flexibility to continue its pursuit of new market opportunities (See Note 14).

     The Company's long-term viability as a going concern is dependent on the continued restructuring of its obligations and/or capital infusions, the repositioning of its asset base and the achievement of a sustaining level of profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
ITD Remediation/Recycling Units and auxiliary equipment.....  $14,973   $14,636
Office furniture and equipment..............................       36        34
Transportation and other equipment..........................       49        49
                                                              -------   -------
                                                               15,058    14,719
Less accumulated depreciation...............................    6,129     3,884
                                                              -------   -------
          Property and equipment, net.......................  $ 8,929   $10,835
                                                              =======   =======

4. LONG-TERM DEBT

     Senior secured notes payable to certain corporate and individual investors (the "Investor Notes") funded in connection with the Company's acquisition of OnSite and subsequent exercise of an option for $5 million of additional debt under similar terms. The Investor Notes have an original face value of $11 million and are carried net of unamortized discounts of approximately $298,000 and $64,000 as of December 31, 2000 and 1999, respectively. Payments are due in quarterly principal installments of $541,000 plus accrued interest at a stated rate of prime plus 1.5% (11% as of December 31, 2000) per year through December 2002. After considering the amortization of the discount, the notes bear an effective interest rate that approximates prime plus 11.1% (20.6% and 18.4% as of December 31, 2000 and 1999 respectively) per year. These notes are collateralized by all assets of the Company.

     Long-term debt consists of the following:

                                                               2000     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
Contractual balance.........................................  $5,406   $6,487
Less unaccreted discount....................................    (298)     (64)
                                                              ------   ------
          Long-term debt....................................   5,108    6,423
Less current maturities.....................................   2,945    2,098
                                                              ------   ------
          Long-term debt, net of current portion............  $2,163   $4,325
                                                              ======   ======

                         ENVIRONMENTAL SAFEGUARDS, INC.

     The Investor Notes contain certain covenants, the most restrictive of which require the Company to maintain positive working capital of at least $2 million and precludes the Company from paying common dividends until the Investor Notes are repaid. During 1999, the Company requested and received a waiver of the working capital requirement for the duration of the Investor Notes.

     The Investor Notes included a commitment by the lenders to provide an additional $5 million supplemental loan under provisions similar to the initial loan provided that the Company remains in compliance with the terms of the initial loan. The Company exercised its option to obtain the $5 million supplemental loan in June 1998.

     As part of a plan to deal with liquidity issues, in August 2000 the Company obtained a six-month deferral for payment of the quarterly installment on its long-term debt of $692,623 including interest, that was due September 4, 2000, a six-month deferral for payment of the principal-only portion of the quarterly installment on its long-term debt that was due December 4, 2000 in the amount of $540,642 and a six-month deferral for payment of the dividend on Series D preferred stock that was due October 1, 2000 in the amount of $112,444. In order to obtain the deferrals, the Company exchanged 400,000 newly issued shares of Series D convertible Preferred Stock for all issued shares of Series C non-convertible Preferred Stock held by the Company's primary lender. The conversion feature associated with the 400,000 shares of Series D Preferred Stock was valued at $168,000 based on an independent appraisal. The value of the conversion feature, representing unaccreted discount, is being amortized to expense over the remaining fifteen-month term of the debt using the effective interest method.

     The Investor Notes also included a provision for the Company to issue to the lenders warrants to acquire up to 707,142 shares of the Company's Common Stock upon the earlier of an event of default under the terms of the Investor Notes or February 17, 2000, provided, however, that if the Investor Notes were repaid in full prior to February 17, 2000, then no additional warrants would be issued. The Investor Notes further provided that if a portion of the notes were repaid prior to February 17, 2000, then warrants for a number of shares of Common Stock of the Company would be issued on a pro rata basis. Based on this provision, on February 17, 2000, the Company issued the lenders warrants to acquire 417,066 shares of the Company's common stock at $0.01 per share. These warrants had an approximate value of $438,000 at the date of issue and such value has been treated as additional interest and is being amortized to expense over the remaining twenty-two month term of the debt using the effective interest method.

     The Investor Notes include a further provision for the Company to issue the lenders warrants to acquire an additional 188,571 shares of the Company's common stock at $0.01 per share if the Investor Notes are not prepaid in full by December 2001.

     Following is an analysis of future annual scheduled maturities of long-term debt:

                                                                      UNACCRETED
YEAR ENDED DECEMBER 31,                                 CONTRACTUAL    DISCOUNT    TOTAL
-----------------------                                 -----------   ----------   ------
                                                                 (IN THOUSANDS)
2001..................................................    $3,243         $298      $2,945
2002..................................................    $2,163           --       2,163
                                                          ------         ----      ------
  Long-term debt......................................    $5,406         $298      $5,108
                                                          ======         ====      ======

                         ENVIRONMENTAL SAFEGUARDS, INC.

     During the years ended December 31, 2000, 1999 and 1998, the Company incurred interest charges as follows:

                                                              2000     1999     1998
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Interest charged to expense................................  $1,018   $1,455   $1,159
Interest capitalized as construction period interest.......      --       45      228
                                                             ------   ------   ------
          Total interest...................................  $1,018   $1,500   $1,387
                                                             ======   ======   ======

5. LEASE COMMITMENTS

     The Company leases certain equipment and facilities (mainly offices and vehicles) under operating leases. Certain of the leases provide for renewal options; however, only one such lease has an original term of greater than one year. Rental expense for operating leases was $100,000, $115,000 and $69,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

     Minimum lease payments due under operating leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2000 are summarized as follows:

YEAR ENDED DECEMBER 31,
-----------------------                                  (IN THOUSANDS)
2001..................................................        $37
2002..................................................          1
                                                              ---
          Total minimum lease payments................        $38
                                                              ===

6. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Tax on undistributed foreign income.......................  $   232   $   533
  Basis of property and equipment...........................      656       341
                                                              -------   -------
          Total deferred tax liabilities....................      888       874
                                                              -------   -------
Deferred tax assets:
  Net operating loss carryforwards..........................    2,389     2,007
  Foreign tax credit carryforwards..........................      834       517
  Purchased in-process research and development.............      208       225
  Basis of acquired engineering design and technology.......      197       132
  Deferred gain on sale of licensing agreement..............       17        31
  Deferred foreign taxes....................................       30        23
  Other.....................................................       --       680
                                                              -------   -------
          Total deferred tax assets.........................    3,675     3,615
Valuation allowance.........................................   (2,757)   (2,708)
                                                              -------   -------
                                                                  918       907
                                                              -------   -------
          Net deferred tax assets...........................  $    30   $    33
                                                              =======   =======

                         ENVIRONMENTAL SAFEGUARDS, INC.

     For financial reporting purposes, income before provision for income taxes and minority interest includes the following components:

                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
United States...........................................  $(1,066)  $(1,521)  $(1,027)
Foreign.................................................    1,210     3,355     1,579
                                                          -------   -------   -------
          Income before provision for income taxes and
            minority interest...........................  $   144   $ 1,834   $   552
                                                          =======   =======   =======

     Significant components of the provision for income taxes are as follows:

                                                               2000     1999    1998
                                                              ------   ------   ----
                                                                  (IN THOUSANDS)
Current:
  Federal...................................................  $   --   $   --   $ --
  Foreign...................................................   1,110    1,378    722
                                                              ------   ------   ----
          Total current.....................................   1,110    1,378    722
                                                              ------   ------   ----
Deferred:
  Federal...................................................      --       --     --
  Foreign...................................................       7       18     34
                                                              ------   ------   ----
          Total deferred....................................       7       18     34
                                                              ------   ------   ----
          Provision for income taxes........................  $1,117   $1,396   $756
                                                              ======   ======   ====

     The differences between the statutory income tax rate and the Company's effective income tax rate are as follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
Federal statutory rate......................................   34%    34%    34%
Foreign income taxes........................................  776%    76%   137%
Increase in valuation allowance.............................  (34)%  (34)%  (34)%
                                                              ---    ---    ---
                                                              776%    76%   137%
                                                              ===    ===    ===

     As of December 31, 2000, for U.S. federal income tax reporting purposes, the Company has approximately $7,028,000 of unused net operating losses ("NOLs") available for carryforward to future years. The benefit from carryforward of such NOLs will expire during the years ended December 31, 2001 to 2019. Because the Company's 1997 private placement of preferred stock, combined with other private placements in 1996 and 1995, resulted in more than a 50 percent change in shareholder ownership percentages, the provisions of Section 382 of the Internal Revenue Code limit the Company's ability to utilize approximately $3,600,000 of its NOL carryforwards to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on the above limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. The benefit from utilization of NOL carryforwards could be subject to limitations if additional material ownership changes occur in the Company. As of December 31, 2000 the Company had approximately $834,000 of foreign tax credit carryforwards which can be offset against taxable income in Colombia. The benefit from carryforward of such foreign tax credits will expire during the years ended December 31, 2002 to 2005.

                         ENVIRONMENTAL SAFEGUARDS, INC.

7. STOCKHOLDERS' EQUITY

     The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. Effective December 17, 1997, the board of directors authorized the issuance and sale of up to 5,000,000 shares of Series B convertible preferred stock and up to 400,000 shares of Series C non-voting non-convertible preferred stock. During the year ended December 31, 2000, the board of directors authorized the issuance of up to 400,000 shares of Series D convertible preferred stock.

  Series B Convertible Preferred Stock

     In 1997, the Company issued 3,771,422 shares of $0.001 par value Series B convertible preferred stock for $4,000,000, or $1.06 per share. Dividends are paid at the same rate as common stock based upon the conversion rate. The Series B convertible preferred stock can be converted to common stock at any time at the option of the holder. The initial rate is one common share for each preferred share; however, the conversion rate is subject to adjustments to prevent dilution. The holders of the Series B convertible preferred stock have essentially the same voting rights as the holders of common stock except for the election of Directors, upon which the Series B Convertible Preferred shareholders are not entitled to vote. Series B Convertible Preferred shareholders, however have the right to vote separately, as a class, for the election of one Director. The Series B convertible preferred stock has a liquidation preference of $1.06 per share plus any unpaid dividends. As discussed in Note 11, the Company canceled 1,037,736 shares of Series B convertible preferred stock in exchange for accounts receivable.

  Series C Preferred Stock

     In 1997, the Company issued 400,000 shares of Series C non-voting preferred stock with a $0.001 per share par value and a $10 per share stated value. The Series C preferred stock carries a quarterly dividend payable in arrears of prime (8.50% as of December 31, 1999) plus 1.5% based on the stated value of the stock. The Series C preferred stock is redeemable at the option of the Company at a price of $10 per share plus any unpaid dividends. Proceeds of $4,000,000 from the Series C preferred stock were recorded net of a discount of $809,000, which included related offering costs incurred and the allocation of a portion of the proceeds to the warrants issued to the same investors. The allocation of proceeds between the Series C preferred stock, Investor Notes (See Note 4) and the warrants (See stock warrants below) was based upon relative fair values of the underlying securities. The Series C preferred stock was accreted to its liquidation value over a period of 26 months to February 17, 2000. The accretion of the Series C preferred stock is deducted from the net loss to derive the net loss applicable to common stockholders in the calculation of earnings per share (See Note 8).

 Series D Preferred Stock

     During 2000, the Company exchanged 400,000 newly issued shares of Series D convertible Preferred Stock for Series C non-convertible Preferred Stock held by the Company's primary lender. The newly issued shares of Series D Preferred stock are convertible into common stock at a conversion price of $2.25 per share until December 31, 2002, and a conversion price of $1.00 after December 31, 2002. In the event of a default under the loan agreement, the conversion price shall be the lesser of $1.00 per share or the averaging thirty-day trailing price. The conversion feature associated with the 400,000 shares of Series D Preferred Stock was valued at $168,000 based on an independent appraisal. The value of the conversion feature, representing unaccreted discount, is being amortized to expense over the remaining term of the debt using the effective interest method (See Note 4). Other than the conversion feature of the Series D Preferred Stock, its features and preferences are the same as the Series C Preferred Stock.

                         ENVIRONMENTAL SAFEGUARDS, INC.

 Unissued Common Stock

     Unissued common stock at January 1, 1998 represents shares for which cash proceeds or other consideration had been received but shares had not been issued.

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

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

 Stock Option Plan

     The Company has adopted the 1998 Stock Option Plan (the "Option Plan") under which incentive stock options for up to 800,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Option Plan is designed to attract and reward key executive personnel. At December 31, 1999, the Company had granted options for 610,000 of a total of 800,000 shares of common stock reserved for issuance under the Option Plan. During 2000, 62,500 options were forfeited resulting in a 547,500 of a total of 800,000 shares of common stock reserved for issuance under the Option Plan.

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

                                                           2000      1999      1998
                                                          -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
Proforma net loss.......................................  $(1,637)  $(1,197)  $(1,457)
Proforma net loss available to common stockholders......  $(2,120)  $(1,958)  $(2,230)
Proforma basic and dilutive loss per share..............  $ (0.21)  $ (0.19)  $ (0.23)

                         ENVIRONMENTAL SAFEGUARDS, INC.

     A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:

                                                            NUMBER OF
                                                             SHARES
                                                              UNDER     WEIGHTED-AVERAGE
                                                             OPTIONS     EXERCISE PRICE
                                                            ---------   ----------------
Outstanding -- January 1, 1998............................  4,821,686        $1.76
  Granted.................................................    782,718         2.41
  Exercised...............................................   (270,000)        0.60
  Forfeited...............................................   (463,542)        5.00
                                                            ---------        -----
Outstanding -- December 31, 1998..........................  4,870,862         1.62
  Granted.................................................         --           --
  Exercised...............................................    (19,700)        0.60
  Forfeited...............................................         --           --
  Repricing...............................................         --        (0.24)
                                                            ---------        -----
Outstanding -- December 31, 1999..........................  4,851,162         1.38
  Granted.................................................         --           --
  Exercised...............................................         --           --
  Forfeited...............................................    (62,500)        1.69
                                                            ---------        -----
Outstanding -- December 31, 2000..........................  4,788,662        $1.38
                                                            =========        =====
Exercisable -- December 31,
  1998....................................................  4,260,862        $1.61
  1999....................................................  4,546,162        $1.36
  2000....................................................  4,788,662        $1.38

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 7%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 0.873; and a weighted-average expected life of the options of 5 years. No options were granted in 2000 or 1999 and, accordingly, no option pricing assumptions are presented.

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

     The weighted-average fair value of options granted during the year ended December 31, 1998 was $1.74. No options were granted during the years ended December 31, 2000 and 1999; however the repricing of certain options reduced the weighted average exercise price by $0.24 in 1999.

                         ENVIRONMENTAL SAFEGUARDS, INC.

     As shown above, all outstanding stock options are exercisable at December 31, 2000. A summary of outstanding stock options at December 31, 2000, follows:

                                                                   REMAINING
NUMBER OF COMMON                                                  CONTRACTUAL
STOCK EQUIVALENTS                               EXPIRATION DATE   LIFE (YEARS)   EXERCISE PRICE
-----------------                               ---------------   ------------   --------------
          Exercisable as of December 31, 2000:
2,470,300 ....................................   November 2005        4.9            $0.60
  112,500 ....................................      March 2007        6.2             1.44
  480,000 ....................................      March 2007        6.2             2.50
   35,000 ....................................   November 2007        6.9             1.44
  356,813 ....................................   December 2007        7.0             1.44
  613,831 ....................................   December 2007        7.0             3.00
    1,053 ....................................    January 2008        7.1             2.38
      800 ....................................    January 2008        7.1             3.12
      770 ....................................    January 2008        7.1             3.25
      625 ....................................    January 2008        7.1             4.00
   47,053 ....................................      April 2008        7.3             5.00
  122,417 ....................................      April 2008        7.3             1.44
  547,500 ....................................   December 2008        8.0             1.69
---------
4,788,662
=========

  Stock Warrants

     Following is a summary of stock warrant activity:

                                                       NUMBER OF   EXERCISE     WEIGHTED
                                                        SHARES      PRICE     AVERAGE PRICE
                                                       ---------   --------   -------------
Warrants outstanding as of January 1, 1998...........    707,143    $0.01         $0.01
  Issued.............................................         --       --            --
  Canceled...........................................         --       --            --
  Exercised..........................................         --       --            --
                                                       ---------
Warrants outstanding as of December 31, 1998.........    707,143    $0.01         $0.01
  Issued.............................................         --       --            --
  Canceled...........................................         --       --            --
  Exercised..........................................         --       --            --
                                                       ---------
Warrants outstanding as of December 31, 1999.........    707,143    $0.01         $0.01
  Issued.............................................    417,066    $0.01         $0.01
  Canceled...........................................         --       --            --
  Exercised..........................................         --       --            --
                                                       ---------
Warrants outstanding as of December 31, 2000.........  1,124,209    $0.01         $0.01
                                                       =========

     All warrants outstanding were issued in connection with the funding of the Investor Notes (See Note 4). All warrants bear an exercise price of $0.01 per share, are currently exercisable, and expire in December 2007.

8. EARNINGS PER SHARE

     For the years ended December 31, 2000, 1999 and 1998, due to the fact that the Company incurred net losses, all common stock equivalents have been excluded from the calculation of earnings per share because their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the

                         ENVIRONMENTAL SAFEGUARDS, INC.

common stock equivalents (totaling 10,424,335 as of December 31, 2000) disclosed in Note 7 be included in the calculation of the weighted average shares outstanding for periods in which net income is reported, using the treasury stock method.

     Following is the reconciliation of net loss to the net loss applicable to common stockholders:

                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Net loss................................................  $(1,462)  $  (483)  $  (799)
Less: Series C and D Preferred stock dividends ($1.0914,
      $0.9627 and $0.9925 per share) in 2000, 1999 and
      1998, respectively................................     (436)     (385)     (397)
      Accretion of discount on Series C preferred stock
      (Note 7)..........................................      (47)     (376)     (376)
                                                          -------   -------   -------
Net loss applicable to common stockholders..............  $(1,945)  $(1,244)  $(1,572)
                                                          =======   =======   =======

9. 401(K) SALARY DEFERRAL PLAN

     The Company has a 401(k) salary deferral plan (the "Plan") which became effective on January 1, 1998, for eligible employees who have met certain service requirements. The Plan does not provide for Company matching or discretionary contributions and, accordingly, the Company recognized no expense under the Plan in 2000, 1999 or 1998.

10. LITIGATION

     In August 2000, litigation was instituted against the Company styled as Duratherm, Inc. vs. OnSite Technology, LLC, Waste Control Specialists, LLC and Kevin Nowlin; In the United States District Court for the Southern District of Texas; Civil Action No. H-00-2727. This is a lawsuit against OnSite Technology, LLC, the Company's wholly-owned subsidiary ("OnSite"), a customer of OnSite ("WCS") and a former employee of OnSite ("Nowlin") by Duratherm, Inc. alleging
(i) infringement of U.S. patent no. 5,523,060, by the Company's ITD Units, which are its primary revenue producing asset; (ii) misappropriation and misuse of trade secrets and breach of confidential relationship; (iii) tortuous interference with a business relationship; (iv) civil conspiracy to commit the acts (ii)-(iii) listed above; and business disparagement. The plaintiff sought damages, exemplary damages, treble damages for infringement and a permanent injunction (as well as attorneys fees and interest). The amount of damages was not specified. The Company filed a motion to dismiss on the grounds that Duratherm, Inc. was not the proper party to file suit on the patents (or alternatively that Duratherm, Inc. needed to add additional parties as plaintiff's to the suit). This motion to dismiss was granted by the court and was not appealed. Duratherm Inc. could, however, refile the lawsuit with the addition of other parties. It could also refile the claims, unrelated to the patent, in state court. The Company still believes that it has a meritorious defense on the claims alleged in the original lawsuit and will continue to vigorously defend against such claims if they are reasserted. It is not possible at this time to determine the probability of refiling the suit by Duratherm, Inc. The Company's insurance carrier denied coverage with regard to certain claims included in the original suit, but accepted the business disparagement claim subject to a reservation of rights.

     The Company is from time to time involved in various other litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. Presently the Company has no existing litigation.

                         ENVIRONMENTAL SAFEGUARDS, INC.

11. RELATED PARTY TRANSACTIONS

     Effective March, 2001 and August, 2000, the Company entered into agreements with its primary lenders and holders of its outstanding preferred stock to defer various principal and interest payments on its senior debt. See Notes 4 and 14.

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

     During 1998, the Company entered into a marketing assistance agreement (the "Marketing Agreement") with the minority owners of OnSite Colombia, Inc. Under the terms of the Marketing Agreement, in exchange for assisting the Company in its business expansion efforts, the minority owners and the Company each received marketing assistance fees totaling $320,000 during each of the years ended December 31, 2000, 1999 and 1998.

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

12. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

     Following is a summary of segment information:

                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Revenue:
  United States.........................................  $ 1,464   $ 1,150   $ 2,708
  United Kingdom........................................       52       993        --
  Latin America.........................................    9,734    11,371     7,964
                                                          -------   -------   -------
          Total revenue.................................  $11,250   $13,514   $10,672
                                                          =======   =======   =======
Depreciation and Amortization:
  United States.........................................  $ 1,566   $ 1,034   $   856
  United Kingdom........................................      253       154        --
  Latin America.........................................      834     1,034       759
                                                          -------   -------   -------
          Total depreciation and amortization...........  $ 2,653   $ 2,222   $ 1,615
                                                          =======   =======   =======
Income (Loss) From Operations:
  United States.........................................  $(1,245)  $  (230)  $   140
  United Kingdom........................................     (513)      342        --
  Latin America.........................................    3,561     3,399     1,814
  Middle East...........................................     (452)       --        --
  Corporate.............................................     (322)     (413)     (550)
                                                          -------   -------   -------
          Total income from operations..................  $ 1,029   $ 3,098   $ 1,404
                                                          =======   =======   =======
Interest Expense:
  Latin America.........................................  $    15   $   270   $   139
  Corporate.............................................    1,003     1,185     1,020
                                                          -------   -------   -------
          Total interest expense........................  $ 1,018   $ 1,455   $ 1,159
                                                          =======   =======   =======
Provision (Benefit) For Income Taxes:
  United Kingdom........................................  $   (70)  $    76   $    --
  Latin America.........................................    1,187     1,320       756
                                                          -------   -------   -------
          Total provision for income taxes..............  $ 1,117   $ 1,396   $   756
                                                          =======   =======   =======
Number of Customers:
  United States.........................................        1         1         1
  United Kingdom........................................        1         1        --
  Latin America.........................................        4         4         2
                                                          -------   -------   -------
                                                                6         6         3
                                                          =======   =======   =======

                                                               2000      1999
                                                              -------   -------
Assets:
  United States.............................................  $ 5,891   $ 6,423
  United Kingdom............................................    1,173     1,991
  Latin America.............................................    4,624     6,993
  Middle East...............................................    3,440     3,390
  Corporate.................................................       25       193
                                                              -------   -------
          Total assets......................................  $15,153   $18,990
                                                              =======   =======

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                                               2000      1999
                                                              -------   -------
Long Lived Assets:
  United States.............................................  $ 5,021   $ 6,049
  United Kingdom............................................    1,009     1,263
  Latin America.............................................    1,537     2,569
  Middle East...............................................    3,390     3,390
                                                              -------   -------
          Total long lived assets...........................  $10,957   $13,271
                                                              =======   =======
Capital Expenditures:
  United States.............................................  $   267   $    28
  United Kingdom............................................       --       112
  Latin America.............................................       72        --
  Middle East...............................................       --     1,695
                                                              -------   -------
          Total capital expenditures........................  $   339   $ 1,835
                                                              =======   =======

     During the years ended December 31, 2000, 1999 and 1998, the Company's largest customer accounted for 50%, 58% and 71% of revenue, respectively. On January 2, 2001, the contract with this customer expired without renewal.

13. NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company engaged in certain non-cash investing and financing activities as follows:

                                                              2000    1999     1998
                                                              ----   ------   ------
                                                                  (IN THOUSANDS)
Stock warrants issued to extend the due date of senior
  secured notes payable.....................................  $438   $   --   $   --
Series D convertible preferred stock exchanged for Series C
  non-convertible preferred stock...........................   168       --       --
Property and equipment for settlement of accounts
  receivable................................................    65       --       --
Indirect Thermal Desorption Unit value contributed to 50/50
  joint company in Arabia...................................    --    1,150    1,150
Net ITD Unit cost transferred between property and equipment from equipment held for sale, net of accumulated
  depreciation of $350 in 1999 and 1998.....................    --    1,408      407
Series B preferred stock re-purchased in exchange for
  accounts receivable.......................................    --       --    1,100

14. SUBSEQUENT EVENTS

     Effective March 5, 2001 the Company entered into an agreement (the "Agreement") with its primary lenders and holders of its outstanding preferred stock that provided the Company with increased financial flexibility to continue its pursuit of new market opportunities. The Agreement provides for a three-month deferral of all principal and interest payments (both currently due and previously deferred) due in March on the Company's senior secured debt. At the end of the deferral period, if the Company is engaged in good faith negotiations for its sale, the sale of a subsidiary, the sale of substantially all of its assets, or the sale of substantially all assets of its subsidiaries ("Financing Transaction"), then all deferrals will be extended to July 8, 2001 and from month to month thereafter until the consummation of the Financing Transaction or the termination of the good faith negotiations. Additionally, the Company received a three-month deferral of

                         ENVIRONMENTAL SAFEGUARDS, INC.

preferred dividends due in March, with a possible continuing deferral on the same basis as the senior secured debt. The Agreement was designed to allow the Company to conserve working capital while strategic plans are being considered.

     In exchange for the deferral of senior secured debt and preferred stock dividend payments, the conversion price of the Series D Preferred Stock was reset at the default rate or $0.37 per share (See Note 4). This change in the conversion price results in further dilution to the Company's stockholders. Management believes the value attributable to the change in conversion feature should not have a material effect on the Company's financial position, results of operations or cash flows.