Form 10-Q
period 2001-03-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2001-05-09
CIK 1017616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

ON MAY 8, 2001, APPROXIMATELY 10,112,144 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ]   No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Condensed Balance Sheet as of March 31, 2001 (unaudited) and December 31, 2000.

    Unaudited Consolidated Condensed Statement of Operations for the three months ended March 31, 2001 and 2000.

    Unaudited Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2001 and 2000.

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

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ENVIRONMENTAL SAFEGUARDS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   ----------

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       MARCH 31,
                                                         2001           DECEMBER 31,
ASSETS                                                (UNAUDITED)           2000
                                                      ------------      ------------

Current assets:
  Cash and cash equivalents                           $      2,082      $      3,068
  Accounts receivable                                          251
                                                                               1,023
  Prepaid expenses                                             106
                                                                                  66
  Deferred taxes                                                29
                                                                                  30
  Other current assets                                          10                 9
                                                      ------------      ------------

    Total current assets                                     2,478             4,196

Property and equipment, net                                  8,367             8,929

Acquired engineering design and
  technology, net                                            1,917             2,019

Other assets                                                    11                 9
                                                      ------------      ------------

      Total assets                                    $     12,773      $     15,153
                                                      ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   $      3,573      $      2,945
  Accounts payable                                             141               156
  Accrued liabilities                                          489               908
  Dividends payable                                            326               225
  Income taxes payable                                          61               220
                                                      ------------      ------------

    Total current liabilities                                4,590             4,454

Long-term debt, net of current portion                       1,622             2,163

Minority interest                                            2,158             2,872

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting,
    $.001 par value (aggregate liquidation
    value - $2,898); 5,000,000 shares authorized;
    2,733,686 shares issued and outstanding                      3                 3
  Preferred stock; Series D convertible, non-
    voting, cumulative $.001 par value (aggregate
    liquidation value $4,000); 400,000 shares
    authorized, issued and outstanding                           1                 1
  Common stock; $.001 par value; 50,000,000
    shares authorized; 10,112,144 shares
    issued and outstanding                                      10                10
  Additional paid-in capital                                14,935            14,935
  Accumulated deficit                                      (10,546)           (9,285)
                                                      ------------      ------------

    Total stockholders' equity                               4,403             5,664
                                                      ------------      ------------

      Total liabilities and stockholders' equity      $     12,773      $     15,153
                                                      ============      ============

         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   ----------

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                              ----------------------
                                                2001          2000
                                              --------      --------

Revenue                                       $    589      $  3,328
Cost of revenue                                    878         1,884
                                              --------      --------

  Gross margin                                    (289)        1,444

Selling, general and administrative
  expenses                                         621           962
Amortization of acquired engineering
  design and technology                            102           102
Research and development                            20            18
                                              --------      --------

    Income (loss) from operations               (1,032)          362

Other income (expense):
  Interest income                                   10             7
  Interest expense                                (233)         (273)
  Other                                             11            38
                                              --------      --------

Income (loss) before provision for
  income taxes and minority interest            (1,244)          134

Provision for income taxes                          50           379
                                              --------      --------

Loss before minority interest                   (1,294)         (245)

Minority interest                                  134          (312)
                                              --------      --------

Net loss                                      $ (1,160)     $   (557)
                                              ========      ========

Net loss available to common stockholders     $(1,261)      $   (705)
                                              ========      ========

Basic and dilutive loss per common share      $  (0.12)     $  (0.07)
                                              ========      ========

Weighted average shares outstanding             10,112        10,112
                                              ========      ========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   ----------

                                 (IN THOUSANDS)

                                                  THREE MONTHS
                                                ENDED MARCH 31,
                                              --------------------
                                               2001         2000
                                              -------      -------

Cash flows from operating activities:
  Net loss                                    $(1,160)     $  (557)
  Adjustment to reconcile net
    loss to net cash provided by
    (used by)operating activities                 754        1,901
                                              -------      -------

      Net cash provided by
        (used by) operating activities           (406)       1,344
                                              -------      -------

Cash flows from financing activities:
  Payment on long-term debt                        --         (437)
  Distribution to minority owners                (580)        (896)
  Dividends on preferred stock                     --         (101)
                                              -------      -------

      Net cash used by financing
        activities                               (580)      (1,434)
                                              -------      -------

Net decrease in cash and cash equivalents        (986)         (90)

Cash and cash equivalents, beginning of
  period                                        3,068        1,944
                                              -------      -------

Cash and cash equivalents, end of period      $ 2,082      $ 1,854
                                              =======      =======

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                                   ----------

1.     GENERAL

       The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Environmental Safeguards, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.     LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption remediation and recycling/reclamation process. The Company's efforts have been focused primarily on hydrocarbon soil contamination inherent in oil and gas exploration activities. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD technology. The Company has incurred recurring net losses and has been dependent on revenue from a limited customer base to provide cash flows. The Company completed its most significant service contract in December 2000 and is currently exploring ways to replace the revenue. During the year ended December 31, 2000 and the quarter ended March 31, 2001, the Company experienced a tightening of cash reserves and took actions to delay payments on its senior secured debt. The delay of principal and interest payments of approximately $1,233,000 in 2000 will result in the Company's payment of approximately $3,825,000 of principal and interest payments on senior secured debt in 2001. The 2001 debt payments and expected continuing losses will further strain the Company's liquidity. In addition, as of March 31, 2001, the Company's current liabilities exceeded its current assets by $2,112,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company is currently seeking to obtain contracts in the markets that it serves and is also considering strategic alternatives including a possible sale of all or substantially all of its assets. As part of its strategic plan, effective March 1, 2001 the Company reached an agreement with its primary lenders and holders of its outstanding preferred stock that resulted in the Company remaining in compliance with covenants provided in its senior secured debt agreement and stock agreements and provided the Company with increased financial flexibility to continue its pursuit of new market opportunities (See Note 3).

       The Company's long-term viability as a going concern is dependent on its ability to generate backlog, the achievement of a sustaining level of profitability, and the continued restructuring of its obligations and/or capital infusions. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.     LONG-TERM DEBT

       On March 1, 2001 the Company entered into an agreement (the "Agreement") with its primary lenders and holders of its outstanding preferred stock that provided the Company with increased financial flexibility to continue its pursuit of new market opportunities. The Agreement provides for a three-month deferral of all principal and interest payments (both currently due and previously deferred) due in March on the Company's senior secured debt. At the end of the deferral period, if the Company is engaged in good faith negotiations for its sale, the sale of a subsidiary, the sale of substantially all of its assets, or the sale of substantially all assets of its subsidiaries ("Financing Transaction"), then all deferrals will be extended to July 8, 2001 and from month to month thereafter until the consummation of the Financing Transaction or the termination of the good faith negotiations. Additionally, the Company received a three-month deferral of preferred dividends due in March, with a possible continuing deferral on the same basis as the senior secured debt. The Agreement was designed to allow the Company to conserve working capital while strategic plans are being considered.

       In exchange for the deferral of senior secured debt and preferred stock dividend payments, the conversion price of the Series D Preferred Stock was set at the default rate, or $0.37 per share. This change in the conversion price results in further dilution to the Company's stockholders. Based on an independent appraisal, no value was attributed to this change in conversion feature.

4.     INCOME TAXES

       Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided for a deferred tax valuation allowance for cumulative net operating tax losses to the extent that the net operating losses may not be realized. The difference between the federal statutory income tax rate and the Company's effective income tax rate is primarily attributed to foreign income taxes and the change in valuation allowance for deferred tax assets related to U.S. net operating losses.

       The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                  ---------------
                                                  2001       2000
                                                  ----       ----
       Federal statutory rate                      (34)%       34%
       Foreign income taxes                          4        283
       Change in valuation allowance                34        (34)
                                                             ----

                                                     4%       283%
                                                  ====       ====

       As of March 31, 2001, for U.S. federal income tax reporting purposes, the Company has approximately $8,272,000 of unused net operating losses ("NOLs") available for carryforward to future years. The benefit from carryforward of such NOLs will expire during the years ended December 31, 2001 to 2020. Because the Company's 1997 private placement of preferred stock, combined with other private placements in 1996 and 1995, resulted in more than a 50 percent change in shareholder ownership percentages, the provisions of Section 382 of the Internal Revenue Code limit the Company's ability to utilize approximately $3,600,000 of its NOL carryforwards to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on the above limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. The benefit from utilization of NOL carryforwards could be subject to limitations if additional material ownership changes occur in the Company. As of March 31, 2001 the Company had approximately $884,000 of foreign tax credit carryforwards which can be offset against taxable income. The benefit from carryforward of such foreign tax credits will expire during the years ended December 31, 2002 to 2006.

5.     LITIGATION

       In August 2000, litigation was instituted against the Company styled as Duratherm, Inc. vs. OnSite Technology, LLC, Waste Control Specialists, LLC and Kevin Nowlin; In the United States District Court for the Southern District of Texas; Civil Action No. H-00-2727. This is a lawsuit against OnSite Technology, LLC, the Company's wholly-owned subsidiary ("OnSite"), a customer of OnSite ("WCS") and a former employee of OnSite ("Nowlin") by Duratherm, Inc. ("Duratherm") alleging (i) infringement of U.S. patent no. 5,523,060, by the Company's ITD Units, which are its primary revenue producing asset; (ii) misappropriation and misuse of trade secrets and breach of confidential relationship; (iii) tortuous interference with a business relationship; (iv) civil conspiracy to commit the acts (ii)-(iii) listed above; and business disparagement. The plaintiff sought damages, exemplary damages, treble damages for infringement and a permanent injunction (as well as attorneys fees and interest). The amount of damages was not specified. The Company filed a motion to dismiss on the grounds that Duratherm was not the proper party to file suit on the patents (or alternatively that Duratherm needed to add additional parties as plaintiff to the suit). This motion to dismiss was granted by the court. Due to the pendent nature of the other claims the entire case was dismissed. The court's decision was not appealed by Duratherm. However, Duratherm could refile the lawsuit with the addition of other parties. It could also refile the claims, unrelated to the patent, in state court. The Company still believes that it has a meritorious defense on the claims alleged in the original lawsuit and will continue to vigorously defend against such claims if they are reasserted. It is not possible at this time to determine the probability of refiling the suit by Duratherm. The Company's insurance carrier denied coverage with regard to certain claims included in the original suit, but accepted the business disparagement claim subject to a reservation of rights.

       While there is no pending litigation against the Company, it is from time to time involved in various other litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance.

6.     EARNINGS (LOSS) PER SHARE

The Company computes basic earnings (loss) per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months ended March 31, 2001 and 2000 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 19,457,368 shares as of March 31, 2001) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is the reconciliation of net loss to the net loss available to common stockholders:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                        --------------------
                                          2001         2000
                                        -------      -------
                                           (IN THOUSANDS)

       Net loss                         $(1,160)     $  (557)
       Preferred stock dividends:
         Series C                            --         (101)
         Series D                          (101)          --
       Accretion of discount on
         Series C preferred stock            --          (47)
                                        -------      -------

       Net loss available to common
         stockholders                   $(1,261)     $  (705)
                                        =======      =======

7.     SUPPLEMENTAL NON-CASH TRANSACTIONS

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              --------------------
                                                2001         2000
                                              -------      -------
                                                 (IN THOUSANDS)

       Issuance of warrants in connec-
         tion with long-term debt
         agreement                                 --      $   438

       Dividends declared but not yet paid    $   101           --

8.     SEGMENT INFORMATION

       The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                          --------------------
                                            2001         2000
                                          -------      -------
                                             (IN THOUSANDS)

       Revenue:
         United States                    $    --      $   116
         United Kingdom                        --           44
         Latin America                        589        3,168
                                          -------      -------

           Total revenue                  $   589      $ 3,328
                                          =======      =======

       Income (loss) from operations:
         United States                    $  (597)     $  (579)
         United Kingdom                      (142)        (110)
         Latin America                       (172)       1,248
         Middle East                          (74)        (111)
         Corporate                            (47)         (86)
                                          -------      -------

           Total income (loss) from
             operations                   $(1,032)     $   362
                                          =======      =======

                                          MARCH 31,  DECEMBER 31,
                                            2000         2000
                                         ----------  ------------
                                              (IN THOUSANDS)
       Assets:
         United States                    $ 4,515      $ 5,891
         United Kingdom                     1,099        1,173
         Latin America                      2,413        4,624
         Middle East                        3,421        3,440
         Corporate                          1,325           25
                                          -------      -------

       Total assets                       $12,773      $15,153
                                          =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included elsewhere in this report, and with our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Overview

    We provide environmental reclamation and recycling services to companies engaged in land-based oil and gas exploration, waste management, and other industrial applications. Substantially all of our technologies and services are provided through OnSite Technology ("OnSite"), our wholly-owned operating subsidiary that forms the cornerstone of our worldwide operations. We continue to devote substantially all our efforts to the development of markets for OnSite's services.

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

    We operate internationally through our 100%-owned subsidiaries in Venezuela, Mexico, the United Kingdom, and Colombia, and through our 50%-owned joint company in the Arabian Gulf region. As of April 18, 2001, the 50% interest of OnSite Colombia owned by the minority interest partners was acquired by Onsite, making it a wholly-owned subsidiary of OnSite. The transaction, which included OnSite's acquiring full-ownership of the two ITD units owned by OnSite Colombia, did not result in a gain or loss to OnSite.

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

    Our fleet of ten ITD units is presently dispersed geographically as follows: two in Colombia, one in Venezuela, two in Mexico, one in Scotland, two in the Arabian Gulf region and two in Houston undergoing routine maintenance. We fully-own eight of the ten units, and have a 50% joint-company ownership in the two units in the Arabian Gulf region. As noted above, OnSite acquired full-ownership of the two Colombia ITDs which were previously 50%-owned by OnSite.

     We recently received a contract for remediation and recycling services in Mexico involving two of our ITD units. The contract is expected to commence operations early in the second quarter.

Quarterly Fluctuations

    Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

Results of Operations

COMPARISON OF OPERATING RESULTS - QUARTER ENDED MARCH 31, 2001 AND 2000

    Summary. During the first quarter of 2001, we incurred a net loss of $1,160,000 as compared to a 2000 first quarter net loss of $557,000. Our $603,000 increase in net loss was primarily due to an 82% decrease in revenue due to a substantial reduction in equipment utilization, most of which resulted from the completion of contract operations in Colombia at the end of 2000. Gross margin was negative, due to the significant reduction in revenue and due to the fixed nature of depreciation expense which is included in cost of revenue.

    Revenue and Gross Margin. Revenue of $0.6 million during the first quarter of 2001 generated a $0.3 million negative gross margin as compared to revenue of $3.3 million and positive gross margin of $1.4 million (43% of revenue) in the comparable 2000 quarter. The decrease in revenue was due to a substantial drop in ITD utilization during the first quarter of 2001, where on average we had 1.5 ITD units in operation in the first quarter of 2001 (84% of the decreased utilization was due to the completion of contract operations in Colombia at the end of 2000) as compared to 4.7 units in the first quarter of 2000.

    Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first quarter of 2001 were 35% below the comparable quarter in 2000 primarily due to the winding-down of contract operations in Colombia.

    Amortization of Engineering Design and Developed Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over its 8-year estimated economic life.

    Interest Expense. During the first quarter of 2001, $233,000 of interest expense was incurred (including amortization of debt issuance costs of $78,000), compared to interest expense of $273,000 for the first quarter of 2000 (which includes amortization of debt issuance costs of $103,000).

    Income Taxes. The reported tax provision in the first quarter of 2001 relates mainly to foreign income taxes incurred by our Mexican subsidiary; the Colombian operation produced essentially zero tax provision due to the completion of contract operations at the end of 2000. The 2000 first quarter provision relates entirely to the Colombia subsidiary which was in full operation at that time. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

    Minority Interest. Minority interest for the first quarter of 2001 reflects our 50% minority partner's interest in the net loss of OnSite Colombia, and to a lesser extent the net loss of OnSite Arabia. During the comparable quarter of 2000, minority interest reflects our 50% minority partner's interest in the net income of OnSite Colombia.

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

         We are currently seeking to obtain service contracts in our served markets and are considering strategic alternatives including the possible sale of all or substantially all of our assets. As part of our strategic plan, in August 2000, we reached an agreement with our primary lenders and holders of our outstanding preferred stock that resulted in a six-month deferment of certain principal, interest and preferred stock dividends, and in March 2001, we further reached an agreement with the same parties that resulted in our continuing to remain in compliance with covenants provided in our senior secured debt agreement and preferred stock agreements. These agreements provide us with increased financial flexibility to continue our pursuit of new market opportunities.

         Our viability as a going concern is dependent on our ability to generate backlog, our achievement of a sustaining level of profitability, and the continued restructuring of our obligations and/or capital infusions. There can be no assurances, however, that we will remain in compliance with our obligations, that we will increase ITD utilization or become sufficiently profitable in a time frame necessary to meet our obligations.

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

ITEM 1. Legal Proceedings

         In August 2000, litigation was instituted against us styled as Duratherm, Inc. vs OnSite Technology LLC, Waste Control Specialists LLC and Kevin Nowlin; In the United States District Court for the Southern District of Texas; Civil Action No. H-00-2727. This is a lawsuit against OnSite, a former customer of OnSite ("WCS") and a former employee of OnSite ("Nowlin") by Duratherm, Inc. alleging (i) infringement of U.S. patent no. 5,523,060; (ii) misappropriation and misuse of trade secrets and breach of confidentiality relationship; (iii) tortuous interference with a business relationship; (iv) civil conspiracy to commit the acts (ii)-(iii) listed above; and (v) business disparagement. Plaintiff sought damages, exemplary damages, treble damages for infringement and a permanent injunction (as well as attorneys fees and interest). The amount of damages was not specified. OnSite filed a motion to dismiss on the grounds that Duratherm was not the proper party to sue on the patents (or alternatively that Duratherm needed to add additional parties as plaintiff's to the suit). This motion to dismiss was granted by the court. Due to the pendant nature of the other claims the entire case was dismissed. The court's decision was not appealed by Duratherm. Duratherm could, however, re-file the lawsuit with the addition of other parties. It could also refile the claims unrelated to the patent in state court. OnSite still believes that it has a meritorious defense on the claims alleged in the original lawsuit and will continue to vigorously defend against such claims if they are reasserted. It is not possible at this time to determine the probability of refiling the suit by Duratherm. OnSite's insurance carrier denied coverage with regard to claims
(i)-(iv), but accepted the business disparagement claim (v) subject to a reservation of rights.

         While there is no pending litigation against our company, we are from time to time involved in various other litigation incidental to our business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

    On March 1, 2001, we filed a report on Form 8-K, which report included information under Item 5 "Other Information".

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL SAFEGUARDS, INC.



                                      By: /s/ James S. Percell
Date: May 8, 2001                      James S. Percell, President


                                      By: /s/ Ronald L. Bianco
Date: May 8, 2001                      Ronald L. Bianco, Chief Financial Officer