Form 10-Q
period 2001-06-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2001-08-14
CIK 1017616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT AUGUST 13, 2001, APPROXIMATELY 10,112,144 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

PART I --   FINANCIAL INFORMATION                                              3

Item 1.     Financial Statements                                               3

            Consolidated Condensed Balance Sheet as of June 30, 2001           4
            (unaudited) and December 31, 2000.

            Unaudited Consolidated Condensed Statement of Operations for the   5
            three months and six months ended June 30, 2001 and 2000.

            Unaudited Consolidated Condensed Statement of Cash Flows for the   6
            six months ended June 30, 2001 and 2000.

            Selected Notes to Unaudited Consolidated Condensed Financial       7
            Statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and   11
            Results of Operations

PART II --  OTHER INFORMATION                                                 14

Item 4.     Submission of Matters to a Vote of Securities Holders             14

Item 6.     Exhibits and Reports on Form 8-K                                  15
SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                 ---------------

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      JUNE 30,
                                                                                        2001          DECEMBER 31,
                                                                                     (UNAUDITED)          2000
                                                                                     -----------      ------------
               ASSETS

               Current assets:
                 Cash and cash equivalents                                             $ 1,161          $  3,068
                 Accounts receivable                                                       906             1,023
                 Other current assets                                                      148               105
                                                                                       -------          --------

                   Total current assets                                                  2,215             4,196

               Property and equipment, net                                               7,844             8,929
               Acquired engineering design and technology, net                           1,815             2,019
               Other assets                                                                 22                 9
                                                                                       -------          --------

                     Total assets                                                      $11,896          $ 15,153
                                                                                       =======          ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

               Current liabilities:
                 Current portion of long-term debt                                     $ 5,311          $  2,945
                 Accounts payable                                                          109               156
                 Dividends payable                                                         303               225
                 Accrued interest                                                          497               220
                 Other accrued liabilities                                                 415               688
                 Income taxes payable                                                       --               220
                                                                                       -------          --------

                   Total current liabilities                                             6,635             4,454

               Long-term debt, net of current portion                                        0             2,163

               Minority interest                                                         2,104             2,872

               Commitments and contingencies

               Stockholders' equity:
                 Preferred stock; Series B convertible; voting, $.001 par value
                  (aggregate liquidation value - $2,898); 5,000,000 shares
                  authorized; 2,733,686 shares issued and outstanding                       3                 3
                 Preferred stock; Series D convertible, non-voting, cumulative
                  $.001 par value (aggregate liquidation value $4,000);
                  400,000 shares authorized, issued and outstanding                         1                 1
                 Common stock; $.001 par value; 50,000,000 shares authorized;
                  10,112,144 shares issued and outstanding                                 10                10
                 Additional paid-in capital                                             14,935            14,935
                 Accumulated deficit                                                   (11,792)           (9,285)
                                                                                       -------          --------

                   Total stockholders' equity                                            3,157             5,664
                                                                                       -------          --------

                     Total liabilities and stockholders' equity                        $11,896          $ 15,153
                                                                                       =======          ========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                 ---------------

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  THREE MONTHS                   SIX MONTHS
                                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                                         ----------------------------- ----------------------------
                                                              2001           2000           2001           2000
                                                         -------------- -------------- --------------  ------------
              Revenue                                       $    807       $  3,684       $  1,396        $  7,012
              Cost of revenue                                    881          1,742          1,759           3,626
                                                            --------       --------       --------        --------

                Gross margin                                     (74)         1,942           (363)          3,386
              Selling, general and administrative
                expenses                                         719            986          1,340           1,948
              Amortization of acquired engineering
              design
                and technology                                   102            102            204             204
              Research and development                            15             19             35              37
                                                            --------       --------       --------        --------

                  Income (loss) from operations                 (910)           835         (1,942)          1,197
              Other income (expense):
                Interest income                                   14              7             24              14
                Interest expense                                (247)          (240)          (480)           (513)
                Other                                             12             18             23              56
                                                            --------       --------       --------        --------

              Income (loss) before provision for income
                taxes and minority interest                   (1,131)           620         (2,375)            754
              Provision for income taxes                          70            450            120             829
                                                            --------       --------       --------        --------

              Income (loss) before minority interest          (1,201)           170         (2,495)            (75)
              Minority interest                                   43           (253)           177            (565)
                                                            --------       --------       --------        --------

              Net loss                                      $ (1,158)      $    (83)      $ (2,318)       $   (640)
                                                            ========       ========       ========        ========

              Net loss available to common stockholders     $ (1,246)      $   (196)      $ (2,507)       $   (901)
                                                            ========       ========       ========        ========

              Basic and dilutive loss per common share      $  (0.12)      $  (0.02)      $  (0.25)       $  (0.09)
                                                            ========       ========       ========        ========

              Weighted average shares outstanding             10,112         10,112         10,112          10,112
                                                            ========       ========       ========        ========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                 ---------------

                                 (IN THOUSANDS)

                                                                                               SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                   ----------------------------------
                                                                                         2001                2000
                                                                                   ---------------     --------------
              Cash flows from operating activities:
                Net loss                                                               $ (2,318)           $  (640)
                Adjustment to reconcile net
                  loss to net cash provided (used) by
                  Operating activities                                                    1,198              2,677
                                                                                       --------            -------

                    Net cash provided (used) by operating
                      Activities                                                         (1,120)             2,037
                                                                                       --------            -------

              Cash flows from investing activities:
                Purchases of property and equipment                                          (6)               (85)
                                                                                       --------            -------

              Cash flows from financing activities:
                Payments on long-term debt                                                   --               (899)
                Distribution to minority owners                                            (669)            (1,096)
                Dividends on preferred stock                                               (112)              (214)
                                                                                       ---------           -------

                    Net cash used by financing
                      Activities                                                           (781)            (2,209)
                                                                                       --------            -------

              Net decrease in cash and cash equivalents                                  (1,907)              (257)

              Cash and cash equivalents, beginning of
                Period                                                                    3,068              1,944
                                                                                       --------            -------

              Cash and cash equivalents, end of period                                 $  1,161            $ 1,687
                                                                                       ========            =======

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

     SELECTED NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 ---------------

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

  2.     LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption remediation and recycling/reclamation process. The Company's efforts have been focused primarily on hydrocarbon soil contamination inherent in oil and gas exploration activities. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD technology. The Company has incurred recurring net losses and has been dependent on revenue from a limited customer base to provide cash flows. The Company completed its most significant service contract in December 2000 and is currently exploring ways to replace the revenue. During the year ended December 31, 2000 and the six months ended June 30, 2001, the Company experienced a tightening of cash reserves and took actions to delay payments on its senior secured debt. The delay of principal and interest payments of approximately $1,233,000 in 2000 will result in the Company's payment of approximately $3,857,000 of principal and interest payments on senior secured debt in 2001. The 2001 debt payments and expected continuing losses will further strain the Company's liquidity. In addition, as of June 30, 2001, the Company's current liabilities exceeded its current assets by $4,420,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently seeking to obtain service contracts in the markets that it serves and is also considering strategic alternatives including a possible sale of all or substantially all of its assets. As part of its strategic plan, effective March 1, 2001, the Company reached an agreement with its primary lenders and holders of its outstanding preferred stock that resulted in the Company remaining in compliance with covenants provided in its senior secured debt agreement and stock agreements and provided the Company with increased financial flexibility to continue its pursuit of new market opportunities (See
         Note 3). However, to the extent the Company does not achieve sustaining profitability and cash flow, the Company may be required to seek deferral of all remaining obligations amounting to $3,263,000, of which $610,000 is due in September 2001.

         The Company's viability as a going concern is dependent on the continued restructuring of its obligations and/or capital infusions, the repositioning of its asset base and the achievement of a sustaining level of profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         Management has evaluated the carrying value of long-lived assets, including associated intangibles. An evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Given the homogeneous nature and geographic deployment flexibility of such assets, and based upon a recent evaluation by management, an impairment of the Company's long-lived assets was not deemed necessary.

   3.    LONG-TERM DEBT

         On March 5, 2001 the Company entered into an agreement (the "Agreement") with its primary lenders and holders of its outstanding preferred stock that provided the Company with increased financial flexibility to continue its pursuit of new market opportunities. The Agreement provided for an initial three-month deferral of all principal and interest payments (both currently due and previously deferred) due in March on the Company's senior secured debt. At the end of the deferral period, based on the Company's involvement in good faith negotiations for its sale, the sale of a subsidiary, the sale of substantially all of its assets, or the sale of substantially all assets of its subsidiaries ("Financing Transaction"), all deferrals were extended to July 8, 2001 and are now being extended from month to month until the consummation of a Financing Transaction or the termination of good faith negotiations. Additionally, the Company received a three-month deferral of preferred dividends due in March, with a continuing deferral on the same basis as the senior secured debt. The Agreement was designed to allow the Company to conserve working capital while strategic plans are being considered.

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

         The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                                              THREE MONTHS                      SIX MONTHS
                                                             ENDED JUNE 30,                   ENDED JUNE 30,
                                                   --------------------------------- -------------------------------
                                                          2001             2000            2001            2000
                                                   -----------------  -------------- ---------------  --------------
                     Federal statutory rate               (34)%              34%           (34)%             34%
                     Foreign  income taxes                  6                73              5              110
                     Change in valuation allowance         34               (34)            34              (34)
                                                           --                --            ---              ---

                      Effective income tax rate             6%               73%             5%             110%
                                                           ==               ===            ===              ===


          As of June 30, 2001, for U.S. federal income tax reporting purposes, the Company has approximately $9,403,000 of unused net operating losses ("NOL's") available for carryforward to future years. The benefit from carryforward of such NOLs will expire during the years ended December 31, 2001 to 2020. The benefit from utilization of NOL carryforwards could be subject to significant limitations if additional material ownership changes occur in the Company. As of June 30, 2001, the Company had approximately $834,000 of foreign tax credit carryforwards which can be offset against taxable income. The benefit from carryforward of such foreign tax credits will expire during the years ended December 31, 2002 to 2005.

  5.     EARNINGS (LOSS) PER SHARE

         The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and six months ended June 30, 2001 and 2000 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 19,457,368 shares at June 30, 2001) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is the reconciliation of net loss to the net loss available to common stockholders:

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30                              JUNE 30,
                                                ----------------------------------    ---------------------------------
                                                       2001               2000               2001             2000
                                                ----------------    --------------    ---------------    --------------
                                                           (IN THOUSANDS)                      (IN THOUSANDS)
                Net loss                              $(1,158)            $ (83)           $(2,318)           $  (640)
                Preferred stock dividends:
                  Series C                                 --              (113)                --               (214)
                  Series D                                (88)               --               (189)                --
                Accretion of discount on
                  Series C preferred stock                 --                --                 --                (47)
                                                      -------             -----            -------            -------

                Net loss available to common
                  stockholders                        $(1,246)            $(196)           $(2,507)           $  (901)
                                                      =======             =====            =======            =======

  6.     SEGMENT INFORMATION

         The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

         Following is a summary of segment information:


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                ----------------------------------  -------------------------------
                                                      2001              2000              2001              2000
                                                ----------------  ----------------  ----------------  -------------
                                                          (IN THOUSANDS)                      (IN THOUSANDS)
                   Revenue:
                     United States                   $    --           $   487           $    --           $   603
                     United Kingdom                       --                 8                --                52
                     Latin America                       807             3,189             1,396             6,357
                                                     -------           -------           -------           -------

                       Revenue                       $   807           $ 3,684           $ 1,396           $ 7,012
                                                     =======           =======           =======           =======

                   Income (loss) from operations:
                     United States                   $  (482)          $  (288)          $(1,117)          $  (877)
                     United Kingdom                     (144)             (129)             (286)             (239)
                     Latin America                       (90)            1,425              (223)            2,673
                     Middle East                         (85)             (140)             (159)             (251)
                     Corporate                          (109)              (33)             (157)             (109)
                                                     -------           -------           -------           -------

                       Income (loss) from
                         operations                  $  (910)          $   835           $(1,942)          $ 1,197
                                                     =======           =======           ========          =======


                                                               JUNE 30,                       DECEMBER 31,
                                                                 2001                            2000
                                                   -------------------------------  -----------------------------
                                                                            (IN THOUSANDS)
                      Assets:
                        United States                          $  4,124                         $  5,891
                        United Kingdom                            1,004                            1,173
                        Latin America                             2,379                            4,624
                        Middle East                               3,451                            3,440
                        Corporate                                   938                               25
                                                               --------                         --------

                          Total assets                         $ 11,896                         $ 15,153
                                                               ========                         ========

7.     SUPPLEMENTAL NON-CASH TRANSACTIONS

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           2001             2000
                                                     ---------------    ------------
                                                               (IN THOUSANDS)
                   Issuance of warrants in connection
                     with long-term debt agreement         $   --           $   438

                   Dividends declared but not yet
                      paid                                 $  189       $        --



  8.     NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. The Company has not yet determined the effect of SFAS No. 142 on its financial statements.

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

               We operate internationally through our 100%-owned subsidiaries in Venezuela, Mexico, the United Kingdom and Colombia, and through our 50%-owned joint company in the Arabian Gulf region.

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

               As of August 13, 2001, our fleet of ten ITD Units is dispersed geographically as follows: one in Venezuela, two in Mexico, one in Scotland, two in the Arabian Gulf region and four in the USA. Two of the ITD units are currently operating in Mexico, all remaining ITD units are either undergoing routine maintenance or awaiting contract operations. We fully-own eight of the ten units, and have a 50% joint-company ownership in the two Arabian Gulf region units.

Quarterly Fluctuations

               Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

Results of Operations

COMPARISON OF OPERATING RESULTS - QUARTERS ENDED JUNE 30, 2001 AND 2000

               Summary. During the second quarter of 2001, we incurred a net loss of $1,158,000 as compared to a 2000 second quarter net loss of $83,000. Our $1,075,000 increase in net loss was primarily due to a substantial reduction in equipment utilization, most of which resulted from the completion of contract operations in Colombia at the end of 2000. Gross margin decreased due to significant reduction in revenue and due to the fixed nature of depreciation expense which is included in cost of revenue.

               Revenue and Gross Margin. Revenue of $0.8 million during the second quarter of 2001 generated a $0.1 million negative gross margin as compared to revenue of $3.7 million and gross margin of $1.9 million in the comparable 2000 quarter. The decrease in revenue and gross margin was due to a substantial drop in ITD utilization during the second quarter of 2001, where on average we had 2.0 units in operation in the second quarter of 2001 as compared to 5.2 units in the second quarter of 2000 (more than 80% of the decreased utilization was due to the completion of contract operations in Colombia at the end of 2000).

               Selling, General and Administrative ("SGA") Expenses. SGA expenses during the second quarter of 2001 were 27% below the comparable quarter in 2000 primarily due to the winding-down of contract operations in Colombia.

               Amortization of Engineering Design and Developed Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

               Interest Income. The increase in interest income resulted from higher average cash balances available for short-term investment during the second quarter of 2001.

               Interest Expense. During the second quarter of 2001, $247,000 of interest expense was incurred (including amortization of debt issuance costs of $78,000), compared to interest expense of $240,000 for the second quarter of 2000 (including amortization of debt issuance costs of $60,000).

               Income Taxes. The reported tax provision in the second quarter of 2001 relates essentially to foreign income taxes incurred by our Mexican subsidiary. The 2000 second quarter provision relates to our Colombia subsidiary. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

               Minority Interest. Minority interest for the second quarter of 2001 reflects our 50% minority partner's interest in the net loss of OnSite Arabia. During the comparable quarter of 2000, the minority interest primarily reflects our 50% minority partner's interest in the net income of OnSite Colombia.

COMPARISON OF OPERATING RESULTS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

               Summary. For the six months ended June 30, 2001, we incurred a net loss of $2,318,000 as compared to a 2000 six-month loss of $640,000. Our $1,678,000 increase in net loss for 2001 was due primarily to a substantial reduction in equipment utilization, most of which resulted from the completion of contract operations in Colombia at the end of 2000. Gross margin decreased due to a significant reduction in revenue and due to the fixed nature of depreciation expense which is included in cost of revenue.

               Revenue and Gross Margin. Revenue of $1.4 million during the first six months of 2001 generated a $0.4 million negative gross margin as compared to revenue of $7.0 million and gross margin of $3.4 million in the comparable 2000 six-month period. The decrease in revenue was due to a substantial drop in ITD utilization during the first six months of 2001, where on average we had 1.8 ITD units in operation in the first six months of 2001 as compared to 5.0 units in the first six months of 2000 (nearly 90% of the decreased utilization was due to the completion of contract operations in Colombia at the end of 2000).

               Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first six months of 2001 were 31% below the comparable six months in 2000 primarily due to the winding-down of contract operations in Colombia.

               Amortization of Engineering Design and Developed Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

               Interest Income. The increase in interest income resulted from higher average cash balances available for short-term investment during the first six months of 2001.

               Interest Expense. During the first six months of 2001, $480,000 of interest expense was incurred (including amortization of debt issuance costs of $155,000), compared to interest expense of $513,000 for the first six months of 2000 (including amortization of debt issuance costs of $151,000).

               Other Income (Expense). Other income for the first six months of 2001 and 2000 is mainly composed of foreign exchange currency translation gains. The financial statements of our foreign subsidiaries are measured as if the functional currency were the U.S. dollar ("USD"). The re-measurement of local currencies into USD creates translation adjustments which are included in net income. During the first six months of 2001 and 2000, the re-measurement process resulted in USD gains mainly in our Latin American subsidiaries based on a strengthening of the USD against those currencies.

               Income Taxes. The reported tax provision in the first six months of 2001 relates essentially to foreign income taxes incurred by our Mexican subsidiary. The first six-month provision during 2000 relates to our Colombian subsidiary. During both comparative periods we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

               Minority Interest. Minority interest for the first six months of 2001 reflects our 50% minority partner's interest in the net loss of OnSite Colombia and OnSite Arabia. Minority interest for the first half of 2000 reflects our 50% minority partner's interest in the net income of OnSite Colombia, partially offset by the net loss of OnSite Arabia.

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

               We have incurred recurring net losses and have been dependent on revenue from a limited customer base to provide cash flows. We completed our most significant service contract in December 2000 and are currently exploring ways to replace the revenue. During 2000 and throughout 2001, we have experienced a tightening of cash reserves and took actions to delay payments on our senior secured debt.

               We are currently seeking service contracts in our served markets and are considering strategic alternatives including the possible sale of all or substantially all of our assets. As part of our strategic plan, in August 2000, we reached an agreement with our primary lenders and holders of our outstanding preferred stock that resulted in a six-month deferment of certain principal, interest and preferred stock dividends, and in March 2001, we further reached an agreement with the same parties that resulted in our continuing to remain in compliance with covenants provided in our senior secured debt agreement and preferred stock agreements. These agreements provide us with increased financial flexibility to continue our pursuit of new market opportunities. However, to the extent we do not achieve sustaining profitability and cash flow, we may be required to seek deferral of all remaining obligations amounting to $3,263,000, of which $610,000 is due in September 2001.

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

               To the extent our cash reserves and cash flows from operations are insufficient to meet our future cash requirements, we will need to successfully raise additional capital through the sale of additional equity or the issuance of debt securities. Such financing may not be available on terms acceptable to us or at all. Further, the sale of additional equity or convertible debt securities may result in further dilution to our stockholders.

               We have evaluated the carrying value of our long-lived assets, including associated intangibles. An evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amounts to determine if a write-down to market value or discounted cash flow is required. Given the homogeneous nature and geographic deployment flexibility of such assets, and based upon our recent evaluation, an impairment of our long-lived assets was not deemed necessary.

               The functional currency of our foreign operations (Colombia, Venezuela, Mexico, Scotland and the Arabian gulf region) is the U.S. dollar because customer invoicing, customer receivables, imported equipment and many of the operating cost factors are denominated in U.S. dollars. We plan to continue to implement the same approach as other foreign operations come on line in order to minimize our risks associated with foreign exchange fluctuation and its affect on our profitability.

Accounting Pronouncements

               In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill, and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. We have not yet determined the effect of SFAS No. 142 in our financial statements.

                           PART II - OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held in Houston, Texas on June 22, 2001 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition to our solicitation.

         The holders of common stock approved the election of the following three directors, each to serve for a term of one year by the following vote:

---------------------------------------------------------------------------------------------------------------------------------
                                           Votes For                      Votes Against                     Abstaining
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
   James S. Percell                           6,819,332                            0                             318,801
---------------------------------------------------------------------------------------------------------------------------------
   Bryan Sharp                                6,819,332                            0                             318,801
---------------------------------------------------------------------------------------------------------------------------------
   Albert M. Wolford                          6,819,332                            0                             318,801
---------------------------------------------------------------------------------------------------------------------------------

         The holders of Series B Convertible Stock approved the election of the following director, to serve for a term of one year by the following vote:

---------------------------------------------------------------------------------------------------------------------------------
                                              Votes For                      Votes Against                     Abstaining
---------------------------------------------------------------------------------------------------------------------------------
   David L. Warnock                           2,733,686                            0                                0
---------------------------------------------------------------------------------------------------------------------------------

         The holders of common stock ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2001 by the following vote:

                               -----------------------------------------------------------
                                Votes For                                      7,071,933
                               -----------------------------------------------------------
                                Votes Against                                    47,300
                               -----------------------------------------------------------
                                Abstaining                                       18,900
                               -----------------------------------------------------------


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

                         ENVIRONMENTAL SAFEGUARDS, INC.




Date: August 13, 2001                By: /s/ James S. Percell
                                     James S. Percell, President




Date: August 13, 2001                By: /s/ Ronald L. Bianco
                                     Ronald L. Bianco, Chief Financial Officer