Form 10-Q
period 2001-09-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2001-11-13
CIK 1017616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      COMMISSION FILE NUMBER: 000-21953

                         ENVIRONMENTAL SAFEGUARDS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                                               87-042919
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT NOVEMBER 9, 2001, APPROXIMATELY 10,112,144 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

PART I --     FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheet as of September 30, 2001 (unaudited) and December 31, 2000.

              Unaudited Consolidated Condensed Statement of Operations for the three months and nine months ended September 30, 2001 and 2000.

              Unaudited Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2001 and 2000.

              Selected Notes to Unaudited Consolidated Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II --    OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   ----------

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 SEPTEMBER 30,
                                                                                     2001           DECEMBER 31,
                                                                                  (UNAUDITED)          2000
                                                                                 -------------      ------------

ASSETS

Current assets:
  Cash and cash equivalents                                                       $       961       $     3,068
  Accounts receivable                                                                     940             1,023
  Other current assets                                                                    178               105
                                                                                  -----------       -----------

    Total current assets                                                                2,079             4,196

Property and equipment, net                                                             7,523             8,929
Acquired engineering design and technology, net                                         1,714             2,019
Other assets                                                                                3                 9
                                                                                  -----------       -----------

      Total assets                                                                $    11,319       $    15,153
                                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                               $     5,406       $     2,945
  Accounts payable                                                                        221               156
  Dividends payable                                                                       296               225
  Accrued interest                                                                        620               220
  Other accrued liabilities                                                               734               688
  Income taxes payable                                                                     --               220
                                                                                  -----------       -----------

    Total current liabilities                                                           7,277             4,454

Long-term debt, net of current portion                                                     --             2,163

Minority interest                                                                       2,072             2,872

Stockholders' equity:
  Preferred stock; Series B convertible;  voting, $.001 par value (aggregate liquidation  value - $2,898); 5,000,000 shares authorized; 2,733,686
    shares issued and outstanding                                                           3                 3
  Preferred stock; Series D convertible, non-voting, cumulative
    $.001 par value (aggregate liquidation value $4,000);
    400,000 shares authorized, issued and outstanding                                       1                 1
  Common stock; $.001 par value; 50,000,000 shares authorized;
    10,112,144 shares issued and outstanding                                               10                10
  Additional paid-in capital                                                           14,935            14,935
  Accumulated deficit                                                                 (12,979)           (9,285)
                                                                                  -----------       -----------

    Total stockholders' equity                                                          1,970             5,664
                                                                                  -----------       -----------

      Total liabilities and stockholders' equity                                  $    11,319       $    15,153
                                                                                  ===========       ===========

         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   ----------

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS                   NINE MONTHS
                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                              -----------------------       ------------------------
                                                2001           2000           2001            2000
                                              --------       --------       --------        --------

Revenue                                       $    837       $  2,271       $  2,233        $  9,283
Cost of revenue                                    933          1,328          2,692           4,934
                                              --------       --------       --------        --------

  Gross margin                                     (96)           943           (459)          4,349
Selling, general and administrative
  expenses                                         613            870          1,953           2,818
Amortization of acquired engineering
  design and technology                            102            102            306             306
Research and development                            19             15             54              52
                                              --------       --------       --------        --------

    Income (loss) from operations                 (830)           (44)        (2,772)          1,173
Other income (expense):
  Interest income                                    4              6             28              20
  Interest expense                                (220)          (267)          (700)           (780)
  Other                                             10             (6)            33              30
                                              --------       --------       --------        --------

Income (loss) before provision for income
  taxes and minority interest                   (1,036)          (311)        (3,411)            443
Provision for income taxes                         102            180            222           1,009
                                              --------       --------       --------        --------

Loss before minority interest                   (1,138)          (491)        (3,633)           (566)
Minority interest                                   32             30            209            (534)
                                              --------       --------       --------        --------

Net loss                                      $ (1,106)      $   (461)      $ (3,424)       $ (1,100)
                                              ========       ========       ========        ========

Net loss available to common stockholders     $ (1,187)      $   (575)      $ (3,694)       $ (1,475)
                                              ========       ========       ========        ========

Basic and dilutive loss per common share      $  (0.12)      $  (0.06)      $  (0.37)       $  (0.15)
                                              ========       ========       ========        ========

Weighted average shares outstanding             10,112         10,112         10,112          10,112
                                              ========       ========       ========        ========

         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   ----------

                                 (IN THOUSANDS)

                                                              NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                          ---------------------
                                                           2001           2000
                                                          -------       -------

Cash flows from operating activities:
  Net loss                                                $(3,424)      $(1,100)
  Adjustment to reconcile net
    loss to net cash provided (used) by
    operating activities                                    2,366         4,010
                                                          -------       -------

      Net cash provided (used) by operating
        activities                                         (1,058)        2,910
                                                          -------       -------

Cash flows from investing activities:
  Purchases of property and equipment                        (181)         (136)
                                                          -------       -------

Cash flows from financing activities:
  Payments on long-term debt                                   --          (899)
  Distribution to minority owners                            (669)       (1,170)
  Dividends on preferred stock                               (199)         (328)
                                                          -------       -------

      Net cash used by financing
        activities                                           (868)       (2,397)
                                                          -------       -------

Net increase (decrease) in cash and cash equivalents       (2,107)          377

Cash and cash equivalents, beginning of
  period                                                    3,068         1,944
                                                          -------       -------

Cash and cash equivalents, end of period                  $   961       $ 2,321
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

2.   LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption remediation and recycling/reclamation process. The Company's efforts have been focused primarily on hydrocarbon soil contamination inherent in oil and gas exploration activities. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD technology. The Company has incurred recurring net losses and has been dependent on revenue from a limited customer base to provide cash flows. The Company completed its most significant service contract in December 2000 and is currently exploring ways to replace the revenue. During the year ended December 31, 2000 and the nine months ended September 30, 2001, the Company experienced a tightening of cash reserves and took actions to delay payments on its senior secured debt. Such delay of principal and interest payments of approximately $1,233,000 in 2000 would require payment of approximately $3.9 million of principal and interest payments in 2001. The 2001 debt payments and expected continuing losses would further strain the Company's liquidity. In addition, as of September 30, 2001, the Company's current liabilities exceeded its current assets by $5,198,000. As noted below, the Company has been unable to make such debt payments thus far. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     On August 23, 2001, the Company entered into a contract to sell three of its ITD units to a customer in Mexico. The sale is contingent upon the customer obtaining financing within one hundred and twenty days from the execution of the contract. During the interim period before the sale is consummated, the Company's Mexican subsidiary will operate the ITD units, which operations are to occur mainly within the fourth quarter of 2001. Upon receipt of the purchase price for the three ITD units, the Company will grant to its customer an exclusive license for, and right to use, ITD technology in Mexico (subject to an existing agreement) and an option to purchase a fourth ITD unit from the Company. When the financing is obtained by the customer, the proceeds from the sale of the three units will be used to pay on the Company's debt. In the event that the customer is unable to obtain financing within this time period, the Company will operate the ITD units in Mexico for its customer under a standard services contract.


     Effective August 31, 2001, the Company reached an agreement with its primary lenders and holders of its outstanding preferred stock that resulted in a deferral of debt payments and dividends until at least December 31, 2001. This resulted in the Company remaining in compliance with covenants provided in its senior secured debt agreement and stock agreements, and provided the Company with increased financial flexibility to continue its pursuit of new market opportunities (See Note 3). The Company is currently seeking to obtain service contracts in the markets that it serves, however, to the extent the Company does not achieve sustaining profitability and cash flows, the Company may be required to seek deferral of all remaining current and long-term obligations.

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

3.   LONG-TERM DEBT

     On August 31, 2001, the Company entered into an agreement (the "Agreement") with its primary lenders and holders of its outstanding preferred stock that provided the Company with increased financial flexibility to continue its pursuit of new market opportunities. The Agreement provided for a deferral, to December 31, 2001, of all principal and interest payments (both currently due and previously deferred under agreements dated March 2001 and August 2000) on the Company's senior secured debt. At the end of the deferral period, based on the Company's involvement in good faith negotiations for its sale, the sale of a subsidiary, the sale of substantially all of its assets, or the sale of substantially all assets of its subsidiaries, all deferrals will be extended to March 31, 2002. Additionally, the Company has received a continuing deferral of preferred dividends due in March and September 2001, with a continuing deferral on the same basis as the senior secured debt. The Agreement was designed to allow the Company to conserve working capital while strategic plans are being considered.

4.   INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a deferred tax valuation allowance for cumulative net operating tax losses and foreign tax credit carryforwards to the extent such net operating losses and foreign tax credit carryforwards may not be realized. The difference between the federal statutory income tax rate and the Company's effective income tax rate is primarily attributed to foreign income taxes and changes in the valuation allowance for deferred tax assets related to U.S. net operating losses as follows.

                                     THREE MONTHS            NINE MONTHS
                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                  -------------------     -------------------
                                   2001        2000        2001        2000
                                   ----        ----        ----        ----

Federal statutory rate              (34)%       (34)%       (34)%        34%
Foreign  income taxes                10          58           7         228
Change in valuation allowance        34          34          34         (34)
                                   ----        ----        ----        ----
 Effective income tax rate           10%         58%          7%        228%
                                   ====        ====        ====        ====

     As of September 30, 2001, for U.S. federal income tax reporting purposes, the Company has approximately $9,800,000 of unused net operating losses ("NOLs") available for carryforward to future years. The benefit from carryforward of such NOLs will expire during the years ended December 31, 2001 to 2020. The benefit from utilization of NOL carryforwards could be subject to significant limitations in the event of ownership changes in the Company. As of September 30, 2001, the Company had approximately $834,000 of foreign tax credit carryforwards which can be offset against future taxable income. The benefit from carryforward of such foreign tax credits will expire during the years ended December 31, 2002 to 2005.

5.   EARNINGS (LOSS) PER SHARE

     The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and nine months ended September 30, 2001 and 2000, all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 19,457,368 shares as of September 30, 2001) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is the reconciliation of net loss to net loss available to common stockholders:

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30                SEPTEMBER 30,
                                   2001          2000          2001          2000
                                  -------       -------       -------       -------
                                     (IN THOUSANDS)              (IN THOUSANDS)

Net loss                          $(1,106)      $  (461)      $(3,424)      $(1,100)
Preferred stock dividends:
  Series C                             --          (114)           --          (328)
  Series D                            (81)           --          (270)           --
Accretion of discount on
  Series C preferred stock             --            --            --           (47)
                                  -------       -------       -------       -------

Net loss available to common
  stockholders                    $(1,187)      $  (575)      $(3,694)      $(1,475)
                                  =======       =======       =======       =======

6.   SEGMENT INFORMATION

     The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

     Following is a summary of segment information:

                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                    ---------------------       ---------------------
                                      2001         2000          2001           2000
                                    -------       -------       -------       -------
                                       (IN THOUSANDS)              (IN THOUSANDS)

Revenue:
  United States                     $   140       $   600       $   140       $ 1,203
  United Kingdom                         --            --            --            52
  Latin America                         697         1,671         2,093         8,028
                                    -------       -------       -------       -------
    Revenue                         $   837       $ 2,271       $ 2,233       $ 9,283
                                    =======       =======       =======       =======

Income (loss) from operations:
  United States                     $  (686)      $   (47)      $(2,037)      $  (904)
  United Kingdom                       (132)         (137)         (418)         (376)
  Latin America                         140           297           151         2,970
  Middle East                           (63)          (97)         (222)         (348)
  Corporate                             (89)          (60)         (246)         (169)
                                    -------       -------       -------       -------
    Income (loss) from
      operations                    $  (830)      $   (44)      $(2,772)      $ 1,173
                                    =======       =======       =======       =======

                     SEPTEMBER 30,      DECEMBER 31,
                         2001               2000
                     -------------      ------------
                           (IN THOUSANDS)

Assets:
  United States       $ 5,581              $ 5,891
  United Kingdom          916                1,173
  Latin America         1,016                4,624
  Middle East           3,436                3,440
  Corporate               370                   25
                      -------              -------
    Total assets      $11,319              $15,153
                      =======              =======

7.   SUPPLEMENTAL NON-CASH TRANSACTIONS

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                           2001         2000
                                           ----         ----
                                            (IN THOUSANDS)

Issuance of warrants in connection
  with long-term debt agreement            $ --         $438

Dividends declared but not yet
   Paid                                    $189         $ --

8.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The Company has not yet determined the effect of SFAS No. 142 on its financial statements.

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

     We operate internationally through our 100%-owned subsidiaries in Mexico and the United Kingdom, and through our 50%-owned joint company in the Arabian Gulf region. We are in the process of closing down (liquidating) both our Colombian and our Venezuelan operations.

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

     As of November 9, 2001, our fleet of ten ITD Units is dispersed geographically as follows: five in Mexico, one in Scotland, two in the Arabian Gulf region and two in the USA. Two of the units in Mexico are operating with one customer, and three are with a different client, which operations began at the end of the third quarter, prior to their contingent sale (see below for further details). All remaining ITD units are either undergoing routine maintenance or awaiting contract operations. We fully-own eight of the ten units, and have a 50% joint-company ownership in the two Arabian Gulf region units.

     On August 23, 2001, we entered into a contract to sell three of our ITD units to a customer in Mexico. The sale is contingent upon our customer obtaining financing within one hundred and twenty days from the execution of the contract. During the interim period before the sale is consummated, our Mexican subsidiary will operate the ITD units, which operations are to occur mainly within the fourth quarter of 2001. Upon receipt of the purchase price for the three ITD units, we will grant to our customer an exclusive license for, and right to use, ITD technology in Mexico (subject to an existing agreement) and an option to purchase a fourth ITD unit from us. When the financing is obtained by the customer, the proceeds from the sale of the three units will be used to pay on our debt. In the event that our customer is unable to obtain financing within this time period, we will operate the ITD units in Mexico for our customer under a standard services contract.

Quarterly Fluctuations

     Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

Results of Operations

COMPARISON OF OPERATING RESULTS - QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

     Summary. During the third quarter of 2001, we incurred a net loss of $1,106,000 as compared to a 2000 third quarter net loss of $461,000. Our $645,000 increase in net loss was primarily due to a substantial reduction in equipment utilization, most of which resulted from the completion of contract operations in Colombia at the end of 2000. Gross margin decreased due to significant reduction in revenue and due to the fixed nature of depreciation expense which is included in cost of revenue.

     Revenue and Gross Margin. Revenue of $837,000 during the third quarter of 2001 generated $96,000 of negative gross margin as compared to revenue of $2,271,000 and gross margin of $943,000 in the comparable 2000 quarter. The decrease in revenue and gross margin was due to a substantial drop in ITD utilization during the third quarter of 2001, where on average we had 2.0 units in operation in the third quarter of 2001 as compared to 3.7 units in the third quarter of 2000 (more than 75% of the decreased utilization was due to the completion of contract operations in Colombia at the end of 2000).

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the third quarter of 2001 were 30% below the comparable quarter in 2000 primarily due to the winding-down of contract operations in Colombia.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Interest Expense. During the third quarter of 2001, $220,000 of interest expense was incurred (including amortization of debt issuance costs of $107,000), compared to interest expense of $267,000 for the third quarter of 2000 (including amortization of debt issuance costs of $66,000). Lower interest expense for 2001 is primarily due to lower prevailing prime interest rates.

     Income Taxes. The reported tax provision in the third quarter of 2001 relates to foreign income taxes incurred mainly by our Mexican subsidiary. The 2000 third quarter provision relates mainly to both our Mexican and Colombia subsidiaries. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the third quarter of 2001 reflects our 50% minority partner's interest in the net loss of OnSite Arabia. During the comparable quarter of 2000, the minority interest reflects our 50% minority partner's interest in the net loss of OnSite Arabia partly offset by our 50% minority partner's net income of OnSite Colombia.

COMPARISON OF OPERATING RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Summary. For the nine months ended September 30, 2001, we incurred a net loss of $3,424,000 as compared to a 2000 nine-month loss of $1,100,000. Our $2,324,000 increase in net loss for 2001 was due primarily to a substantial reduction in equipment utilization, most of which resulted from the completion of contract operations in Colombia at the end of 2000. Gross margin decreased due to a significant reduction in revenue and due to the fixed nature of depreciation expense which is included in cost of revenue.

     Revenue and Gross Margin. Revenue of $2,233,000 during the first nine months of 2001 generated $459,000 of negative gross margin as compared to revenue of $9,283,000 and gross margin of $4,349,000 in the comparable 2000 nine-month period. The decrease in revenue was due to a substantial drop in ITD utilization during the first nine months of 2001, where on average we had 1.8 ITD units in operation in the first nine months of 2001 as compared to 4.5 units in the first nine months of 2000 (approximately 85% of the decreased utilization was due to the completion of contract operations in Colombia at the end of
2000).

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first nine months of 2001 were 31% below the comparable six months in 2000 primarily due to the winding-down of contract operations in Colombia.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Interest Expense. During the first nine months of 2001, $700,000 of interest expense was incurred (including amortization of debt issuance costs of $262,000), compared to interest expense of $780,000 for the first nine months of 2000 (including amortization of debt issuance costs of $217,000). Lower interest expense for 2001 is primarily due to lower prevailing prime interest rates.

     Income Taxes. The reported tax provision in the first nine months of 2001 relates to foreign income taxes incurred mainly by our Mexican subsidiary. The first nine-month provision during 2000 relates mainly to our Colombian subsidiary. During both comparative periods we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs and certain foreign tax credits associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the first nine months of 2001 reflects our 50% minority partner's interest in the net loss of OnSite Colombia and OnSite Arabia. Minority interest for the first half of 2000 reflects our 50% minority partner's interest in the net income of OnSite Colombia, partially offset by the net loss of OnSite Arabia.

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

     We are currently seeking service contracts in our served markets and are considering strategic alternatives including the possible sale of all or substantially all of our assets. As part of our strategic plan, in August 2000, we reached an agreement with our primary lenders and holders of our outstanding preferred stock that resulted in a six-month deferment of certain principal, interest and preferred stock dividends, and in March 2001 and August 2001, we further reached agreements with the same parties that resulted in our continuing to remain in compliance with covenants provided in our senior secured debt agreement and preferred stock agreements. These agreements provide us with increased financial flexibility to continue our pursuit of new market opportunities. However, to the extent we do not achieve sustaining profitability and cash flow, we may be required to seek deferral of all remaining current and long-term obligations.

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

     The functional currency of our active foreign operations (Mexico, Scotland and the Arabian gulf region) is the U.S. dollar because customer invoicing, customer receivables, imported equipment and many of the operating cost factors are denominated in U.S. dollars. We plan to continue to implement the same approach as other foreign operations come on line in order to minimize our risks associated with foreign exchange fluctuation and its affect on our profitability.

Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill, and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on our balance sheet at that date, regardless of when the assets were initially recorded. We have not yet determined the effect of SFAS No. 142 in our financial statements.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Reports on Form 8-K

     On August 31, 2001, we filed a report on Form 8-K, which report included information under Item 5 "Other Information".

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL SAFEGUARDS, INC.

Date: November 9, 2001                 By: /s/ James S. Percell
                                       James S. Percell, President

Date: November 9, 2001                 By: /s/ Ronald L. Bianco
                                       Ronald L. Bianco, Chief Financial Officer