Form 10-K405
period 2001-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2002-03-27
CIK 1017616

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



             FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001.

                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934




                       COMMISSION FILE NUMBER: 000-21953

                         ENVIRONMENTAL SAFEGUARDS, INC.
             (Exact name of registrant as specified in its charter)

                    NEVADA                                       87-0429198
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 25, 2002, based upon the last closing price on the American Stock Exchange, was $0.28. As of March 25, 2002, there were 10,112,144 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in May 2002 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related               8
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition    10
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          15
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   16
Item 9.   Changes in and Disagreements With Accountants on Accounting    16
          and Financial Disclosure....................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   17
Item 11.  Executive Compensation......................................   17
Item 12.  Security Ownership of Certain Beneficial Owners and            17
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   17

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form   17
          8-K.........................................................

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Environmental Safeguards, Inc. is engaged in the development, production and sale of environmental recycling technologies and services to waste management companies, oil and gas industry participants and other industrial customers, through its wholly-owned subsidiaries National Fuel & Energy, Inc. ("NFE") and OnSite Technology, L.L.C. ("OnSite").

     As of March 2002, OnSite operates internationally through its wholly-owned subsidiaries OST Equipment Leasing L.L.C and OnSite Mexico, L.L.C., and its 50%-owned subsidiary, OnSite Arabia, Inc.. OnSite is in the final stages of closing down the OnSite Colombia, Inc. and OnSite Environmental UK Ltd. subsidiaries, and has completely closed-down its OnSite Venezuela, Inc. subsidiary. OnSite has recently begun the close-down process for its wholly-owned subsidiary OST Ambiental S de RL de CV.

     The environmental recycling services that we provide involve the removal of hydrocarbon contaminants and valuable drilling fluids from soil using indirect thermal desorption recycling technology. We provide these services on-site or at the central location to which the customer hauls the contaminated materials.

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

     In January 1995, we entered into an agreement with Parker Drilling Company ("Parker"), a Delaware corporation, granting Parker exclusive marketing rights to our proprietary processes for on-site recycling services in connection with drill cuttings at oil and gas drilling sites throughout the United States and in certain foreign countries. In August 1995, we expanded our agreement with Parker by forming OnSite, a joint company between NFE and Parker, in which NFE and Parker each owned 50%. In December 1997, we entered into a Purchase Agreement (the "Purchase Agreement") with Parker which provided for our acquisition, through NFE, of Parker's 50% equity interest in OnSite resulting in NFE becoming the owner of 100% of the equity interest in OnSite. Pursuant to the terms of the Purchase Agreement, we paid $8,000,000 for the 50% equity interest and repaid a $3,000,000 loan that had been made to us by an affiliate of Parker. As part of the transaction, Parker returned to us unexercised warrants to purchase 300,000 shares of our Common Stock.

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

BUSINESS ACTIVITIES

     General: Substantially all of our activities are conducted through OnSite, which is engaged in the development and production of recycling technology and the sale of environmental recycling services. OnSite owns the technologies included in its Indirect Thermal Desorption ("ITD") units, and the proprietary processes for on-site recycling of hydrocarbon contaminated soil. To date, the environmental recycling services we have provided have involved the removal of petroleum contaminants from soil using our ITD units. Our ITD units are easily transported processing systems which produce clean soil from contaminated soil while recycling the hydrocarbons. Our customers consist primarily of large corporations in the energy industry that have responded to the changing regulatory climate with respect to soil and other environmental contamination and waste management companies in the business of offering waste disposal services.

     The primary services we offer involve the recycling of soil contaminated by oil-based drilling fluids, fuel spills, leakage at storage tanks, refinery wastes, ship sludges, industrial wastes and other sources of hydrocarbon contamination, as well as the recycling of industrial waste. To recycle the contaminated soil, we utilize our ITD units consisting of (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated soil is indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid, or an afterburner or thermal oxidizer, which incinerates the hydrocarbon vapor resulting in a safe and clean process. Our ITD units are mobile, and thus, contaminated soil can be recycled at the site where the contaminated soil is located. We do not haul or dispose of soil or contaminants away from the customer's location.

     As of March 2002, we owned five ITD units outright, and had a 50% interest in two additional units in our 50%-owned subsidiary OnSite Arabia, Inc.

     Customers: Our customers consist primarily of large oil and gas industry participants, waste management companies and other industrial companies. Through OnSite, we typically submit a bid for a project based on the costs of moving the equipment to the location, the estimated charges for labor and fuel, the nature and extent of the contamination, the type and moisture content of the soil and the estimated processing time. Alternatively, we may submit a bid for the outright sale of one or more ITD units. Once a contract has been awarded, equipment is moved to the client's desired location.

     Indirect Thermal Recycling: The primary services we offer involve: (i) the recycling of soil contaminated by oil-based drilling mud, fuel spills, leakage at storage tanks, leakage from pipelines; (ii) the recycling of hydrocarbon contamination at settling ponds, oil and gas exploration sites, refineries, petrochemical facilities, abandoned production fields, Department of Defense installations, ships and dock facilities and other similar sites; (iii) the recycling of valuable drilling fluids which have been captured in soil and drilling muds during the drilling process; and (iv) recycling of industrial wastes. To date we have employed our ITD units to provide recycling services to oil and gas industry drilling operations, tank farms and compressor sites, industrial waste disposal facilities and oilfield waste disposal facilities. This process is known as "indirect thermal desorption" because it reverses the contamination process and removes the hydrocarbons from the soil and discharges the contaminants previously absorbed without direct contact of the soil to a flame.

     Our ITD units, which are portable equipment, utilize a rotating, heat-jacketed trundle to vaporize hydrocarbons from contaminated soil or other contaminated materials. Our ITD units consist of two principal components: (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated soil is indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid for recycling. As an alternative to the condensing system, the vapor can be passed through an afterburner or thermal oxidizer, which destroys the hydrocarbon vapors.

     The heat exchange system is comprised of a large fabricated steel shell which houses a rotating trundle. Hot gases pass through the shell and around the outside surface of the trundle. Hydrocarbon contaminated soil, or other contaminated materials, are loaded into the elevated end of the trundle by a conveyor belt or a front-end loader. As the trundle revolves, the soil is agitated by internal lifts and oars as it passes through the inside of the trundle by gravity flow and is heated to temperatures from 200 to 1,000 degrees Fahrenheit. At these temperatures, the hydrocarbon contaminants in the soil transform into vapors, which are vacuumed out of the heat exchange system into the condensing system, afterburner or the thermal oxidizer. The clean soil then drops out of the discharge door at the low end of the trundle and is passed through an enclosed conveyor for re-hydration before final discharge. Soil samples are tested at the end of the process to confirm that the contaminants have been removed and the soil condition is within an acceptable range. The soil is then returned to its original location or such other location specified by the customer.

     The hydrocarbon vapors removed from the heat exchange system by vacuum are passed through a fan-cooled condensing system. The vapors are condensed into liquids and collected in storage tanks and can then be recycled or disposed, depending on the nature of the contaminant, the needs of the customer and the specifications required for reuse. To date, our ITD units have demonstrated their ability to process up to 192 tons of contaminated soil in a 24-hour period with 30% hydrocarbon saturation. However, the processing capacity varies significantly depending on the moisture content, degree of contamination, soil type, contamination type and the recycling required. There can be no assurance that our ITD units will continue to perform at this level, or that this performance will continue to be competitive with other technologies available in the market.

     Recycling of Hydrocarbon Contaminants: We have developed proprietary processes that are embodied in the condensation process system unit, one of the two principal components of our ITD units. Within this component the hydrocarbon contaminant(s) are condensed from the vapor state created in the dryer unit back into a liquid state via the proprietary processes and placed into storage for recycling back to the client. This allows the client to realize actual savings from its ability to re-utilize the hydrocarbons. We believe that this ability to recycle the hydrocarbon contaminant(s) is an important competitive advantage, as compared to the bioremediation, direct burn or "dig and haul" remediation technologies.

     Manufacturing of ITD Units: We have historically contracted with outside fabricators to manufacture our ITD units. Currently, we have no ITD units under construction by fabricators.

EXISTING CONTRACTS FOR OPERATIONS

     We operate with our own trained personnel through wholly or partially-owned subsidiaries as discussed above. As of March 2002, five of our ITD units are located in the United States and two in the United Arab Emirates. We are currently operating three ITD units in Mexico under an Operations and Maintenance contract for the party that purchased the three ITD units from us.

COMPETITION

     There are many companies that currently dispose of hazardous and industrial wastes and remediate or clean contaminated sites. Such companies are continually attempting to develop new and improved products and services. Other companies utilize competing technologies and techniques in an attempt to provide more economical or superior remediation services. Many of our competitors are established companies with substantially greater capital resources, larger research and development staffs and facilities and greater marketing capabilities than us. There can be no assurance that we will be competitive in the recycling industry in the future.

     We obtain our contracts through competitive bidding and are in direct competition with companies providing alternative means of, and utilizing alternative technologies for, remediating environmental problems. The most significant competition comes from companies utilizing "dig and haul," direct burn, and bioremediation technology to remediate soil contamination.

     Companies utilizing the "dig and haul" method generally transport the contaminated soil to other facilities for processing. We believe that the technology we utilize is competitive because our equipment is mobile, and thus, contaminated soil can be processed on location. The waste processing, recycling businesses are, to a large extent, dependent upon and constrained by the costs and regulations associated with transporting such wastes. More importantly, our recycling process addresses the latent liability associated with the contamination at the site. There can be no assurance that we will be able to develop or acquire such technology and skill or that, if obtained, will be competitive with other alternatives available in the market.

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

     We differentiate ourselves from our competitors by providing significantly higher operational service and a significantly higher value-added result for our clients for the recycling of hydrocarbons from soils and other mediums, and the subsequent reclaiming of the hydrocarbons into liquids for customer recycling or resale. For example, some of the design features of our ITD unit, which we believe provide service-level advantages, include:

     Recycling: Our ITD units remove 99.9% of hydrocarbon contaminants from the waste-stream soil, effectively eliminating the client's latent liability. Our ITD units transform waste streams into value for our clients by reclaiming valuable hydrocarbons for client recycling or resale. For example, our equipment has reclaimed millions of gallons of diesel oil while processing drill cuttings for major oil and gas participants.

     Tonnage: Our ITD units have proven processing capability of 1 to 10 tons per hour with up to 30% hydrocarbon-saturation in the soil. Some competitors are capable of similar processing speeds, but at lower hydrocarbon-saturation levels, resulting in throughput advantages for us.

     Portability: Our ITD units are built on two trailer beds for easier transport to our client's location, avoiding costly hauling expenses of contaminated materials to a central location. In addition, the design of our ITD units permit rig-down and/or rig-up in less than a day. Some competitive units are much less transportable, or not transportable at all.

     Wide Range of Hydrocarbons Treated: Our ITD units operate at low temperatures (200 degrees Fahrenheit), high temperatures (1,000 degrees Fahrenheit), and anywhere in between, thereby enabling the processing of wide ranges of hydrocarbon contaminants encountered at a client's site including both oil and gas and industrial waste. We believe that competition in the industry is concentrated in remediation services, whereas our ITD technology is capable of recycling valuable hydrocarbons. Further, we believe that our pricing policies are competitive. No assurance, however, can be given that we will be able to successfully compete with other companies or alternative technologies.

GOVERNMENTAL REGULATIONS -- COST OF COMPLIANCE

     We render services in connection with the recycling and disposal of various wastes. Federal, state and local laws and regulations have been enacted regulating the handling and disposal of wastes and creating liability for certain environmental contamination caused by such waste. Environmental laws regulate, among other things, the transportation, storage, handling and disposal of waste. Governmental regulations govern matters such as the disposal of residual chemical wastes, operating procedures, waste water discharges, air emissions, fire protection, worker and community right-to-know, and emergency response plans. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should we be deemed to be responsible for contamination or pollution caused or increased by any evaluation, remediation or cleanup effort conducted by us, or for an accident which occurs in the course of such remediation or cleanup effort. There can be no assurance that our policy of establishing and implementing proper procedures for complying with environmental regulations will be effective at preventing us from incurring a substantial environmental liability. If we were to incur a substantial uninsured liability for environmental damage, our financial condition could be materially adversely affected.

     We presently have the ability to deliver soil recycling services that meet applicable federal and state standards for the delivery of its services, and for the level of contaminant removal. The government can, however, impose new standards. If new regulations were to be imposed, we may not be able to comply in either the delivery of our services, or in the level of contaminant removal from the soil.

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

EMPLOYEES

     We currently have 33 employees, 9 of whom are in domestic and international management or supervisory positions, including corporate and administrative functions. None of our employees are represented by a union. We consider our employee relations to be good.

TRANSFER AGENT AND REGISTRAR

     The transfer agent and registrar for our Common Stock is Colonial Stock Transfer Company, Inc., addressed at 455 East 400 South, Suite 100, Salt Lake City, Utah 84111; (801) 355-5740.

ITEM 2.  PROPERTIES

     Our principal executive offices are located in leased facilities at 2600 South Loop West, Suite 645, Houston, Texas 77054, which consist of 3,852 square feet. The lease for the executive offices will expire in May 2002. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs at reasonable prices.

     We incorporate by reference in response to this item the information set forth in item 1 of this annual report and the information set forth in Note 6 of the Notes to Consolidated Financial Statements included in item 8 of this annual report.

ITEM 3.  LEGAL PROCEEDINGS

     We are from time to time involved in litigation incidental to our business, and which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. Presently we have no existing litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     We have presented the below information about our executive officers as of March 2002. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

NAME                                   AGE                      POSITION
----                                   ---                      --------
James S. Percell.....................  58    Director, Chairman, CEO and President
                                             Chief Financial Officer, Treasurer and
Ronald L. Bianco.....................  55    Secretary

     JAMES S. PERCELL, age 58, serves as Director, Chairman, CEO and President and also serves as President of the subsidiaries, NFE and OnSite. Mr. Percell became a director and President, Chief Executive Officer and a director of NFE in November, 1995. Mr. Percell became President and CEO of our Consolidated company in January, 1996. Mr. Percell also serves as President of Percell & Associates, a project developer of facilities in the hydrocarbon industry. From 1985-1993, Mr. Percell served as Vice-President of Belmont Constructors, Inc., a heavy industrial contractor. From 1982-1984, he served as President of Capital Services Unlimited, an international supply company for refining, petrochemical and oil field compressor stations, modular refineries and modular oilfield components. From 1977-1980, Mr. Percell served as President of Percell & Lowder, Inc., an oilfield fabricator of onshore and offshore facilities, and from 1960-1977, he served as project manager for various onshore and offshore projects. He attended Amarillo College in Amarillo, Texas.

     RONALD L. BIANCO, age 55, joined us in April 1997 as Chief Financial Officer. Mr. Bianco is presently the C.F.O., Treasurer and Secretary of the Company. From 1975 through 1991, Mr. Bianco was with Dresser Industries where he served as Controller of Dresser Rand Power in Norway, as the Controller for North America Operations of Dresser Masonelian Valve and in other headquarters and division assignments. From 1992 through 1993, Mr. Bianco was an independent business consultant. From 1994 through 1996, Mr. Bianco served as Chief Financial Officer of Sweco Oilfield Services. Mr. Bianco received his B.B.A. in accounting in 1970 from St. Bonaventure University in Olean, New York, and his M.B.A. in 1983 from Southern Methodist University in Dallas, Texas.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our Common Stock is currently traded on the American Stock Exchange under the symbol "EVV". The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods shown:

                            COMMON STOCK PRICE RANGE

                                                              HIGH       LOW
                                                              -----     -----
2000
First Quarter...............................................  $1 11/16  $13/16
Second Quarter..............................................  $1 1/16   $9/16
Third Quarter...............................................  $11/16    $5/16
Fourth Quarter..............................................  $3/8      $3/16
2001
First Quarter...............................................  $0.43     $0.15
Second Quarter..............................................  $0.20     $0.05
Third Quarter...............................................  $0.16     $0.08
Fourth Quarter..............................................  $0.38     $0.06

     On March 25, 2002, the closing price of our Common Stock was $.28 per share. On the same date, we had approximately 1,000 stockholders of record, including broker-dealers holding shares beneficially owned by their customers.

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

ITEM 6.  SELECTED FINANCIAL DATA

     We have derived the following selected consolidated financial information as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, from our audited consolidated financial statements included in item 8 of this annual report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 1999, 1998 and 1997, and for each of the years in the two-year period ended December 31, 1998, from our audited consolidated financial statements of the

Company, that are not included herein. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in item 7 of this annual report.

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue......................................  $ 2,987   $11,250   $13,514   $10,672   $ 6,678
Income (loss) from operations................   (3,683)    1,029     3,098     1,404       590
Net income (loss)(1).........................    1,507    (1,462)     (483)     (799)   (1,849)
Basic and dilutive net income (loss) per
  share:
  Before extraordinary item..................     0.05     (0.19)    (0.12)    (0.17)    (0.61)
Extraordinary item...........................       --        --        --        --     (0.04)
Net income (loss) per share:
  Basic......................................  $  0.12   $ (0.19)  $ (0.12)  $ (0.17)  $ (0.65)
  Diluted....................................  $  0.05   $ (0.19)  $ (0.12)  $ (0.17)  $ (0.65)
BALANCE SHEET DATA:
Working capital surplus (deficit)............  $   766   $  (258)  $ 1,564   $ 5,431   $ 5,277
Property and equipment, net..................    6,539     8,929    10,835     8,256     6,286
Total assets.................................   10,396    15,153    18,990    20,164    18,298
Long-term debt...............................       --     2,163     4,235     6,636     5,210
Minority interest............................    2,040     2,872     3,554     2,073       628
Shareholders' equity.........................    6,879     5,664     6,956     7,813     9,206

---------------

(1) Included in net loss for the year ended December 31, 1997 is a $786,000 charge for acquired research and development in connection with the acquisition of OnSite.

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

OVERVIEW

     We are engaged in the development, production and sale of environmental recycling technologies and services. Substantially all of our technologies and services are provided through OnSite and we are devoting substantially all of our efforts to the development of markets for OnSite's services. We are currently providing recycling services to companies engaged in land-based oil and gas exploration and production, refining, waste management, and other industrial applications.

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

     In December 1997, we acquired the remaining 50% interest in OnSite from Parker Drilling Co. ("Parker"), giving us complete control of the ITD technology owned by OnSite, and providing us with a wholly-owned operating subsidiary that forms the cornerstone of our future operations. Total purchase consideration in the OnSite acquisition was financed by us through a private placement of Convertible Preferred and Preferred Stock, combined with senior secured notes and warrants to purchase shares of our Common Stock. We included OnSite's operating results in our statement of operations for the year ended December 31, 1997, as though the acquisition took place at the beginning of that year, and deducted as a separate line item the pre-acquisition earnings attributable to the former 50% owner of OnSite.

     We have focused essentially all of our attention on our now wholly-owned business operations in OnSite. OnSite was formed, as a 50%-owned joint company with Parker, as a means for assembling the capital necessary to build and improve the ITD process and to generate market awareness and acceptance of ITD technology.

     During the period 1996-2000 a substantial portion of our revenues were generated from major international oil and gas industry participants in Latin America (Colombia, Venezuela and Mexico) as well as from other domestic and foreign industrial applications. As of March 2002 we have for the most part completed our foreign contract operations, and have in fact taken steps to close down certain of our foreign subsidiaries as outlined below. We are now concentrating our marketing efforts and resources on domestic downstream plants, manufacturing facilities and waste management facilities, where our proprietary equipment and process have a competitive advantage in waste minimization, and recycling/reuse of hazardous waste markets -- including industrial, petroleum and petro-chemical waste streams.

     Highlights of our foreign operations follow:

     OnSite Colombia, Inc. ("OSC"): In November 1996, we formed a 50%-owned joint company OSC to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in Colombia. Having completed contract operations in Colombia, we re-acquired the 50% minority ownership of OSC and subsequently initiated formal procedures to close-down OSC. As of March 2002 the close-down process was in its final stages.

     OnSite Venezuela, Inc. ("OSV"): In January 1998, we formed our 100% owned subsidiary OSV, and commenced operations to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in Venezuela. Following completion of contract operations in Venezuela, we initiated formal procedures to close-down OSV, and as of March 2002 the close-down was completed.

     OnSite Arabia, Inc. ("OSA"): In December 1998, we formed a 50%-owned joint company OSA to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in the Arabian Gulf region.

     OnSite Environmental UK, Ltd ("OSE"): In April 1999, we formed OSE, a wholly-owned subsidiary, for operations in Scotland. Having completed contract operations in Scotland, we initiated formal procedures to close-down OSE. As of March 2002 the close-down was in its final phases.

     OnSite Mexico LLC ("OSM"): In July 1999, we registered OSM, a wholly-owned subsidiary, for operations in Mexico.

     OST Ambiental S de RL de CV ("SRL"): In March 2001, we registered SRL, a wholly-owned subsidiary, for operations in Mexico. SRL has recently completed all operations and its close-down procedures are being initiated.

RESULTS OF OPERATIONS

  COMPARISON OF OPERATING RESULTS -- YEARS ENDED DECEMBER 31, 2001 AND 2000

     Summary. For the year ended December 31, 2001, we earned net income of $1,507,000 as compared to a 2000 net loss of $1,462,000. The $2,969,000 net income increase was primarily due to the gain on sale of three ITD units and certain licensing rights during the fourth quarter of 2001, partly offset by 57% lower equipment utilization during 2001. Additional information follows.

     Revenue and Gross Margin. Revenue of $2,987,000 for 2001 generated $559,000 negative gross margin as compared to revenue of $11,250,000 and gross margin of $5,219,000 in 2000. The decrease in revenue and gross margin was due to a substantial drop in ITD utilization during 2001, where on average we had
1.8 units in operation as compared to 4.2 units during 2000. Nearly 80% of the decreased utilization was due to the completion of contract operations in Colombia at the end of 2000.

     Selling, General and Administrative ("SGA") Expense. SGA expenses during 2001 were nearly 29% below the prior year level primarily due to the winding-down of contract operations in Colombia.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Research & Development Costs ("R&D") Expense. The expense for 2001 is at the 2000 level, and reflects ongoing R&D improvements to our Series 6000 ITD system design.

     Interest Expense. During 2001, $839,000 of interest expense was incurred (including amortization of debt issuance costs of $344,000), compared to interest expense of $1,018,000 for 2000 (including amortization of debt issuance costs of $372,000). The $179,000 overall decrease in interest expense for 2001 was mainly due to lower interest rates during 2001, and to a lesser degree, to less amortization of debt issuance costs as noted above.

     Gain on Sale of Assets. In December 2001 we completed the sale of three ITD units along with certain licensing rights. No ITD units were sold in the prior year.

     Other Income (Expense). Other income is mainly composed of foreign currency translation gains. The financial statements of our foreign subsidiaries are measured as if the functional currency was the U.S. Dollar ("USD"). The re-measurement of local currencies into USD created favorable translation adjustments that were included in net income in each respective year 2001 and 2000.

     Income Taxes. Approximately half of the 2001 tax provision relates to state income tax effects, with the balance due to foreign income tax effects mainly in our Mexico subsidiaries. The tax provision in 2000 primarily related to foreign income tax effects in our Colombia, Venezuela, Mexico and Scotland subsidiaries. We incurred net operating losses ("NOLs") in the U.S. in recent years, some of which were used in 2001 to offset taxes on our 2001 taxable income. The balance of our NOLs may be used to offset taxable income reported in future periods. The NOLs have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. We are implementing tax planning strategies, which if successful, may result in our recognizing these deferred tax assets in future periods, which would result in significantly reduced effective tax rates. However, presently there can be no assurances that the NOLs will be utilized.

     Minority Interest. Minority interest for 2001 reflects our 50% minority partner's interest in the net loss of OnSite Colombia and OnSite Arabia. During 2000, minority interest reflects our 50% minority partner's interest in the net income of OnSite Colombia, partly offset by the net loss of OnSite Arabia.

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

     Amortization of Engineering Design and Technology. Reflects the amortization of Engineering Design and Developed Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Research & Development Costs ("R&D") Expense. The expense for 2000, unchanged from 1999, reflects ongoing R&D improvements to our Series 6000 ITD system design.

     Interest Income. The reduction in interest income resulted from a lower average cash balance available for short term investment income during 2000.

     Interest Expense. During 2000, $1,018,000 of interest expense was incurred (including amortization of debt issuance costs of $372,000), compared to interest expense of $1,455,000 for 1999 (including amortization of debt issuance costs of $522,000, partly offset by $45,000 of interest capitalized in connection with the first quarter 1999 construction of ITD units). The $437,000 overall decrease in interest expense for 2000 was due to lower interest expense on two international leases in Colombia, lower amortization of debt issuance costs as noted above, and no interest capitalization in 2000, as compared to $45,000 in 1999.

     Other Income (Expense). Other income is mainly composed of foreign currency translation gains. The financial statements of our foreign subsidiaries are measured as if the functional currency were the U.S. Dollar ("USD"). The re-measurement of local currencies into USD created favorable translation adjustments which were included in net income in each respective year 2000 and 1999.

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

     Since our inception, we have expended a significant portion of our resources to develop markets and industry awareness of our ITD recycling process technology. Our efforts have been focused primarily on hydrocarbon soil contamination inherent in oil and gas exploration and downstream activities. Our efforts to develop markets and produce equipment have required significant amounts of capital, including long-term debt secured by our ITD units and related ITD technology.

     In December 2001, we completed the sale of three of our ITD units along with certain licensing rights, and utilized the bulk of the proceeds from the sale to retire our senior debt. With the exception of this sale, we have incurred recurring net losses and have been dependent on revenue from a limited customer base to provide cash flows. We completed our most significant service contract in December 2000 and during 2001 have been exploring ways to replace that revenue. During 2001 we've experienced a continued tightening of cash reserves and prior to repaying our senior debt in December 2001, we took actions to delay payments on that debt. Details of amounts deferred are described in
Note 4 of the Notes to Consolidated Financial Statements included in item 8 of this annual report, and as discussed below.

     We are currently seeking to obtain service contracts in our served markets and are considering strategic alternatives including the possible additional sale of certain of our assets. To the extent our cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of ITD units. Financing may not be available on terms acceptable to us, or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to our stockholders.

     Our independent accountants PricewaterhouseCoopers LLP have provided us their report which sets forth factors that raise substantial doubt about our ability to continue as a going concern. Our viability as a going concern is dependent on increased utilization of our ITD units, and the achievement of a sustaining level of profitability. There can be no assurances, however, that we will increase ITD utilization or become sufficiently profitable in a time frame necessary to meet our obligations.

     We have evaluated the carrying value of long-lived assets, including associated intangibles. We performed an evaluation of recoverability by comparing the estimated future undiscounted cash flows associated with the assets to their carrying amount to determine if a write-down to market value or discounted cash flow is required. Given the homogeneous nature and geographic deployment flexibility of our assets, and based upon this evaluation by us, impairment of our long-lived assets has not been deemed necessary.

     The functional currency of our foreign operations is the U.S. dollar because customer invoicing, customer receivables, imported equipment and many of the operating cost factors are denominated in U.S. dollars. We plan to continue to implement the same approach to minimize our risks associated with foreign exchange fluctuation and its affect on our profitability.

ACCOUNTING MATTERS

     In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", respectively. These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 and SFAS No. 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities and, accordingly, these standards do not have a material impact on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly desegregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on a company's balance sheet at that date, regardless of when the assets were initially recorded. The effects of implementation of SFAS No. 142 on our results of operations or financial position has not yet been determined. SFAS No. 142 may require that we obtain annual independent appraisal of acquired engineering design and technology costs, reported in the accompanying December 31, 2001 balance sheet with a remaining unamortized carrying value of $1,610,000.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2001. We believe its adoption is not expected to have a material impact on our results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We believe its adoption is not expected to have a material impact on our results of operations or financial position.

ACCOUNTING ESTIMATES AND CHOICES

     Preparation of financial statements under generally accepted accounting principles in the United States of America requires us to make choices between acceptable methods of accounting and to make estimates of future events to determine the value we report for certain assets and liabilities at the date of our financial statements and the value we report for revenues and expenses in a period covered by our financial statements. While we try to be as precise as possible in making these estimates, many of them are subjective in nature and involve matters of judgement. We believe the most subjective and material estimates in our financial statements are the reserve, if any, which we report for accounts receivable, the amount of our deferred taxes and our accrued warranty costs.

     Accounts Receivable. When an account receivable is considered impaired, the amount of the impairment is measured based on the present value of expected future cash flows or the fair value of collateral. Impairment losses (recoveries) are included in the allowance for doubtful accounts.

     Deferred Taxes. We record a valuation allowance to reduce our deferred income tax assets to an amount that we believe to be realizable under the "more-likely-than-not" recognition criteria. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the future we may change our estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period.

     Accrued Warranty and Other Contingent Costs. We record an accrual for product warranty and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can reasonably be estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

     We believe that all of the estimates we used to prepare our financial statements were reasonable at the time we made them, but circumstances may change requiring us to revise our estimates in ways that could have a material adverse impact on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk related to fluctuations in the value of the U.S. dollar compared to certain foreign currencies. We currently have foreign subsidiaries which operate in Mexico and the Arabian Gulf region. However, the functional currency used by each of these operating units is the U.S. dollar. Substantial portions of these operating units' invoicing, customer receivables, imported equipment and many operating cost factors are denominated in dollars. We attempt to maintain a balance between assets and liabilities denominated in foreign currencies, however, such currency levels are generally not significant. These factors serve to mitigate the impact on our financial statements associated with foreign exchange fluctuations.

     A hypothetical 10% fluctuation of the U.S. dollar relative to the currencies of Mexico and the Arabian Gulf region would not have materially adversely affected our fiscal year ended December 31, 2001 financial position, results of operations or cash flows (regardless of the direction of the change in relation to the U.S. dollar). Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in revenue levels.

     While we are not a purchaser or producer of crude oil or related products, our customers to date include large multinational oil and gas producing companies which are directly impacted by the fluctuations in the price of crude oil. Decreases in the price of crude oil directly affect our current customers' cash flows and may therefore affect our ability to collect receivables and our ability to generate repeat and new business. To a lesser extent, our historical customer base has included waste management companies and other industrial companies, whose fluctuations in business levels could also have an impact our ability to collect receivables and generate repeat and new business.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2001.

     Information with respect to our executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of the report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) Financial Statements

          Reports of Independent Accountants

          Consolidated Balance Sheet as of December 31, 2001 and 2000.

          Consolidated Statement of Operations for the years ended December 31, 2001, 2000 and 1999.

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

          Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

          Notes to Consolidated Financial Statements.

     (B) Exhibits

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------
  3.1*           --  Certificate of Incorporation of the Registrant, as amended.
  3.2*           --  Bylaws of the Registrant.
  4.1*           --  See Exhibits 3.1 and 3.2. for provisions of the Articles of
                     Incorporation and Bylaws of the Registrant defining rights of holders of common stock of the Registrant.
  4.2*           --  Common Stock specimen.
  4.3.1**        --  Certificate of Designation, Preferences, Rights and
                     Limitations of Series B Convertible Preferred Stock.
  4.3.2**        --  Certificate of Designation, Preferences, Rights and
                     Limitations of Series C Preferred Stock.
  4.3.3*****     --  Certificate of Designation, Preferences, Rights and
                     Limitations of Series D Convertible Preferred Stock.
  4.4*           --  Form of Warrant Certificate dated December 17, 1997
                     (Included in Exhibit 4.8).
  4.5*           --  Form of Registration Rights Agreement pursuant to Private
                     Placement Memorandum dated September 18, 1996.
  4.6*           --  Form of Registration Rights Agreement dated December 17,
                     1997, between the Company and Cahill, Warnock Strategic
                     Partners Fund, L.P., Strategic Associates, L.P., Newpark
                     Resources, Inc. and James H. Stone.
  4.7*           --  Form of Warrant Agreement dated December 17, 1997, between the Company and Cahill, Warnock Strategic Partners Fund,
                     L.P., Strategic Associates, L.P., Newpark Resources, Inc.
                     and James H. Stone.
  4.8***         --  Form of Registration Rights Agreement dated December 7,
                     1998.
 10.1.1*****     --  Agreement in Principal dated August 17, 2000.
 10.1.2******    --  Agreement dated March 1, 2001.
10.1.3*******    --  Agreement dated August 31, 2001.
 10.2*           --  Loan and Security Agreement dated December 17, 1997 by and among the Company, National Fuel & Energy, and OnSite
                     Technology, L.L.C. as Borrowers and Cahill, Warnock
                     Strategic Partners Fund, L.P., Strategic Associates, L.P.,
                     Newpark Resources, Inc. and James H. Stone, as Lenders.
 10.3*           --  Form of Registration Rights Agreement pursuant to Private
                     Placement Memorandum dated September 18, 1996.
 10.4*           --  Form of Registration Rights Agreement dated December 17,
                     1997, between the Company and Cahill, Warnock Strategic
                     Partners Fund, L.P., Strategic Associates, L.P., Newpark
                     Resources, Inc. and James H. Stone.
 10.5*           --  Form of Warrant Agreement dated December 17, 1997, between the Company and Cahill, Warnock Strategic Partners Fund,
                     L.P., Strategic Associates, L.P., Newpark Resources, Inc.
                     and James H. Stone.
 10.6*           --  Employment Agreement of James S. Percell.
 10.7****        --  1998 Stock Option Plan
 21.1*           --  Subsidiaries

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

******* Previously filed as an exhibit to the Company's Current Report on Form
        8-K dated August 31, 2001, and filed September 11, 2001, and incorporated herein by reference.

     (C) Reports on Form 8-K

     There were no reports filed on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2002.

                                          ENVIRONMENTAL SAFEGUARDS, INC.

                                          By:     /s/ JAMES S. PERCELL
                                            ------------------------------------
                                                      James S. Percell
                                              Director, Chairman of the Board,
                                                Chief Executive Officer and
                                                          President

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ JAMES S. PERCELL                   Director, Chairman of the Board,    March 26, 2002
 ------------------------------------------------       Chief Executive Officer and
                 James S. Percell                                President


                /s/ THOMAS R. BRAY                                Director                March 26, 2002
 ------------------------------------------------
                  Thomas R. Bray


                 /s/ BRYAN SHARP                                  Director                March 26, 2002
 ------------------------------------------------
                   Bryan Sharp


               /s/ DAVID L. WARNOCK                               Director                March 26, 2002
 ------------------------------------------------
                 David L. Warnock


                /s/ ALBERT WOLFORD                                Director                March 26, 2002
 ------------------------------------------------
                  Albert Wolford


               /s/ RONALD L. BIANCO                  Chief Financial Officer, Treasurer   March 26, 2002
 ------------------------------------------------              and Secretary
                 Ronald L. Bianco

                         ENVIRONMENTAL SAFEGUARDS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                         ENVIRONMENTAL SAFEGUARDS, INC.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Audited Financial Statements
  Consolidated Balance Sheet as of December 31, 2001 and
     2000...................................................  F-3
  Consolidated Statement of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................  F-4
  Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........  F-5
  Consolidated Statement of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Environmental Safeguards, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Environmental Safeguards, Inc. as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations and has not generated sufficient business backlog. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 28, 2002

                         ENVIRONMENTAL SAFEGUARDS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................   $   798     $ 3,068
  Accounts receivable.......................................     1,309       1,023
  Prepaid expenses..........................................       128          66
  Deferred taxes............................................        --          30
  Other assets..............................................         8           9
                                                               -------     -------
     Total current assets...................................     2,243       4,196
Property and equipment, net.................................     6,539       8,929
Acquired engineering design and technology, net of
  accumulated amortization of $1,648 and $1,240 as of
  December 31, 2001 and 2000, respectively..................     1,611       2,019
Other assets................................................         3           9
                                                               -------     -------
     Total assets...........................................   $10,396     $15,153
                                                               =======     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $    --     $ 2,945
  Accounts payable..........................................       146         156
  Dividends payable.........................................       364         225
  Accrued interest..........................................        20         220
  Other accrued liabilities.................................       693         688
  Income taxes payable......................................       254         220
                                                               -------     -------
     Total current liabilities..............................     1,477       4,454
Long-term debt..............................................        --       2,163
Minority interest...........................................     2,040       2,872
Commitments and contingencies (Note 5)
Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001 par
     value (aggregate liquidation value -- $2,898) 5,000,000
     shares authorized; 2,733,686 shares issued and
     outstanding............................................         3           3
  Preferred stock; Series D convertible, non-voting,
     cumulative $.001 par value (aggregate liquidation value
     $4,000); 400,000 shares authorized, issued and
     outstanding............................................         1           1
  Common stock; $.001 par value; 50,000,000 shares
     authorized; 10,112,144 shares issued and outstanding...        10          10
  Additional paid-in capital................................    14,981      14,935
  Accumulated deficit.......................................    (8,116)     (9,285)
                                                               -------     -------
     Total stockholders' equity.............................     6,879       5,664
                                                               -------     -------
     Total liabilities and stockholders' equity.............   $10,396     $15,153
                                                               =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                 (IN THOUSANDS, EXCEPT
                                                                  PER SHARE AMOUNTS)
Revenue.....................................................  $ 2,987   $11,250   $13,514
Cost of revenue.............................................    3,546     6,031     6,197
                                                              -------   -------   -------
  Gross margin..............................................     (559)    5,219     7,317
Selling, general and administrative expenses................    2,645     3,711     3,741
Amortization of acquired engineering design and
  technology................................................      408       408       408
Research and development....................................       71        71        70
                                                              -------   -------   -------
     Income (loss) from operations..........................   (3,683)    1,029     3,098
Other income (expense):
  Gain on sale of assets....................................    6,252        --        --
  Interest income...........................................       32        28       130
  Interest expense..........................................     (839)   (1,018)   (1,455)
  Other.....................................................       40       105        61
                                                              -------   -------   -------
Income before provision for income taxes and minority
  interest..................................................    1,802       144     1,834
Provision for income taxes..................................      536     1,117     1,396
                                                              -------   -------   -------
Income (loss) before minority interest......................    1,266      (973)      438
Minority interest...........................................      241      (489)     (921)
                                                              -------   -------   -------
Net income (loss)...........................................  $ 1,507   $(1,462)  $  (483)
                                                              =======   =======   =======
Net income (loss) applicable to common stockholders.........  $ 1,169   $(1,945)  $(1,244)
                                                              =======   =======   =======
Net income (loss) per share -- basic........................  $  0.12   $ (0.19)  $ (0.12)
                                                              =======   =======   =======
Net income (loss) per share -- diluted......................  $  0.05   $ (0.19)  $ (0.12)
                                                              =======   =======   =======
Weighted average shares outstanding -- basic................   10,112    10,112    10,112
                                                              =======   =======   =======
Weighted average shares outstanding -- diluted..............   23,142    10,112    10,102
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                    TOTAL
                                           SERIES B    SERIES C    SERIES D             ADDITIONAL                  STOCK-
                                           PREFERRED   PREFERRED   PREFERRED   COMMON    PAID-IN     ACCUMULATED   HOLDERS'
                                             STOCK       STOCK       STOCK     STOCK     CAPITAL       DEFICIT      EQUITY
                                           ---------   ---------   ---------   ------   ----------   -----------   --------
                                                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance as of December 31, 1998..........     $ 3         $ 1         $--       $10      $14,318       $(6,519)    $ 7,813
Exercise of stock options (19,700
  shares)................................      --          --          --        --           11            --          11
Dividends on series C preferred stock....      --          --          --        --           --          (385)       (385)
Net loss.................................      --          --          --        --           --          (483)       (483)
                                              ---         ---         ---       ---      -------       -------     -------
Balance as of December 31, 1999..........       3           1          --        10       14,329        (7,387)      6,956
Issuance of 417,066 warrants to purchase
  common stock in connection with senior
  secured debt (Note 4)..................      --          --          --        --          438            --         438
Issuance of Series D Preferred Stock in
  exchange for Series C Preferred Stock
  (Note 4)...............................      --          (1)          1        --          168            --         168
Dividends of $287 and $149 on Series C
  and Series D Preferred Stock,
  respectively...........................      --          --          --        --           --          (436)       (436)
Net loss.................................      --          --          --        --           --        (1,462)     (1,462)
                                              ---         ---         ---       ---      -------       -------     -------
Balance as of December 31, 2000..........     $ 3         $--         $ 1       $10      $14,935       $(9,285)    $ 5,664
Issuance of 188,571 warrants to purchase
  common stock in connection with senior
  secured debt (Note 4)..................      --          --          --        --           46            --          46
Dividends on Series D Preferred Stock....      --          --          --        --           --          (338)       (338)
Net income...............................      --          --          --        --           --         1,507       1,507
                                              ---         ---         ---       ---      -------       -------     -------
Balance as of December 31, 2001..........     $ 3         $--         $ 1       $10      $14,981       $(8,116)    $ 6,879
                                              ===         ===         ===       ===      =======       =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ 1,507   $(1,462)  $  (483)
  Adjustment to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Minority interest......................................     (241)      489       921
     Deferred tax expense...................................       30         3        18
     Depreciation expense...................................    2,080     2,245     1,814
     Amortization of acquired engineering design and
       technology...........................................      408       408       408
     Amortization of discount...............................      344       372       522
     Gain on sale of assets.................................   (6,252)       --        --
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (286)    2,491    (1,845)
       Equipment held for sale..............................       --        --       545
       Prepaid expenses and other assets....................      (55)       88       371
       Accounts payable.....................................      (10)     (511)       39
       Accrued liabilities..................................     (195)      237       203
       Income taxes payable.................................       34      (398)      556
                                                              -------   -------   -------
          Net cash provided (used) by operating
            activities......................................   (2,636)    3,962     3,069
                                                              -------   -------   -------
Cash flows from investing activities:
  Proceeds from sale of assets..............................    6,900        --        --
  Purchases of equipment....................................     (260)     (274)   (1,835)
                                                              -------   -------   -------
          Net cash provided (used) by investing
            activities......................................    6,640      (274)   (1,835)
                                                              -------   -------   -------
Cash flows from financing activities:
  Payments on long-term debt................................   (5,406)   (1,081)   (2,470)
  Payments on capital lease obligations.....................       --        --      (648)
  Net proceeds from sale of common stock, preferred stock,
     stock warrants and stock options.......................       --        --        11
  Dividends paid on Series C and Series D preferred stock...     (199)     (312)     (385)
  Distribution to minority interest.........................     (669)   (1,171)     (590)
                                                              -------   -------   -------
          Net cash used by financing activities.............   (6,274)   (2,564)   (4,082)
                                                              -------   -------   -------
Net increase (decrease) in cash and cash equivalents........   (2,270)    1,124    (2,848)
Cash and cash equivalents, beginning of year................    3,068     1,944     4,792
                                                              -------   -------   -------
Cash and cash equivalents, end of year......................  $   798   $ 3,068   $ 1,944
                                                              =======   =======   =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $   695   $   476   $ 1,469
                                                              =======   =======   =======
  Cash paid for income taxes................................  $   472   $ 1,515   $   840
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Environmental Safeguards, Inc. (the "Company") provides environmental recycling services principally to oil and gas multi-nationals and to a lesser extent, waste management and other industrial companies, using proprietary Indirect Thermal Desorption ("ITD") technology. To date the primary service offered by the Company has been the remediation of soil contaminated by oil-based drill cuttings, refinery waste and industrial waste and the subsequent recovery of diesel and synthetic oils.

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

  REVENUE RECOGNITION

     Revenue is recognized at the time services are performed, or in the event of the sale of an ITD unit, when the sale is closed.

  SHIPPING AND DELIVERY COSTS

     The cost of shipping and delivery of ITD units for their initial use are included in the cost of the units and depreciated as a cost of services over the life of the units. The cost of subsequent shipments of individual units are charged directly to cost of service at the time of shipment.

  WARRANTY RESERVE

     During the year ended December 31, 2001, the Company completed the sale of three of its ITD units and certain licensing rights (See Note 3). As part of the sale, the Company warranted those ITD units against defects in design and workmanship generally for one year, commencing from the time of delivery. A provision for estimated future costs relating to this warranty was recorded when the ITD units were sold.

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to customers operating in the United States and Latin America. Collateral is generally not required for credit granted. As of December 31,

                         ENVIRONMENTAL SAFEGUARDS, INC.

2001, all of the Company's trade receivables were due from two customers for services performed in Mexico. As of December 31, 2000, all of the Company's trade receivables were due from two customers for services performed in Latin America (Mexico and Colombia).

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Given the homogeneous nature and geographic

                         ENVIRONMENTAL SAFEGUARDS, INC.

deployment flexibility of such assets, and based upon an evaluation by management, an impairment write-down of the Company's long-lived assets was not deemed necessary.

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

  ACCOUNTING PRONOUNCEMENTS

     In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 133, ("Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" respectively. These statements establish accounting reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 and SFAS No. 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and, accordingly, these standards do not have an impact on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly desegregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The effects of implementation of SFAS No. 142 on the Company's results of operations or financial position has not yet been determined. SFAS No. 142 may require that the Company obtain annual independent appraisal of acquired engineering design and technology costs, reported in the accompanying December 31, 2001 balance sheet with a remaining unamortized carrying value of $1,611,000.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2001. The Company believes the adoption of these new standards is not expected to have a material impact on its results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single

                         ENVIRONMENTAL SAFEGUARDS, INC.

accounting model for impairment of long-lived assets. The Company believes the adoption of these new standards is not expected to have a material impact on its results of operations or financial position.

2.  LIQUIDITY ISSUES

     Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption recycling process. The Company's efforts have been focused on the development, production and sale of environmental recycling technologies and services to oil and gas industry participants, waste management companies and other industrial customers. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD technology. With the exception of the profitability impact from the Company's sale of three ITD units and certain licensing rights in late 2001 (as noted below and in Note 3), the Company has incurred recurring net losses and has been dependent on revenue from a limited customer base to provide cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is currently seeking to obtain service contracts in the markets that it serves and is also considering strategic alternatives including a possible additional sale of certain of its assets. In December 2001, the company completed the sale of three of its ITD units and certain licensing rights, and the proceeds were used to pay off all the Company's senior debt. (See Notes 3 and 4).

     The Company's long-term viability as a going concern is dependent on the repositioning of its asset base and the achievement of a sustaining level of profitability. To the extent the Company's cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to raise funds through the infusion of equity, the issuance of debt securities or the sale of ITD units. Such financing may not be available on terms acceptable to the Company or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to the Company's stockholders. The accompanying financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

     Management has evaluated the carrying value of long-lived assets, including associated intangibles. An evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the assets to their carrying amount to determine if a write-down to market value or discounted cash flow is required. Given the homogeneous nature and geographic deployment flexibility of such assets, and based upon this evaluation by management, impairment of the Company's long-lived assets has not been deemed necessary.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
ITD Remediation/Recycling Units and auxiliary equipment.....  $11,777   $14,973
Office furniture and equipment..............................       36        36
Transportation and other equipment..........................       49        49
                                                              -------   -------
                                                               11,862    15,058
Less accumulated depreciation...............................    5,323     6,129
                                                              -------   -------
          Property and equipment, net.......................  $ 6,539   $ 8,929
                                                              =======   =======

                         ENVIRONMENTAL SAFEGUARDS, INC.

     In December 2001 the Company completed the sale of three of its ITD units and licensing rights to a customer in Mexico. The total sales price for the ITD units and licensing rights was $6,900,000 and the Company recognized a gain on the sale of $6,252,000. In connection with the sale, the Company granted its customer in Mexico an exclusive license for, and right to use, the Company's ITD technology in Mexico (subject to an existing agreement) and an option to acquire a fourth ITD unit from the Company.

4.  LONG-TERM DEBT

     Long-term debt as of December 31, 2000 consisted of senior secured notes payable to certain corporate and individual investors (the "Investor Notes") funded in connection with the Company's acquisition of OnSite and subsequent exercise of an option for $5 million of additional debt under similar terms. The Investor Notes had an original face value of $11 million, and were fully repaid in December 2001.

     Following is an analysis of long-term debt as of December 31, 2000, (In thousands):

Contractual balance.........................................  $5,406
Less unaccreted discount....................................    (298)
                                                              ------
  Long-term debt............................................   5,108
Less current maturities.....................................   2,945
                                                              ------
  Long-term debt, net of current portion....................  $2,163
                                                              ======

     As part of a plan to deal with liquidity issues, in August 2000 the Company obtained a six-month deferral for payment of certain quarterly installments on its long-term debt. In order to obtain the deferrals, the Company exchanged 400,000 newly issued shares of Series D convertible Preferred Stock for all issued shares of Series C non-convertible Preferred Stock held by the Company's primary lender. The conversion feature associated with the 400,000 shares of Series D Preferred Stock was valued at $168,000 based on an independent appraisal. The value of the conversion feature, representing unaccreted discount, was amortized to expense over the remaining fifteen-month term of the debt using the effective interest method.

     Effective March 5, 2001 the Company entered into an agreement (the "Agreement") with its primary lenders and holders of its outstanding preferred stock that provided for a further three-month deferral (with a provision for further deferral under certain circumstances) of all principal and interest payments (both currently due and previously deferred) due in March on the Company's senior secured debt. In exchange for the deferral of senior secured debt and preferred stock dividend payments, the conversion price of the Series D Preferred Stock was reset at the default rate or $0.37 per share. This change in the conversion price resulted in further dilution to the Company's stockholders. Based on a review by an independent appraiser, no value was assigned to the change in conversion feature.

     The Investor Notes also included a provision for the Company to issue to the lenders warrants to acquire shares of the Company's Common Stock upon the earlier of an event of default under the terms of the Investor Notes or February 17, 2000, provided, however, that the Investor Notes were repaid in full prior to February 17, 2000. Based on this provision, on February 17, 2000, the Company issued the lenders warrants to acquire 417,066 shares of the Company's common stock at $0.01 per share. These warrants had an approximate value of $438,000 at the date of issue based on an independent appraisal and such value was treated as additional interest and was amortized to expense over the remaining twenty-two month term of the debt using the effective interest method.

     The Investor Notes included a further provision for the Company to issue the lenders warrants to acquire an additional 188,571 shares of the Company's common stock at $0.01 per share if the Investor Notes are not prepaid in full by December 17, 2001. Based on this provision, on December 17, 2001, the Company issued the lenders warrants to acquire 188,571 shares of the company's common stock at $0.01 per share. These warrants

                         ENVIRONMENTAL SAFEGUARDS, INC.

had an approximate value of $46,000 at the date of issue and such value was treated as additional interest and was amortized to expense in the month of December 2001 to coincide with the full repayment of senior debt in December 2001.

     During the years ended December 31, 2001, 2000 and 1999, the Company incurred interest charges as follows:

                                                              2001    2000     1999
                                                              ----   ------   ------
                                                                  (IN THOUSANDS)
Interest charged to expense.................................  $839   $1,018   $1,455
Interest capitalized as construction period interest........    --       --       45
                                                              ----   ------   ------
  Total interest............................................  $839   $1,018   $1,500
                                                              ====   ======   ======

5.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consists of the following:

                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
Accrued warranty reserve....................................   $146     $ --
Accrued property and franchise taxes........................     76       60
Accrued professional fees...................................     85      120
Accrued joint-company expenses..............................    259      140
Accrued foreign VAT and withholding taxes...................     42      116
Accrued operating costs.....................................     85      252
                                                               ----     ----
                                                               $693     $688
                                                               ====     ====

6.  LEASE COMMITMENTS

     The Company leases certain equipment and facilities (mainly offices and vehicles) under cancelable operating leases. Certain of the leases provide for renewal options; however, none of the leases have a remaining term of greater than one year. Rental expense for operating leases was $50,000, $100,000 and $115,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

                         ENVIRONMENTAL SAFEGUARDS, INC.

7.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Tax on undistributed foreign income.......................  $    --   $   232
  Basis of property and equipment...........................      315       656
                                                              -------   -------
          Total deferred tax liabilities....................      315       888
                                                              -------   -------
Deferred tax assets:
  Net operating loss carryforwards..........................    1,170     2,389
  Undistributed foreign losses..............................      352       456
  Foreign tax credit carryforwards..........................       --       378
  All other, net............................................      452       452
                                                              -------   -------
          Total deferred tax assets.........................    1,974     3,675
                                                              -------   -------
  Valuation allowance.......................................   (1,659)   (2,757)
                                                              -------   -------
                                                                  315       918
                                                              -------   -------
          Net deferred tax assets...........................  $    --   $    30
                                                              =======   =======

     For financial reporting purposes, income before provision for income taxes and minority interest includes the following components:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
United States...........................................  $ 4,839   $(1,066)  $(1,521)
Foreign.................................................   (3,037)    1,210     3,355
                                                          -------   -------   -------
  Income before provision for income taxes and minority
     interest...........................................  $ 1,802   $   144   $ 1,834
                                                          =======   =======   =======

     Significant components of the provision for income taxes are as follows:

                                                              2001    2000     1999
                                                              ----   ------   ------
                                                                  (IN THOUSANDS)
Current:
  State.....................................................  $247   $   --   $   --
  Foreign...................................................   259    1,110    1,378
                                                              ----   ------   ------
     Total current..........................................   506    1,110    1,378
                                                              ----   ------   ------
Deferred:
  Foreign...................................................    30        7       18
                                                              ----   ------   ------
     Total deferred.........................................    30        7       18
                                                              ----   ------   ------
       Provision for income taxes...........................  $536   $1,117   $1,396
                                                              ====   ======   ======

                         ENVIRONMENTAL SAFEGUARDS, INC.

     The differences between the statutory income tax rate and the Company's effective income tax rate are as follows:

                                                              2001     2000     1999
                                                              ----     ----     ----
Federal statutory rate......................................   34%      34%      34%
State income tax............................................    9%      --       --
Foreign income taxes........................................   10%     776%      76%
Foreign tax credits and other...............................   38%      --       --
Change in valuation allowance...............................  (61)%    (34)%    (34)%
                                                              ---      ---      ---
                                                               30%     776%      76%
                                                              ===      ===      ===

     As of December 31, 2001, for U.S. federal income tax reporting purposes, the Company has approximately $3,444,000 of unused net operating losses ("NOLs") to future years. The Company's NOLs do not include the undistributed losses from certain controlled foreign corporations. The benefit from such NOLs will expire during the years ending December 31, 2017 to 2020. Because United States of America tax laws limit the time during which NOLs may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOLs could be subject to limitations if material ownership changes occur in the Company. Based on such limitation, the Company has significant NOLs for which realization of tax benefits is uncertain.

8.  STOCKHOLDERS' EQUITY

     The Company's articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. In 1997 the board of directors authorized the issuance and sale of up to 5,000,000 shares of Series B convertible preferred stock and up to 400,000 shares of Series C non-voting non-convertible preferred stock. During the year ended December 31, 2000, the board of directors authorized the issuance of up to 400,000 shares of Series D convertible preferred stock. The Series D shares were issued in exchange for Series C as discussed below.

  SERIES B CONVERTIBLE PREFERRED STOCK

     In 1997, the Company issued 3,771,422 shares of $0.001 par value Series B convertible preferred stock for $4,000,000, or $1.06 per share. Dividends are paid at the same rate as common stock based upon the conversion rate. The Series B convertible preferred stock can be converted to common stock at any time at the option of the holder. The initial rate is 1 common share for each preferred share; however, the conversion rate is subject to adjustments to prevent dilution. The holders of the Series B convertible preferred stock have the right to vote on all matters except the election of Directors that are voted on by holders of the Company's Common Stock. However, Series B convertible preferred stockholders have the right to vote separately, as a class, for the election of one Director. The Series B convertible preferred stock has a liquidation preference of $1.06 per share plus any unpaid dividends. In December 1998, the Company canceled 1,037,736 shares of Series B convertible preferred stock in exchange for accounts receivable.

  SERIES C PREFERRED STOCK

     In 1997, the Company issued 400,000 shares of Series C non-voting preferred stock with a $0.001 per share par value and a $10 per share stated value. The Series C preferred stock carries a quarterly dividend payable in arrears of prime plus 1.5% based on the stated value of the stock. The Series C preferred stock is redeemable at the option of the Company at a price of $10 per share plus any unpaid dividends. Proceeds of $4,000,000 from the Series C preferred stock were recorded net of a discount of $809,000, which included

                         ENVIRONMENTAL SAFEGUARDS, INC.

related offering costs incurred and the allocation of a portion of the proceeds to the warrants issued to the same investors. The allocation of proceeds between the Series C preferred stock, Investor Notes (See Note 4) and the warrants (See stock warrants below) was based upon relative fair values of the underlying securities. The Series C preferred stock was accreted to its liquidation value over a period of 26 months to February 17, 2000. The accretion of the Series C preferred stock is deducted from the net loss to derive the net loss applicable to common stockholders in the calculation of earnings per share (See Note 9). During 2001 the Company redeemed all outstanding shares of Series C preferred in exchange for Series D preferred as noted below.

  SERIES D PREFERRED STOCK

     During 2000, the Company exchanged 400,000 newly issued shares of Series D convertible Preferred Stock for Series C non-convertible Preferred Stock held by the Company's primary lender. The newly issued shares of Series D Preferred stock are convertible into common stock at a conversion price of $2.25 per share until December 31, 2002, and a conversion price of $1.00 after December 31, 2002. In the event of a default under the loan agreement, the conversion price shall be the lesser of $1.00 per share or the averaging thirty-day trailing price. The conversion feature associated with the 400,000 shares of Series D Preferred Stock was valued at $168,000 based on an independent appraisal. The value of the conversion feature, representing unaccreted discount, was amortized to expense over the remaining term of the debt using the effective interest method. Other than the conversion feature of the Series D Preferred Stock, its features and preferences are the same as the Series C Preferred Stock. As shown in Note 4, in March 2001, the conversion price of the Series D Preferred Stock was reset at the default rate of $0.37 per share, in exchange for the deferral of senior secured debt and preferred stock dividend payments. This change in the conversion price resulted in further dilution to the Company's stockholders.

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

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. No options were granted in 2001, 2000 or 1999 and, accordingly, no option pricing assumptions are presented.

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  STOCK OPTION PLAN

     The Company has adopted the 1998 Stock Option Plan (the "Option Plan") under which incentive stock options for up to 800,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Option Plan is designed to attract and reward key executive personnel. During the year ended December 31, 1998, the Company had options for 610,000 of a total of 800,000 shares of common stock reserved for issuance under the Option Plan. During 2000, 62,500 options were forfeited resulting in a 547,500 of a total of 800,000 share of common stock reserved for the issuance under the Option Plan.

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

     Prior to September 1, 1999, 626,730 of the Company's stock options were repriced from original exercise prices ranging from $2.50 to $5.00 per share to a new exercise price of $1.44 per share. The new exercise price was based on the quoted market value of the Company's common stock at the date of repricing. The repricing of options significantly impacted proforma financial information in 1999. The Company's proforma information follows:

                                                            2001     2000      1999
                                                           ------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Proforma net income (loss)...............................  $1,507   $(1,637)  $(1,197)
Proforma net income (loss) available to common
  stockholders...........................................  $1,169   $(2,120)  $(1,958)
Proforma basic income (loss) per share...................  $ 0.12   $ (0.20)  $ (0.19)
Dilutive income (loss) per share.........................  $ 0.05   $ (0.20)  $ (0.19)

                         ENVIRONMENTAL SAFEGUARDS, INC.

     A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

                                                            NUMBER OF
                                                             SHARES
                                                              UNDER     WEIGHTED-AVERAGE
                                                             OPTIONS     EXERCISE PRICE
                                                            ---------   ----------------
Outstanding -- December 31, 1998..........................  4,870,862        $ 1.62
Granted...................................................         --            --
Exercised.................................................    (19,700)         0.60
Forfeited.................................................         --            --
Repricing.................................................         --         (0.24)
                                                            ---------
Outstanding -- December 31, 1999..........................  4,851,162        $ 1.38
Granted...................................................         --            --
Exercised.................................................         --            --
Forfeited.................................................    (62,500)         1.69
                                                            ---------
Outstanding -- December 31, 2000..........................  4,788,662        $ 1.38
                                                            ---------
Granted...................................................         --            --
Exercised.................................................         --            --
Forfeited.................................................         --            --
                                                            ---------
Outstanding -- December 31, 2001..........................  4,788,662        $ 1.38
                                                            =========
Exercisable -- December 31, 2001..........................  4,788,662        $ 1.38

     No options were granted during the years ended December 31, 2001, 2000 or 1999; however the repricing of certain options reduced the weighted average exercise price by $0.24 in 1999.

     As shown above, all outstanding stock options are exercisable as of December 31, 2001. A summary of outstanding stock options as of December 31, 2001, follows:

NUMBER OF                         REMAINING
COMMON STOCK                     CONTRACTUAL
EQUIVALENTS    EXPIRATION DATE   LIFE (YEARS)   EXERCISE PRICE
------------   ---------------   ------------   --------------
 2,470,300     November 2005         3.9            $0.60
   112,500     March 2007            5.2             1.44
   480,000     March 2007            5.2             2.50
    35,000     November 2007         5.9             1.44
   356,813     December 2007         6.0             1.44
   613,831     December 2007         6.0             3.00
     1,053     January 2008          6.1             2.38
       800     January 2008          6.1             3.12
       770     January 2008          6.1             3.25
       625     January 2008          6.1             4.00
    47,053     April 2008            6.3             5.00
   122,417     April 2008            6.3             1.44
   547,500     December 2008         6.9             1.69
 ---------
 4,788,662
 =========

                         ENVIRONMENTAL SAFEGUARDS, INC.

  STOCK WARRANTS

     Following is a summary of stock warrant activity:

                                                       NUMBER OF   EXERCISE     WEIGHTED
                                                        SHARES      PRICE     AVERAGE PRICE
                                                       ---------   --------   -------------
Warrants outstanding as of December 31, 1998.........    707,143    $0.01         $0.01
  Issued.............................................         --       --            --
  Canceled...........................................         --       --            --
  Exercised..........................................         --       --            --
                                                       ---------
Warrants outstanding as of December 31, 1999.........    707,143    $0.01         $0.01
  Issued.............................................    417,066    $0.01         $0.01
  Canceled...........................................         --       --            --
  Exercised..........................................         --       --            --
                                                       ---------
Warrants outstanding as of December 31, 2000.........  1,124,209    $0.01         $0.01
  Issued.............................................    188,571    $0.01         $0.01
  Canceled...........................................         --       --            --
  Exercised..........................................         --       --            --
                                                       ---------
Warrants outstanding as of December 31, 2001.........  1,312,780    $0.01         $0.01
                                                       =========

     All warrants outstanding were issued in connection with the funding of the Investor Notes (See Note 4). All warrants bear an exercise price of $0.01 per share, are currently exercisable, and expire in December 2007.

9.  EARNINGS PER SHARE

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for 2000 or 1999 since their effect was antidilutive.

     For the years ended December 31, 2000 and 1999, due to the fact that the Company incurred net losses, all common stock equivalents have been excluded from the calculation of earnings per share because their effect is anti-dilutive. In periods when net income is reported, the calculation of diluted earnings per share may require that the common stock equivalents (totaling 19,645,939 as of December 31, 2001) disclosed in Note 8 be included in the calculation of the weighted average shares outstanding for periods in which net income is

                         ENVIRONMENTAL SAFEGUARDS, INC.

reported, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Net income (loss).......................................  $ 1,507   $(1,462)  $  (483)
Less: Series C and D Preferred stock dividends ($0.85,
  $1.09 and $0.96 per share) in 2001, 2000 and 1999,
  respectively..........................................     (338)     (436)     (385)
     Accretion of discount on Series C preferred stock
  (Note 8)..............................................       --       (47)     (376)
                                                          -------   -------   -------
Net income (loss) applicable to common stockholders.....  $ 1,169   $(1,945)  $(1,244)
                                                          =======   =======   =======
  Basic earnings per share-weighted average shares......   10,112    10,112    10,112
  Effect of dilutive securities:
     Warrants...........................................    1,069        --        --
     Convertible Series B preferred stock...............    2,734        --        --
     Convertible Series D preferred stock...............    9,227        --        --
                                                          -------   -------   -------
  Dilutive potential common shares......................   13,030        --        --
                                                          -------   -------   -------
Diluted earnings per share-adjusted weighted average
  shares and assumed conversions........................   23,142    10,112    10,112
                                                          =======   =======   =======
Basic earnings per share................................  $  0.12   $ (0.19)  $ (0.12)
                                                          =======   =======   =======
Diluted earnings per share..............................  $  0.05   $ (0.19)  $ (0.12)
                                                          =======   =======   =======

10.  401(k) SALARY DEFERRAL PLAN

     The Company has a 401(k) salary deferral plan (the "Plan") which became effective on January 1, 1998, for eligible employees who have met certain service requirements. The Plan does not provide for Company matching or discretionary contributions and, accordingly, the Company recognized no expense under the Plan in 2001, 2000 or 1999.

11.  LITIGATION

     The Company is from time to time involved in litigation incidental to its business, and which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. Presently the Company has no existing litigation.

12.  RELATED PARTY TRANSACTIONS

     In March 2001 and September 2000, the company entered into agreements with its primary lenders and holders of its outstanding preferred stock to defer various principal and interest payments on its senior debt. The senior debt was fully repaid in December 2001.

     During 1998, the Company entered into a marketing assistance agreement (the "Marketing Agreement") with the minority owners of OnSite Colombia, Inc. Under the terms of the Marketing Agreement, in exchange for assisting the Company in its business expansion efforts, the minority owners and the Company each received marketing assistance fees totaling $320,000 during each of the years ended December 31, 2000 and 1999.

     During December 1998, the Company formed a joint company, OnSite Arabia, Inc., with an investor group for the purpose of providing environmental remediation in the Arabian Gulf region. The Company sold

                         ENVIRONMENTAL SAFEGUARDS, INC.

two ITD Units to the newly formed joint company (one in 1999 and one in 1998) and recognized gains to the extent proceeds received exceeded the Company's proportional basis in the assets.

13.  SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION

     The Company currently operates in the environmental hydrocarbon recycling services. Substantially all revenues result from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area and all intercompany revenue and expenses are eliminated in computing revenues and operating income (loss).

     A significant portion of the Company's historical foreign operations were conducted by the Company's 50% owned joint company in Colombia. All foreign subsidiaries of the Company operate with the U.S. dollar as their functional currency and, accordingly, no cumulative translation adjustment is presented in the accompanying balance sheet.

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

     Following is a summary of segment information:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Revenue:
  United States.........................................  $   140   $ 1,464   $ 1,150
  United Kingdom........................................       --        52       993
  Latin America.........................................    2,847     9,734    11,371
                                                          -------   -------   -------
          Total revenue.................................  $ 2,987   $11,250   $13,514
                                                          =======   =======   =======
Depreciation and Amortization:
  United States.........................................  $ 1,810   $ 1,566   $ 1,034
  United Kingdom........................................      259       253       154
  Latin America.........................................      419       834     1,034
                                                          -------   -------   -------
          Total depreciation and amortization...........  $ 2,488   $ 2,653   $ 2,222
                                                          =======   =======   =======
Income (Loss) From Operations:
  United States.........................................  $(2,930)  $(1,245)  $  (230)
  United Kingdom........................................     (559)     (513)      342
  Latin America.........................................       93     3,561     3,399
  Middle East...........................................     (286)     (452)       --
  Corporate.............................................       (1)     (322)     (413)
                                                          -------   -------   -------
          Total income (loss) from operations...........  $(3,683)  $ 1,029   $ 3,098
                                                          =======   =======   =======

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest Expense:
  Latin America.........................................  $    --   $    15   $   270
  Corporate.............................................      839     1,003     1,185
                                                          -------   -------   -------
          Total interest expense........................  $   839   $ 1,018   $ 1,455
                                                          =======   =======   =======
Provision (Benefit) For Income Taxes:
  United States.........................................  $   247   $    --   $    --
  United Kingdom........................................       --       (70)       76
  Latin America.........................................      289     1,187     1,320
                                                          -------   -------   -------
          Total provision for income taxes..............  $   536   $ 1,117   $ 1,396
                                                          =======   =======   =======
Number of Customers:
  United States.........................................        1         1         1
  United Kingdom........................................       --         1         1
  Latin America.........................................        3         4         4
                                                          -------   -------   -------
                                                                4         6         6
                                                          =======   =======   =======

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Assets:
  United States.............................................  $ 4,515   $ 5,891
  United Kingdom............................................      826     1,173
  Latin America.............................................    1,226     4,624
  Middle East...............................................    3,419     3,440
  Corporate.................................................      410        25
                                                              -------   -------
          Total assets......................................  $10,396   $15,153
                                                              =======   =======
Long-lived Assets:
  United States.............................................  $ 4,083   $ 5,021
  United Kingdom............................................      677     1,009
  Latin America.............................................        3     1,537
  Middle East...............................................    3,390     3,390
                                                              -------   -------
          Total long-lived assets...........................  $ 8,153   $10,957
                                                              =======   =======
Capital Expenditures:
  United States.............................................  $   260   $   274
                                                              -------   -------
          Total capital expenditures........................  $   260   $   274
                                                              =======   =======

     During the years ended December 31, 2001, 2000 and 1999, the Company's largest customer accounted for 93%, 50% and 58% of revenue, respectively.

                         ENVIRONMENTAL SAFEGUARDS, INC.

14.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company engaged in certain non-cash investing and financing activities as follows:

                                                              2001   2000    1999
                                                              ----   ----   ------
                                                                 (IN THOUSANDS)
Stock warrants issued to extend the due date of senior
  secured notes payable.....................................  $ 46   $438   $   --
Dividends declared but not yet paid.........................   338     --       --
ITD Unit returned by minority Owner.........................    78     --       --
Series D convertible preferred stock exchanged for Series C
  non-convertible preferred stock...........................    --    168       --
Property and equipment for settlement of accounts
  receivable................................................    --     65       --
Indirect Thermal Desorption Unit value contributed to 50/50
  joint company in Arabia...................................    --     --    1,150
Net ITD Unit cost transferred between property and equipment from equipment held for sale, net of accumulated
  depreciation of $350 in 1999 and 1998.....................    --     --    1,408