Form 10-Q
period 2002-03-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2002-05-13
CIK 1017616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     COMMISSION FILE NUMBER: 001-13869

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT MAY 10, 2002, APPROXIMATELY 10,112,144 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

PART I --     FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheet as of March 31, 2002
              (unaudited) and December 31, 2001.

              Unaudited Consolidated Condensed Statement of Operations for the three months ended March 31, 2002 and 2001.

              Unaudited Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2002 and 2001.

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

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         ENVIRONMENTAL SAFEGUARDS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     MARCH 31,
                                                                                       2002        DECEMBER 31,
ASSETS                                                                              (UNAUDITED)        2001
                                                                                    -----------    ------------

Current assets:
  Cash and cash equivalents                                                          $    683        $    798
  Accounts receivable                                                                     288           1,309
  Prepaid expenses                                                                        130             128
  Other assets                                                                              1               8
                                                                                     --------        --------
    Total current assets                                                                1,102           2,243

Property and equipment, net                                                             6,197           6,539
Acquired engineering design and technology, net                                         1,510           1,611
Other assets                                                                                3               3
                                                                                     --------        --------
      Total assets                                                                   $  8,812        $ 10,396
                                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $    129        $    146
  Dividends payable                                                                       426             364
  Accrued interest                                                                         14              20
  Other accrued liabilities                                                               427             693
  Income taxes payable                                                                    175             254
                                                                                     --------        --------
    Total current liabilities                                                           1,171           1,477

Minority interest                                                                       2,002           2,040

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001 par value (aggregate liquidation value - $2,898); 5,000,000 shares authorized; 2,733,686 shares
    issued and outstanding                                                                  3               3
  Preferred stock; Series D convertible, non-voting,
    cumulative $.001 par value (aggregate liquidation
    value $4,000); 400,000 shares authorized, issued and
    outstanding                                                                             1               1
  Common stock; $.001 par value;  50,000,000 shares
    authorized; 10,112,144 shares issued and outstanding                                   10              10
  Additional paid-in capital                                                           14,981          14,981
  Accumulated deficit                                                                  (9,356)         (8,116)
                                                                                     --------        --------
    Total stockholders' equity                                                          5,639           6,879
                                                                                     --------        --------
      Total liabilities and stockholders' equity                                     $  8,812        $ 10,396
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

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   ----------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                            ------------------------
                                                              2002            2001
                                                            --------        --------

Revenue                                                     $    502        $    589
Cost of revenue                                                  935             878
                                                            --------        --------
  Gross margin                                                  (433)           (289)

Selling, general and administrative expenses                     660             621
Amortization of acquired engineering design and
  technology                                                     102             102
Research and development                                          15              20
                                                            --------        --------
    Loss from operations                                      (1,210)         (1,032)

Other income (expense):
  Interest income                                                  1              10
  Interest expense                                                (6)           (233)
  Other                                                           (1)             11
                                                            --------        --------

Loss before provision for income taxes and minority
  interest                                                    (1,216)         (1,244)

Provision for income taxes                                        --              50
                                                            --------        --------
Loss before minority interest                                 (1,216)         (1,294)

Minority interest                                                 38             134
                                                            --------        --------
Net loss                                                    $ (1,178)       $ (1,160)
                                                            ========        ========

Net loss applicable to common stockholders                  $ (1,240)       $ (1,261)
                                                            ========        ========

Net loss per share-basic and diluted                        $  (0.12)       $  (0.12)
                                                            ========        ========

Weighted average shares outstanding-basic and diluted         10,112          10,112
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

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   ----------
                                 (IN THOUSANDS)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              ----------------------
                                                               2002            2001
                                                              -------        -------

Cash flows from operating activities:
  Net loss                                                    $(1,178)       $(1,160)
  Adjustment to reconcile net loss to net cash provided
    by operating activities                                     1,126            754
                                                              -------        -------
      Net cash provided by operating activities                   (52)          (406)
                                                              -------        -------
Cash flows from investing activities:
  Purchases of equipment                                          (63)            --
                                                              -------        -------
      Net cash used by investing activities                       (63)            --
                                                              -------        -------
Cash flows from financing activities:
  Distribution to minority interest                                --           (580)
                                                              -------        -------
      Net cash used by financing activities                        --           (580)
                                                              -------        -------
Net decrease in cash and cash equivalents                        (115)          (986)
Cash and cash equivalents, beginning of period                    798          3,068
                                                              -------        -------
Cash and cash equivalents, end of period                      $   683        $ 2,082
                                                              =======        =======

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                                   ----------

1.   GENERAL

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Environmental Safeguards, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.   LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption recycling process. The Company's efforts have been focused on the development, production and sale of environmental recycling technologies and services to oil and gas industry participants, waste management companies and other industrial customers. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD technology. With the exception of the profitability impact from the Company's sale of three ITD units and certain licensing rights in late 2001, the Company has incurred recurring net losses and has been dependent on revenue from a limited customer base to provide cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent on ability to raise short-term cash funds as noted below, increased utilization of its ITD units and the achievement of a sustaining level of profitability.

     The Company is currently seeking to obtain service contracts in the markets that it serves and is also considering strategic alternatives including a possible additional sale of certain of its assets. Three of the Company's ITD units and certain licensing rights were sold in December 2001, and the proceeds were used to pay off all the Company's senior debt.

     As of March 31, 2002, the Company's current liabilities exceeded its current assets by $69,000. Further, as of May 2002, the Company's existing cash reserves are projected to meet cash requirements only through the end of June 2002, or mid July. To the extent the Company's cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to raise funds through the sale of equity, the issuance of debt securities or the sale of ITD units. Such financing may not be available on terms acceptable to the Company or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to the Company's stockholders. The accompanying financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                                                                            THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                          ----------------
                                                                                          2002        2001
                                                                                          ----        ----

Federal statutory rate                                                                     (34)%       (34)%
Foreign income taxes                                                                        --           4
Change in valuation allowance                                                               34          34
                                                                                          ----        ----
                                                                                            --%          4%
                                                                                          ====        ====

     As of March 31, 2002, for U.S. federal income tax reporting purposes, the Company has approximately $4.6 million of unused net operating losses ("NOLs") to future years. The Company's NOLs do not include the undistributed losses from certain controlled foreign corporations. The benefit from such NOLs will expire during the years ending December 31, 2017 to 2020. Because United States of America tax laws limit the time during which NOLs may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Based on such limitation, the Company has significant NOLs for which realization of tax benefits is uncertain. The benefit from utilization of NOLs could be subject to limitations if material ownership changes occur in the Company.

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                                   ----------

4.   LOSS PER SHARE

     The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months ended March 31, 2002 and 2001 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 19,457,368 shares at March 31, 2002) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is the reconciliation of net loss to the net loss available to common stockholders:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
                                                  2002           2001
                                                -------        -------
                                                   (IN THOUSANDS)

Net loss                                        $(1,178)       $(1,160)
Series D preferred stock dividends                  (62)          (101)
                                                -------        -------
Net loss available to common stockholders       $(1,240)       $(1,261)
                                                =======        =======

5.   SEGMENT INFORMATION

     The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

     Following is a summary of segment information:

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                     ----------------------
                                      2002           2001
                                     -------        -------
                                        (IN THOUSANDS)

Revenue:
  Latin America                      $   502        $   589
                                     -------        -------
    Total revenue                    $   502        $   589
                                     =======        =======

Loss from operations:
  United States                      $  (960)       $  (597)
  United Kingdom                          --           (142)
  Latin America                         (129)          (172)
  Middle East                            (76)           (74)
  Corporate                              (45)           (47)
                                     -------        -------
    Total loss from operations       $(1,210)       $(1,032)
                                     =======        =======

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

                                   ----------

5.   SEGMENT INFORMATION, CONTINUED

                      MARCH 31,      DECEMBER
                        2002         31, 2001
                      ---------      --------
                          (IN THOUSANDS)

Assets:
  United States        $ 4,994       $ 4,515
  United Kingdom             1           826
  Latin America            213         1,226
  Middle East            3,403         3,419
  Corporate                201           410
                       -------       -------
    Total assets       $ 8,812       $10,396
                       =======       =======

6.   REVENUE

     During the three months ended March 31, 2002, revenue was derived from an operations and maintenance contract covering the three ITD units sold to a customer in Mexico in the fourth quarter of 2001. During the three months ended March 31, 2001, service revenue was derived from full-service contract utilization of ITD units owned by the Company.

7.   SUPPLEMENTAL NON-CASH TRANSACTIONS

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                         ------------------
                                          2002       2001
                                          ----       ----
                                          (IN THOUSANDS)

Dividends declared but not yet paid       $ 62       $101

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated condensed financials statements and related notes included elsewhere in this report, and with our Annual Report on Form 10-K for the year ended December 31, 2001.

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

     In addition to other facts and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse affects on our financial condition and results of operations: the ability of our existing cash reserves and cash flows from operations to cover our ongoing cash requirements and our ability to secure short-term cash funds to the extent our cash reserves are unable to meet our cash requirements; our ability to secure contracts for our ITD units; our ability to attain widespread market acceptance of our technology; our ability to obtain acceptable forms and amounts of financing to fund planned expansion; the demand for, and price level of, our services; competitive factors; the actual useful life of our equipment; our ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; our ability to protect proprietary technology; our dependence on key personnel; the effect of business interruption due to political unrest; foreign exchange fluctuation risk; and our ability to maintain acceptable utilization rates on our equipment. We are not obligated to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

     During the period 1996-2001 a substantial portion of our revenues were generated from major international oil and gas industry participants in Latin America (Colombia, Venezuela and Mexico) as well as from other domestic and foreign industrial applications. As of May 2002 we have for the most part completed our foreign contract operations, and have in fact taken steps to close down certain of our foreign subsidiaries as outlined below. We are now concentrating our marketing efforts and resources on domestic downstream plants, manufacturing facilities and waste management facilities, where our proprietary equipment and process have a competitive advantage in waste minimization, and recycling/reuse of hazardous waste markets - including industrial, petroleum and petro-chemical waste streams.

     Highlights of our foreign operations follow:

     OnSite Colombia, Inc. ("OSC"): In November 1996, we formed a 50%-owned joint company OSC to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in Colombia. Having completed contract operations in Colombia, we re-acquired the 50% minority ownership of OSC and subsequently initiated formal procedures to close-down OSC. As of May 2002 the close-down process was in its final stages.

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

     OnSite Environmental UK, Ltd ("OSE"): In April 1999, we formed OSE, a wholly-owned subsidiary, for operations in Scotland. Having completed contract operations in Scotland, we initiated formal procedures to close-down OSE. As of May 2002 the close-down was in its final phases.

     OnSite Mexico LLC ("OSM"): In July 1999, we registered OSM, a wholly-owned subsidiary, for operations in Mexico.

     OST Ambiental S de RL de CV ("SRL"): In March 2001, we registered SRL, a wholly-owned subsidiary, for operations in Mexico. SRL has recently completed all operations and its close-down procedures are being initiated in the second quarter of 2002.

   As of May 2002, we owned five ITD units outright, and had a 50% interest in two additional units in our 50%-owned subsidiary Onsite Arabia, Inc. The five fully-owned units are in the USA undergoing routine maintenance or awaiting contract operations. The two 50%-owned units are awaiting contract operations in the Arabian Gulf region.

Quarterly Fluctuations

     Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

Results of Operations

COMPARISON OF OPERATING RESULTS - QUARTERS ENDED MARCH 31, 2002 AND 2001

     Summary. During the first quarter of 2002, we incurred a net loss of $1,178,000 as compared to a 2001 first quarter net loss of $1,160,000. The loss for both periods was principally due to insufficient equipment utilization, along with offsetting expenses as noted below.

     Revenue and Gross Margin. Revenue of $502,000 during the first quarter of 2002 generated $433,000 of negative gross margin as compared to revenue of $589,000 and negative gross margin of $289,000 in the comparable 2001 quarter. The decrease in revenue and gross margin was mainly due to an operations and maintenance contract during the first quarter of 2002 (covering the three units sold in the latter part of 2001 to a Mexican client) compared with an average of 1.5 units under full-service contract operations in the first quarter of 2001.

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first quarter of 2001 were higher than the comparable quarter in 2001 primarily due foreign operation close-down expenses (mainly transportation and other expenses in relocating our ITD unit from Scotland to the USA), partly offset by a 5% general reduction in SGA expenses.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Interest Expense. During the first quarter of 2002, interest expense of $6,000 relating to deferred preferred stock dividend compares to interest expense primarily on senior debt of $233,000 for the first quarter of 2002 (which includes amortization of debt issuance costs of $78,000). All senior debt was fully retired in December 2001.

     Income Taxes. There were no tax provision effects in the first quarter of 2002. The reported tax provision in the first quarter of 2001 relates to foreign income taxes incurred mainly by our Mexican subsidiary. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the first quarter of 2002 relates to our 50% minority partner's interest in the net loss of OnSite Arabia. During the comparable quarter of 2001, the minority interest reflects our 50% minority partner's interest in the net loss of OnSite Colombia, and to a lesser extent the net loss of OnSite Arabia.

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

     In December 2001 we completed the sale of three of our ITD units along with certain licensing rights, and utilized the bulk of the proceeds from the sale to retire our senior debt. With the exception of this sale, we have incurred recurring net losses and have been dependent on revenue from a limited customer base to provide cash flows. We completed our most significant service contract in December 2000 and during 2001 and 2002 have been exploring ways to replace that revenue. During 2001 and 2002 we've experienced a continued tightening of cash reserves and prior to repaying our senior debt in December 2001, we took actions to delay payments on that debt. We are currently seeking to obtain service contracts in our served markets and are considering strategic alternatives including the possible additional sale of certain of our assets.

     As of March 31, 2002, our current liabilities exceeded our current assets by $69,000. Further, as of May 2002, our existing cash reserves are projected to meet our cash requirements only through the end of June 2002, or mid July. To the extent our cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of ITD units. Financing may not be available on terms acceptable to us, or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to our stockholders.

     Our independent accountants have provided us their report which sets forth factors that raise substantial doubt about our ability to continue as a going concern for the two years ended December 31, 2001 and 2000. Our viability as a going concern is dependent on our ability to raise short-term cash funds as noted above, increased utilization of our ITD units and the achievement of a sustaining level of profitability. There can be no assurances, however, that we will successfully increase ITD utilization or become sufficiently profitable.

     We have evaluated the carrying value of long-lived assets, including associated intangibles. We performed an evaluation of recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Given the homogeneous nature and geographic deployment flexibility of our assets, and based upon a recent evaluation by us, impairment of our long-lived assets has not been deemed necessary. However, there can be no assurances that our ongoing evaluation would not result in an impairment-related write-down.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Reports on Form 8-K

          On April 4, 2002 we filed a report on Form 8-K (and amended such report on April 9, 2002), which report included information under Item 4 "Changes in Registrant's Certifying Accountant".

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENVIRONMENTAL SAFEGUARDS, INC.

Date: May 10, 2002                 By: /s/ James S. Percell
                                       James S. Percell, President

Date: May 10, 2002                 By: /s/ Ronald L. Bianco
                                       Ronald L. Bianco, Chief Financial Officer