Form 10-Q
period 2002-06-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2002-08-12
CIK 1017616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  QUARTERLY  PERIOD  ENDED:  JUNE  30,  2002

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

                               Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT JUNE 30, 2002, 10,112,144 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE):

                               Yes [ ]     No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

PART I  --  FINANCIAL  INFORMATION

Item 1.     Financial  Statements

            Consolidated Condensed Balance Sheet as of June 30, 2002 (unaudited) and December 31, 2001.

            Unaudited Consolidated Condensed Statement of Operations for the three months and six months ended June 30, 2002 and 2001.

            Unaudited Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2002 and 2001.

            Selected Notes to Unaudited Consolidated Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II --  OTHER  INFORMATION

Item 1.     Legal  Proceedings

Item 4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item 5.     Other  Information

Item 6.     Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS


                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                ---------------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                            JUNE 30,
                                                              2002       DECEMBER 31,
ASSETS                                                    (UNAUDITED)        2001
                                                          ------------  --------------
Current assets:
  Cash and cash equivalents                               $       334   $         798
  Accounts receivable                                             114           1,309
  Income tax refund receivable                                     79               -
  Prepaid expenses                                                 87             128
  Other assets                                                      -               8
                                                          ------------  --------------

    Total current assets                                          614           2,243

Property and equipment, net                                     5,856           6,539
Acquired engineering design and technology, net                 1,409           1,611
Other assets                                                        2               3
                                                          ------------  --------------

      Total assets                                        $     7,881   $      10,396
                                                          ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $        48   $         146
  Dividends payable                                               490             364
  Accrued interest                                                 32              20
  Other accrued liabilities                                       507             693
  Income taxes payable                                              -             254
                                                          ------------  --------------

    Total current liabilities                                   1,077           1,477

Minority interest                                               1,970           2,040

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001
    par value (aggregate liquidation value - $2,898);
    5,000,000 shares authorized; 2,733,686 shares issued
    and outstanding                                                 3               3
  Preferred stock; Series D convertible, non-voting,
    cumulative $.001 par value (aggregate liquidation
    value $4,000); 400,000 shares authorized, issued and
    outstanding                                                     1               1
  Common stock; $.001 par value;  50,000,000 shares
    authorized; 10,112,144 shares issued and outstanding           10              10
  Additional paid-in capital                                   14,981          14,981
  Accumulated deficit                                         (10,161)         (8,116)
                                                          ------------  --------------

    Total stockholders' equity                                  4,834           6,879
                                                          ------------  --------------

      Total liabilities and stockholders' equity          $     7,881   $      10,396
                                                          ============  ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.


                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                ---------------
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                          THREE MONTHS          SIX MONTHS
                                          ENDED JUNE 30,       ENDED JUNE 30,
                                      --------------------  --------------------
                                        2002       2001       2002       2001
                                      --------  ----------  --------  ----------
Revenue                               $   237   $     807   $   739   $   1,396
Cost of revenue                           454         881     1,389       1,759
                                      --------  ----------  --------  ----------

  Gross margin                           (217)        (74)     (650)       (363)

Selling, general and administrative
  expenses                                521         719     1,181       1,340
Amortization of acquired engineering
  design and technology                   102         102       204         204
Research and development                    5          15        20          35
                                      --------  ----------  --------  ----------

    Loss from operations                 (845)       (910)   (2,055)     (1,942)

Other income (expense):
  Interest income                           1          14         2          24
  Interest expense                         (6)       (247)      (12)       (480)
  Other                                    (2)         12        (3)         23
                                      --------  ----------  --------  ----------

Loss before provision for income
  taxes and minority interest            (852)     (1,131)   (2,068)     (2,375)

Benefit (provision) for income taxes       79         (70)       79        (120)
                                      --------  ----------  --------  ----------

Loss before minority interest            (773)     (1,201)   (1,989)     (2,495)

Minority interest                          31          43        69         177
                                      --------  ----------  --------  ----------

Net loss                              $  (742)  $  (1,158)  $(1,920)  $  (2,318)
                                      ========  ==========  ========  ==========

Net loss applicable to common
  stockholders                        $  (805)  $  (1,246)  $(2,045)  $   2,507
                                      ========  ==========  ========  ==========

Net loss per share-basic and diluted  $ (0.08)  $   (0.12)  $ (0.20)  $   (0.25)
                                      ========  ==========  ========  ==========

Weighted average shares outstanding-
  basic and diluted                    10,112      10,112    10,112      10,112
                                      ========  ==========  ========  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.


                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                ---------------
                                 (IN THOUSANDS)


                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                         --------------------
                                                            2002       2001
                                                         ----------  --------
Cash flows from operating activities:
  Net loss                                               $  (1,920)  $(2,318)
  Adjustment to reconcile net loss to net cash provided
    by operating activities                                  1,557     1,198
                                                         ----------  --------

      Net cash provided by operating activities               (363)   (1,120)
                                                         ----------  --------

Cash flows from investing activities:
  Purchases of equipment                                      (101)       (6)
                                                         ----------  --------

      Net cash used by investing activities                   (101)       (6)
                                                         ----------  --------

Cash flows from financing activities:
  Distribution to minority interest                              -      (669)
  Dividends on preferred stock                                   -      (112)
                                                         ----------  --------

      Net cash used by financing activities                      -      (781)
                                                         ----------  --------

Net decrease in cash and cash equivalents                     (464)   (1,907)

Cash and cash equivalents, beginning of period                 798     3,068
                                                         ----------  --------

Cash and cash equivalents, end of period                 $     334   $ 1,161
                                                         ==========  ========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                ---------------

1.   GENERAL
     -------

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

2.   LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption recycling process. The Company's efforts have been focused on the development, production and sale of environmental recycling technologies and services to oil and gas industry participants, waste management companies and other industrial customers. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD technology. With the exception of the profitability impact from the Company's sale of three ITD units and certain licensing rights in late 2001, the Company has incurred recurring net losses and has been dependent on revenue from a limited customer base to provide cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent on ability to raise short-term cash funds, as noted below, increased utilization of its ITD units and the achievement of a sustaining level of profitability.

     The Company is currently seeking to obtain service contracts in the markets that it serves and is also considering strategic alternatives including a possible additional sale of certain of its assets. Three of the Company's ITD units and certain licensing rights were sold in December 2001, and the proceeds were used to pay off all the Company's senior debt.

     As of August 2002, the Company's existing cash reserves are projected to meet cash requirements only through the end of September 2002. To the extent the Company's cash reserves and cash flows from operations are insufficient to meet future cash requirements, the Company will need to raise funds through the sale of equity, the issuance of debt securities or the sale of ITD units. Such financing may not be available on terms acceptable to the Company or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to the Company's stockholders. The accompanying financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                ---------------

2.   LIQUIDITY  AND  CAPITAL  RESOURCES,  CONTINUED
     ----------------------------------------------

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


3.   INCOME  TAXES
     -------------

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

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                      THREE MONTHS        SIX MONTHS
                                      ENDED JUNE 30,     ENDED JUNE 30,
                                    -----------------  -----------------
                                     2002     2001      2002     2001
                                    ------  ---------  ------  ---------
     Federal statutory rate            34%        34%     34%      (34)%
     Foreign income taxes               -          6       -         (5)
     Change in valuation allowance    (25)       (34)    (30)        34
                                    ------  ---------  ------  ---------

                                        9%       (6)%      4%       (5)%
                                    ======  =========  ======  =========

     As of June 30, 2002, for U.S. federal income tax reporting purposes, the Company has approximately $5.3 million of unused net operating losses
     ("NOLs") to future years. The Company's NOLs do not include the undistributed losses from certain controlled foreign corporations. The benefit from such NOLs will expire during the years ending December 31, 2017 to 2020. Because United States of America tax laws limit the time during which NOLs may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Based on such limitation, the Company has significant NOLs for which realization of tax benefits is uncertain. The benefit from utilization of NOLs could be subject to limitations if material ownership changes occur in the Company.


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                ---------------


4.   LOSS  PER  SHARE
     ----------------

     The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and six months ended June 30, 2002 and 2001 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 19,645,939 shares at June 30, 2002) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is the reconciliation of net loss to the net loss available to common stockholders:

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                         ------------------------  -----------------------
                                            2002         2001         2002        2001
                                         -----------  -----------  ----------  -----------
                                              (IN THOUSANDS)            (IN THOUSANDS)
     Net loss                            $     (742)  $   (1,158)  $  (1,920)  $   (2,318)
     Series D preferred stock dividends         (63)         (88)       (125)        (189)
                                         -----------  -----------  ----------  -----------

     Net loss available to common
       stockholders                      $     (805)  $   (1,246)  $  (2,045)  $   (2,507)
                                         ===========  ===========  ==========  ===========

5.   SEGMENT  INFORMATION
     --------------------

     The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

     Following  is  a  summary  of  segment  information:

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                     ------------------------  ----------------------
                                        2002         2001         2002        2001
                                     -----------  -----------  ----------  ----------
                                           (IN THOUSANDS)           (IN THOUSANDS)
     Revenue:
       Latin America                 $      237   $      807   $     739   $   1,396
                                     -----------  -----------  ----------  ----------

         Total revenue               $      237   $      807   $     739   $   1,396
                                     ===========  ===========  ==========  ==========

     Loss from operations:
       United States                 $     (716)  $     (482)  $  (1,676)  $  (1,117)
       United Kingdom                         -         (144)          -        (286)
       Latin America                         (7)         (90)       (136)       (223)
       Middle East                          (63)         (85)       (139)       (159)
       Corporate                            (59)        (109)       (104)       (157)
                                     -----------  -----------  ----------  ----------

         Total loss from operations  $     (845)  $     (910)  $  (2,055)  $  (1,942)
                                     ===========  ===========  ==========  ==========


                                   Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                ---------------


5.   SEGMENT  INFORMATION,  CONTINUED
     --------------------------------


                        JUNE 30,   DECEMBER
                         2002      31, 2001
                       ---------  ----------
                          (IN THOUSANDS)
     Assets:
       United States   $   4,209  $    4,515
       United Kingdom          -         826
       Latin America         132       1,226
       Middle East         3,410       3,419
       Corporate             130         410
                       ---------  ----------

         Total assets  $   7,881  $   10,396
                       =========  ==========

6.   REVENUE
     -------

     During the three months and six months ended June 30, 2002, revenue was derived from an operations and maintenance contract covering the three ITD units sold to a customer in Mexico in the fourth quarter of 2001. During the three months and six months ended June 30, 2001, service revenue was derived from full-service contract utilization of ITD units owned by the Company.


7.   SUPPLEMENTAL  NON-CASH  TRANSACTIONS
     ------------------------------------

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                          ---------------------
                                            2002        2001
                                          ---------  ----------
                                              (IN THOUSANDS)
     Dividends declared but not yet paid  $     125  $      189


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                ---------------

8.   LITIGATION
     ----------

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; In the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite's lawsuit alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringed on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. The Defendants have filed an answer asserting that they do not infringe on OnSite's patent and that such patent is invalid. Defendants also deny there is any controversy between the parties regarding the Heuer and Reynolds' patents.

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. On information and belief, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. As a result of such false, deceptive and malicious statements, WCS terminated its contract with OnSite. In August 2000, Duratherm, Inc. filed suit against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727 which suit was subsequently dismissed with prejudice by the United States District Judge. OnSite alleges that such suit was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. The causes of action alleged by OnSite against the Defendants are (i) interference with contract; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition.


9.   SUBSEQUENT  EVENT
     -----------------

     In July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L.P. and Strategic Associates, L.P. These loans bear interest of 12% per year and are due in January 2003.
     David Warnock, a director of the Company, is a general partner of Cahill Warnock Strategic Partners, L.P. and a managing member of the general partner of Strategic Associates, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our consolidated condensed financial statements and related notes included elsewhere in this report, and with our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Overview

     We are engaged in the development, production and sale of environmental recycling technologies and services. Substantially all of our technologies and services are provided through OnSite and we are devoting substantially all of our efforts to the development of markets for OnSite's services. We are currently marketing recycling services to companies engaged in land-based oil and gas exploration and production, refining, waste management, and other industrial applications.

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

     During the period 1996-2000 a substantial portion of our revenues were generated from major international oil and gas industry participants in Latin America (Colombia, Venezuela and Mexico) as well as from other domestic and foreign industrial applications. As of July 2002 we have completed our foreign contract operations, except for an operations and maintenance contract in Mexico, and have in fact taken steps to close down certain of our foreign subsidiaries as outlined below. We are now concentrating our marketing efforts and resources on domestic downstream plants, manufacturing facilities and waste management facilities, where our proprietary equipment and process have a competitive advantage in waste minimization, and recycling/reuse of hazardous waste markets - including industrial, petroleum and petro-chemical waste streams.

     Highlights  of  our  foreign  operations  follow:

     OnSite Colombia, Inc. ("OSC"): In November 1996, we formed a 50%-owned joint company OSC to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in Colombia. Having completed contract operations in Colombia, we re-acquired the 50% minority ownership of OSC and subsequently initiated formal procedures to close-down OSC. As of July 2002 the close-down process was in its final stages.

     OnSite Venezuela, Inc. ("OSV"): In January 1998, we formed our 100% owned subsidiary OSV, and commenced operations to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in Venezuela. Following completion of contract operations in Venezuela, we closed down OSV in the first quarter of 2002.

     OnSite Arabia, Inc. ("OSA"): In December 1998, we formed a 50%-owned joint company OSA to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in the Arabian Gulf region.

     OnSite Environmental UK, Ltd ("OSE"): In April 1999, we formed OSE, a wholly-owned subsidiary, for operations in Scotland. Having completed contract operations in Scotland, we initiated formal procedures to close-down OSE and as of July 2002 the close-down was in its final phases.

     OnSite Mexico LLC ("OSM"): In July 1999, we registered OSM, a wholly-owned subsidiary, for operations in Mexico.

     OST Ambiental S de RL de CV ("SRL"): In March 2001, we registered SRL, a wholly-owned subsidiary, for operations in Mexico. SRL completed all operations and its close-down procedures have been initiated.

     As of July 2002, we own five ITD units outright, and have a 50% interest in two additional units in our 50%-owned subsidiary Onsite Arabia, Inc. The five fully-owned units are in the USA undergoing routine maintenance or awaiting contract operations. The two 50%-owned units are awaiting contract operations in the Arabian Gulf region.

Quarterly  Fluctuations

          Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

Results  of  Operations

COMPARISON  OF  OPERATING  RESULTS  -  THREE MONTHS ENDED JUNE 30, 2002 AND 2001

          Summary. During the three months ended June 30, 2002, we incurred a net loss of $742,000 as compared to a 2001 second quarter net loss of $1,158,000. The loss for both periods was principally due to insufficient equipment utilization, along with operating expenses as noted below.

          Revenue and Gross Margin. Revenue of $237,000 during the second quarter of 2002 generated a negative gross margin of $217,000 as compared to revenue of $807,000 and negative gross margin of $74,000 in the comparable 2001 quarter. The decrease in revenue and gross margin was mainly due to the fact that in the second quarter of 2002 all our revenue was derived from an operations and maintenance contract (covering the three units sold in the latter part of 2001 to a Mexican client) compared with an average of 1.5 units under full-service contract operations in the second quarter of 2001.

          Selling, General and Administrative ("SGA") Expenses. SGA expenses during the second quarter of 2002 were lower than the comparable quarter in 2001 primarily due foreign operation close-down and a general reduction in SGA expenses.

          Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

          Interest Expense. During the second quarter of 2002, interest expense of $6,000 relating to deferred preferred stock dividend compares to interest expense primarily on senior debt of $247,000 for the second quarter of 2001 (which includes amortization of debt issuance costs of $103,000). All senior debt was fully retired in December 2001.

          Income Taxes. We have reported a tax benefit in the second quarter of 2002 related to the recovery of alternative minimum taxes provided at December 31, 2001. The reported tax provision in the second quarter of 2001 relates to foreign income taxes incurred mainly by our Mexican subsidiary. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

          Minority Interest. Minority interest for the second quarter of 2002 relates to our 50% minority partner's interest in the net loss of OnSite Arabia. During the comparable quarter of 2001, the minority interest reflects our 50% minority partner's interest in the net loss of OnSite Colombia, and to a lesser extent the net loss of OnSite Arabia.

COMPARISON  OF  OPERATING  RESULTS  -  SIX  MONTHS  ENDED JUNE 30, 2002 AND 2001

          Summary. During the six months ended June 30, 2002, we incurred a net loss of $1,920,000 as compared to a 2001 net loss of $2,318,000. The loss for both periods was principally due to insufficient equipment utilization, along with operating expenses as noted below.

          Revenue and Gross Margin. Revenue of $739,000 during the first six months of 2002 generated $650,000 of negative gross margin as compared to revenue of $1,396,000 and negative gross margin of $363,000 in the comparable 2001 period. The decrease in revenue and gross margin was mainly due to the fact that in the first six months of 2002 all of our revenue was derived from an operations and maintenance contract (covering the three units sold in the latter part of 2001 to a Mexican client) compared with an average of 1.5 units under full-service contract operations in the first six months of 2001.

          Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first six months of 2002 were lower than the comparable six months in 2001 primarily due to foreign operation close-down and a general reduction in SGA expenses.

          Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

          Interest Expense. During the first six months of 2002, interest expense of $12,000 relating to deferred preferred stock dividend compares to interest expense primarily on senior debt of $480,000 for the first six months of 2001 (which includes amortization of debt issuance costs of $206,000). All senior debt was fully retired in December 2001.

          Income Taxes. We have reported a tax benefit in the first six months of 2002 related to the recovery of alternative minimum taxes provided at December 31, 2001. The reported tax provision in the first six months of 2001 relates to foreign income taxes incurred mainly by our Mexican subsidiary. During both comparative six month periods we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

          Minority Interest. Minority interest for the first six months of 2002 relates to our 50% minority partner's interest in the net loss of OnSite Arabia. During the comparable six months of 2001, the minority interest reflects our 50% minority partner's interest in the net loss of OnSite Colombia, and to a lesser extent the net loss of OnSite Arabia.

Liquidity  and  Capital  Resources

     We  currently  have  no  significant  commitments for capital expenditures.

     Since our inception, we have expended a significant portion of our resources to develop markets and industry awareness of our ITD recycling process technology. Our efforts have been focused primarily on hydrocarbon soil contamination inherent in oil and gas exploration and downstream activities. Our efforts to develop markets and produce equipment have required significant amounts of capital.

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

     As of August 2002, our existing cash reserves are projected to meet our cash requirements only through the end of September 2002. To the extent our cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of ITD units. Financing may not be available on terms acceptable to us, or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to our stockholders. During July 2002, the Company obtained uncollateralized loans totaling $250,000 from two major stockholders. These loans bear interest at 12% per year and are due in January 2003.

     Our independent accountants have provided us their report for the two years ended December 31, 2001 and 2000, which sets forth factors that raise substantial doubt about our ability to continue as a going concern. Our viability as a going concern remains dependent on our ability to raise short-term cash funds as noted above, increased utilization of our ITD units and the achievement of a sustaining level of profitability. There can be no assurances, however, that we will successfully increase ITD utilization or become sufficiently profitable.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS

          In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; In the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite's lawsuit alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringed on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. The Defendants have filed an answer asserting that they do not infringe on OnSite's patent and that such patent is invalid. Defendants also deny there is any controversy between the parties regarding the Heuer and Reynolds' patents.

          In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. On information and belief, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. As a result of such false, deceptive and malicious statements, WCS terminated its contract with OnSite. In August 2000, Duratherm, Inc. filed suit against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727 which suit was subsequently dismissed with prejudice by the United States District Judge. OnSite alleges that such suit was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. The causes of action alleged by OnSite against the Defendants are (i) interference with contract; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition.


ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          Our annual meeting of stockholders was held in Houston, Texas on May 20, 2002 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition to our solicitation.

          The holders of common stock approved the election of the following four directors, each to serve for a term of one year by the following vote:

                                          Votes For   Votes Against   Abstaining

          James  S.  Percell              7,788,834         0         212,457
          Bryan  Sharp                    7,820,919         0         180,372
          Albert  M.  Wolford             7,811,719         0         189,572
          Thomas  R.  Bray                7,820,919         0         180,372

          The holders of Series B Convertible Stock approved the election of the following director, to serve for a term of one year by the following vote:

                                          Votes For   Votes Against   Abstaining

          David  L.  Warnock              2,733,686         0            0

     The holders of common stock ratified the appointment of Ham, Langston & Brezina, LLP as our independent accountants for the fiscal year ending December 31, 2002 by the following vote:

          Votes  For                                                 10,495,640
          Votes  Against                                                 64,800
          Abstaining                                                    174,537

ITEM 5.  OTHER  INFORMATION

         In July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L.P. and Strategic Associates, L.P. These loans bear interest of 12% per year and are due in January 2003. David Warnock, a director of the Company, is a general partner of Cahill Warnock Strategic Partners, L.P. and a managing member of the general partner of Strategic Associates, L.P.


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

                         ENVIRONMENTAL SAFEGUARDS, INC.




Date:  August 12,  2002                          By:  /s/ James  S. Percell
                                                    James S. Percell, President


Date:  August 12,  2002                          By:  /s/ Michael D. Thompson
                                                    Michael D. Thompson, Chief
                                                     Financial Officer