Form 10-Q
period 2002-09-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2002-11-14
CIK 1017616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  QUARTERLY  PERIOD  ENDED:    SEPTEMBER 30, 2002

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

                              Yes [ ]      No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

PART  I  --    FINANCIAL  INFORMATION

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheet as of September 30, 2002 (unaudited) and December 31, 2001.

               Unaudited Consolidated Condensed Statement of Operations for the three months and nine months ended September 30, 2002 and 2001.

               Unaudited Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2002 and 2001.

               Selected Notes to Unaudited Consolidated Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  4.       Controls  and  Procedures

PART  II  --   OTHER  INFORMATION

Item  1.       Legal  Proceedings

Item  5.       Other  Information

Item  6.       Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                            ENVIRONMENTAL SAFEGUARDS, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                      __________
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           SEPTEMBER 30,
                                                               2002          December 31
ASSETS                                                      (UNAUDITED)         2001
                                                          ---------------  ---------------
Current assets:
  Cash and cash equivalents                               $          434   $          798
  Accounts receivable                                                 45            1,309
  Prepaid expenses                                                    56              128
  Other assets                                                         -                8
                                                          ---------------  ---------------

    Total current assets                                             535            2,243

Property and equipment, net                                        5,546            6,539
Acquired engineering design and technology, net                    1,306            1,611
Other assets                                                           3                3
                                                          ---------------  ---------------

      Total assets                                        $        7,390   $       10,396
                                                          ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to related parties                        $          250   $            -
  Accounts payable                                                    55              146
  Dividends payable                                                  554              364
  Accrued interest                                                    48               20
  Other accrued liabilities                                          453              693
  Income taxes payable                                                 -              254
                                                          ---------------  ---------------

    Total current liabilities                                      1,360            1,477

Minority interest                                                  1,952            2,040

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001
    par value (aggregate liquidation value - $2,898);
    5,000,000 shares authorized; 2,733,686 shares issued
    and outstanding                                                    3                3
  Preferred stock; Series D convertible, non-voting,
    cumulative $.001 par value (aggregate liquidation
    value $4,000); 400,000 shares authorized, issued and
    outstanding                                                        1                1
  Common stock; $.001 par value;  50,000,000 shares
    authorized; 10,112,144 shares issued and outstanding              10               10
  Additional paid-in capital                                      14,981           14,981
  Accumulated deficit                                            (10,917)          (8,116)
                                                          ---------------  ---------------

    Total stockholders' equity                                     4,078            6,879
                                                          ---------------  ---------------

      Total liabilities and stockholders' equity          $        7,390   $       10,396
                                                          ===============  ===============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                            ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   __________
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                      ------------------------  -----------------------
                                         2002         2001         2002        2001
                                      -----------  -----------  ----------  -----------
Revenue                               $       69   $      837   $     808   $    2,233
Cost of revenue                              352          933       1,741        2,692
                                      -----------  -----------  ----------  -----------

  Gross margin                              (283)         (96)       (933)        (459)

Selling, general and administrative
  expenses                                   305          613       1,486        1,953
Amortization of acquired engineering
  design and technology                      102          102         306          306
Research and development                       5           19          25           54
                                      -----------  -----------  ----------  -----------

      Loss from operations                  (695)        (830)     (2,750)      (2,772)

Other income (expense):
  Interest income                              -            4           2           28
  Interest expense                           (16)        (220)        (28)        (700)
  Other                                        -           10          (3)          33
                                      -----------  -----------  ----------  -----------

Loss before provision for income
  taxes and minority interest               (711)      (1,036)     (2,779)      (3,411)

Benefit (provision) for income taxes           -         (102)         79         (222)
                                      -----------  -----------  ----------  -----------

Loss before minority interest               (711)      (1,138)     (2,700)      (3,633)

Minority interest                             19           32          88          209
                                      -----------  -----------  ----------  -----------

Net loss                              $     (692)  $   (1,106)  $  (2,612)  $   (3,424)
                                      ===========  ===========  ==========  ===========

Net loss applicable to common
  stockholders                        $     (757)  $   (1,187)  $  (2,802)  $   (3,694)
                                      ===========  ===========  ==========  ===========

Net loss per share-basic and diluted  $    (0.07)  $    (0.12)  $   (0.28)  $    (0.37)
                                      ===========  ===========  ==========  ===========

Weighted average shares outstanding-
  basic and diluted                       10,112       10,112      10,112       10,112
                                      ===========  ===========  ==========  ===========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________
                                 (IN THOUSANDS)


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ---------------------
                                                            2002        2001
                                                         -----------  --------
Cash flows from operating activities:
  Net loss                                               $   (2,612)  $(3,424)
  Adjustment to reconcile net loss to net cash provided
    by operating activities                                   2,102     2,366
                                                         -----------  --------

      Net cash provided by operating activities                (510)   (1,058)
                                                         -----------  --------

Cash flows from investing activities:
  Purchases of equipment                                       (104)     (181)
                                                         -----------  --------

      Net cash used by investing activities                    (104)     (181)
                                                         -----------  --------

Cash flows from financing activities:
  Proceeds from notes payable to a related party                250         -
  Distribution to minority interest                               -      (669)
  Dividends on preferred stock                                    -      (199)
                                                         -----------  --------

      Net cash used by financing activities                     250      (868)
                                                         -----------  --------

Net decrease in cash and cash equivalents                      (364)   (2,107)

Cash and cash equivalents, beginning of period                  798     3,068
                                                         -----------  --------

Cash and cash equivalents, end of period                 $      434   $   961
                                                         ===========  ========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________

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


                                   Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________

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


3.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     In July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahil Warnock Strategic Partners, L.P. and Strategic Associates, L.P. These loans bear interest of 12% per year and are due in January 2003.
     David Warnock, a director of the Company, is a general partner of Cahil Warnock Strategic Partners, L.P. and a managing member of the general partner of Strategic Associates, L.P.


4.   INCOME  TAXES
     -------------

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

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                    ---------------------  --------------------
                                       2002       2001       2002       2001
                                    ----------  ---------  ---------  ---------
     Federal statutory rate                34%        34%        34%        34%
     Foreign income taxes                   -        (10)         -         (7)
     Change in valuation allowance        (34)       (34)       (31)       (34)
                                    ----------  ---------  ---------  ---------

                                            -%      (10)%         3%       (7)%
                                    ==========  =========  =========  =========

As of September 30, 2002, for U.S. federal income tax reporting purposes, the Company has approximately $6.0 million of unused net operating losses ("NOLs") to future years. The Company's NOLs do not include the undistributed losses from certain controlled foreign corporations. The benefit from such NOLs will expire during the years ending December 31, 2017 to 2020.


                                   Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________


4.   INCOME  TAXES,  CONTINUED
     -------------------------

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

5.   LOSS  PER  SHARE
     ----------------

     The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and nine months ended September 30, 2002 and 2001 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 19,645,939 shares at September 30, 2002) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is the reconciliation of net loss to the net loss available to common stockholders:

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                         ------------------------  -----------------------
                                            2002         2001         2002        2001
                                         -----------  -----------  ----------  -----------
                                              (IN THOUSANDS)            (IN THOUSANDS)
     Net loss                            $     (692)  $   (1,106)  $  (2,612)  $   (3,424)
     Series D preferred stock dividends         (65)         (81)       (190)        (270)
                                         -----------  -----------  ----------  -----------

     Net loss available to common
       stockholders                      $     (757)  $   (1,187)  $  (2,802)  $   (3,694)
                                         ===========  ===========  ==========  ===========

6.   SEGMENT  INFORMATION
     --------------------

     The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

     Following is a summary of segment information:


                                   Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________


6.   SEGMENT  INFORMATION,  CONTINUED
     --------------------------------

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                     ------------------------  -----------------------
                                        2002         2001         2002        2001
                                     -----------  -----------  ----------  -----------
                                          (IN THOUSANDS)          (IN THOUSANDS)
     Revenue:
       United States                          -          140           -          140
       Latin America                 $       66   $      697   $     805   $    2,093
                                     -----------  -----------  ----------  -----------

         Total revenue               $       66   $      837   $     805   $    2,233
                                     ===========  ===========  ==========  ===========

     Loss from operations:
       United States                 $     (600)  $     (686)  $  (2,276)  $   (2,037)
       United Kingdom                         -         (132)          -         (418)
       Latin America                         12          140        (124)         151
       Middle East                          (37)         (63)       (176)        (222)
       Corporate                            (70)         (89)       (174)        (246)
                                     -----------  -----------  ----------  -----------

         Total loss from operations  $     (695)  $     (830)  $  (2,750)  $   (2,772)
                                     ===========  ===========  ==========  ===========

                                                          SEPTEMBER   DECEMBER
                                                          30, 2002    31, 2001
                                                         ----------  ----------
                                                             (IN THOUSANDS)
     Assets:
       United States                                     $    3,487  $    4,515
       United Kingdom                                             -         826
       Latin America                                            116       1,226
       Middle East                                            3,399       3,419
       Corporate                                                388         410
                                                         ----------  ----------

         Total assets                                    $    7,390  $   10,396
                                                         ==========  ==========

7.   REVENUE
     -------

     During the three months and nine months ended September 30, 2002, revenue was derived from an operations and maintenance contract covering the three ITD units sold to a customer in Mexico in the fourth quarter of 2001. During the three months and nine months ended September 30, 2001, service revenue was derived from full-service contract utilization of ITD units owned by the Company.


8.   SUPPLEMENTAL  NON-CASH  TRANSACTIONS
     ------------------------------------
                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -----------------
                                                            2002      2001
                                                           -----     -----
                                                           (IN THOUSANDS)

     Dividends  declared  but  not  yet  paid             $  190     $  189


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________

9.   LITIGATION
     ----------

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

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. On information and belief, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. As a result of such false, deceptive and malicious statements, WCS terminated its contract with OnSite. In August 2000, Duratherm, Inc. filed suit against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which suit was subsequently dismissed with prejudice by the United States District Judge. OnSite alleges that such suit was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. The causes of action alleged by OnSite against the Defendants are (i) interference with contract; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition.

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

Information Regarding and Factors Affecting Forward-Looking Statements

     We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. Certain statements in this Form 10-Q are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance, however, that our expectations, beliefs or projections will be achieved.

     In addition to other facts and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse affects on our financial condition and results of operations: our ability to secure short-term cash funds to the extent our cash reserves are unable to meet our cash requirements; our ability to secure contracts for our ITD units; our ability to attain widespread market acceptance of our technology; the ability of our existing cash reserves and cash flows from operations to cover our ongoing cash requirements; our ability to obtain acceptable forms and amounts of financing to fund planned expansion; the demand for, and price level of, our services; competitive factors; the actual useful life of our equipment; our ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; our ability to protect proprietary technology; our dependence on key personnel; the effect of business interruption due to political unrest; foreign exchange fluctuation risk; changes in laws and regulations; and our ability to maintain acceptable utilization rates on our equipment. We are not obligated to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

Overview

     We are engaged in the development, production and sale of environmental recycling technologies and services. Substantially all of our technologies and services are provided through OnSite and we are devoting substantially all of our efforts to the development of markets for OnSite's services. We are currently marketing recycling services to companies engaged in refining, waste management, land-based oil and gas exploration and production, and other industrial applications.

     Our targeted customers are industrial activities or sites that produce significant quantities of hydrocarbon contaminated waste, from which our Indirect Thermal Desorption ("ITD") process can extract and recover the hydrocarbons as re-useable or re-saleable liquids, and produce recycled solids or soil which meet environmental regulations. Examples of these types of customers are the refining, heavy industrial, petrochemical, or oil and gas exploration industries as well as waste management, Superfund, DOD and DOE sites.

     Our ITD units, which are portable equipment, utilize a rotating, heat-jacketed trundle to vaporize hydrocarbons from contaminated soil or other contaminated materials. Our ITD units consist of two principal components: (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated soil is indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid for recycling and reuse.

     To date, our ITD units have demonstrated their ability to process up to 192 tons of contaminated soil in a 24-hour period with 30% hydrocarbon saturation. The processing capacity varies significantly depending on the moisture content, degree of contamination, soil type, contamination type and the recycling required.

     Within the patented condensation process system the hydrocarbon contaminant(s) are condensed from the vapor state created in the dryer unit back into a liquid state via the proprietary processes and placed into storage for recycling back to the client. This allows the client to realize actual savings from its ability to re-utilize the hydrocarbons. We believe that this ability to recycle the hydrocarbon contaminant(s) is an important competitive advantage, as compared to the bioremediation, direct burn, or "dig and haul" remediation technologies.

     During the period 1996-2000 a substantial portion of our revenues were generated from major international oil and gas industry participants in Latin America (Colombia, Venezuela and Mexico) as well as from other domestic and foreign industrial applications. As of October 2002 we have completed our foreign contract operations, except for an operations and maintenance contract in Mexico, and have in fact taken steps to close down certain of our foreign subsidiaries as outlined below. We are now concentrating our marketing efforts and resources on domestic downstream plants, manufacturing facilities and waste management facilities, where our proprietary equipment and process have a competitive advantage in waste minimization, and recycling/reuse of hazardous waste markets - including industrial, petroleum and petro-chemical waste streams.

     Highlights of our foreign operations follow:

     OnSite Colombia, Inc. ("OSC"): In November 1996, we formed a 50%-owned joint company OSC to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in Colombia. Having completed contract operations in Colombia, we re-acquired the 50% minority ownership of OSC and subsequently initiated formal procedures to close-down OSC. As of October 2002 the close-down process was in its final stages.

     OnSite Arabia, Inc. ("OSA"): In December 1998, we formed a 50%-owned joint company OSA to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in the Arabian Gulf region.

     OnSite Environmental UK, Ltd ("OSE"): In April 1999, we formed OSE, a wholly-owned subsidiary, for operations in Scotland. Having completed contract operations in Scotland, we initiated formal procedures to close-down OSE and as of October 2002 the close-down was completed.

     OnSite Mexico LLC ("OSM"): In July 1999, we registered OSM, a wholly-owned subsidiary, for operations in Mexico.

     OST Ambiental S de RL de CV ("SRL"): In March 2001, we registered SRL, a wholly-owned subsidiary, for operations in Mexico. SRL completed all operations and its close-down procedures have been initiated.

     As of October 2002, we own five ITD units outright, and have a 50% interest in two additional units in our 50%-owned subsidiary Onsite Arabia, Inc. The five fully-owned units are in the USA undergoing routine maintenance or awaiting contract operations. The two 50%-owned units are awaiting contract operations in the Arabian Gulf region.

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

COMPARISON OF OPERATING RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Summary. During the three months ended September 30, 2002, we incurred a net loss of $692,000 as compared to a 2001 third quarter net loss of $1,106,000. The loss for both periods was principally due to insufficient equipment utilization, along with operating expenses as noted below.

     Revenue and Gross Margin. Revenue of $69,000 during the third quarter of 2002 generated a negative gross margin of $283,000 as compared to revenue of $837,000 and negative gross margin of $96,000 in the comparable 2001 quarter. The decrease in revenue and gross margin was mainly due to the fact that in the third quarter of 2002 all our revenue was derived from an operations and maintenance contract (covering the three units sold in the latter part of 2001 to a Mexican client) compared with an average of 2.0 units under full-service contract operations in the third quarter of 2001.

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the third quarter of 2002 were significantly lower than the comparable quarter in 2001 primarily due to foreign operation close-down and a general reduction in SGA expenses.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Interest Expense. During the third quarter of 2002, interest expense of $16,000 relating to short term loans and deferred preferred stock dividends compares to interest expense primarily on senior debt of $220,000 for the third quarter of 2001 (which includes amortization of debt issuance costs of $107,000). All senior debt was fully retired in December 2001.

     Income Taxes. We have reported no tax provision in the third quarter of 2002. The reported tax provision in the third quarter of 2001 relates to foreign income taxes incurred mainly by our Mexican subsidiary. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the third quarter of 2002 relates to our 50% minority partner's interest in the net loss of OnSite Arabia. During the comparable quarter of 2001, the minority interest reflects our 50% minority partner's interest in the net loss of OnSite Arabia.

COMPARISON OF OPERATING RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Summary. During the nine months ended September 30, 2002, we incurred a net loss of $2,612,000 as compared to a 2001 net loss of $3,424,000. The loss for both periods was principally due to insufficient equipment utilization, along with operating expenses as noted below.

     Revenue and Gross Margin. Revenue of $808,000 during the first nine months of 2002 generated $933,000 of negative gross margin as compared to revenue of $2,233,000 and negative gross margin of $459,000 in the comparable 2001 period. The decrease in revenue and gross margin was mainly due to the fact that in the first nine months of 2002 all of our revenue was derived from an operations and maintenance contract (covering the three units sold in the latter part of 2001 to a Mexican client) compared with an average of 1.8 units under full-service contract operations in the first nine months of 2001.

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first nine months of 2002 were significantly lower than the comparable nine months in 2001 primarily due to foreign operation close-down and a general reduction in SGA expenses.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Interest Expense. During the first nine months of 2002, interest expense of $28,000 relating to short term loans and deferred preferred stock dividends compares to interest expense primarily on senior debt of $700,000 for the first nine months of 2001 (which includes amortization of debt issuance costs of $262,000). All senior debt was fully retired in December 2001.

     Income Taxes. We have reported a tax benefit in the first nine months of 2002 related to the recovery of alternative minimum taxes provided at December

31, 2001. The reported tax provision in the first nine months of 2001 relates to foreign income taxes incurred mainly by our Mexican subsidiary. During both comparative nine month periods we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the first nine months of 2002 relates to our 50% minority partner's interest in the net loss of OnSite Arabia. During the comparable nine months of 2001, the minority interest reflects our 50% minority partner's interest in the net loss of OnSite Arabia, and OnSite Columbia.

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

     To the extent our cash reserves and cash flows from operations are insufficient to meet future cash requirements, we will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of ITD units. Financing may not be available on terms acceptable to us, or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to our stockholders. During July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L. P. and Strategic Associates, L.P. These loans bear interest at 12% per year and are due in January 2003.

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


ITEM 4. CONTROLS AND PROCEDURES

     James S. Percell, our Chief Executive Officer and Michael D. Thompson , our Chief Financial Officer, have concluded that that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-Q. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Reports on Form 8-K

     On July 2, 2002 we filed a report on Form 8-K , which report included information under Item 5 "Other Events".

     On August 22, 2002 we filed a report on Form 8-K , which report included information under Item 5 "Other Events".

     On September 4, 2002 we filed a report on Form 8-K , which report included information under Item 5 "Other Events".

     On September 23, 2002 we filed a report on Form 8-K , which report included information under Item 5 "Other Events".

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL SAFEGUARDS, INC.



Date:  November 13, 2002                     By: /s/ James S. Percell
                                              James S. Percell, President


Date:  November 13, 2002                     By: /s/ Michael D. Thompson
                                              Michael D. Thompson, Chief
                                               Financial Officer



                                 CERTIFICATIONS

I, James S. Percell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Environmental Sageguards, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                         By:  /s/  James  S.  Percell
                                                  James  S.  Percell
                                                  Chief  Executive  Officer

I, Michael D. Thompson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Environmental Safeguards, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                         By:  /s/  Michael  D.  Thompson
                                                  Michael  D.  Thompson
                                                  Chief  Financial  Officer

Certification  of  Chief  Executive  Officer  of  Environmental Safeguards, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
----------

I, James S. Percell, the Chief Executive Officer of Environmental Safeguards, Inc. hereby certify that Environmental Safeguards, Inc.'s periodic report on Form 10-Q and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-Q and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Environmental Safeguards, Inc.

Date:  November 13, 2002                         By:  /s/  James  S.  Percell
                                                  James  S.  Percell
                                                  Chief  Executive  Officer





Certification  of  Chief  Financial  Officer  of  Environmental Safeguards, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
----------


I, Michael D. Thompson, the Chief Financial Officer of Environmental Safeguards, Inc. hereby certify that Environmental Safeguards, Inc.'s periodic report on Form 10-Q and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-Q and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Environmental Safeguards, Inc.


Date:  November 13, 2002                         By:  /s/  Michael  D.  Thompson
                                                  Michael  D.  Thompson
                                                  Chief  Financial  Officer