Form 10-K
period 2002-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2003-04-11
CIK 1017616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-K

             [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002.

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                      ON WHICH REGISTERED
        -------------------                      -------------------
   Common Stock, $.001 par value                 OTC Bulletin Board

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

                                      TABLE OF CONTENTS

                                                                                 PAGE

                                           PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .      6
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . .      6

                                          PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters   8
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .      9
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . . . .      9
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk . . . .     17
Item 8.     Financial Statements and Supplementary Data. . . . . . . . . . . .     17
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .     17

                                         PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . . . . .     19
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . .     19
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
Item 13.    Certain Relationships and Related Transactions . . . . . . . . . .     19
Item 14.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .     19

                                         PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .     20

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

     During the period 1996 - 2000 a substantial portion of our revenues were generated from major international oil and gas industry participants in Latin America (Columbia, Venezuela and Mexico) as well as from other domestic and foreign industrial applications. As of April, 2003 we have completed our foreign contract operations, and have taken steps to close down certain of our foreign subsidiaries. We are now concentrating our marketing efforts and resources on domestic downstream plants, manufacturing facilities and waste management facilities, where our proprietary equipment and process have a competitive advantage in waste minimization, and recycling/reuse of waste streams.

     As of April 2003, OnSite operates internationally through its wholly-owned subsidiary OST Equipment Leasing L.L.C, and its 50%-owned subsidiary, OnSite Arabia, Inc. OnSite is in the process of closing down (liquidating) the OnSite Colombia, Inc. and OnSite Mexico, L.L.C. subsidiaries. Onsite has completely closed down its OnSite Venezuela, Inc. and OnSite Environmental UK Ltd. subsidiaries.

     The environmental remediation and recycling services that we provide involve the removal of hydrocarbon contaminants from solids using indirect thermal desorption remediation and recycling technology. We provide these services on-site or at the central location to which the customer hauls the contaminated materials.

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

BUSINESS ACTIVITIES

     General: Substantially all of our activities are conducted through OnSite, which is engaged in the development and production of remediation and recycling technology and the sale of environmental remediation and recycling services. OnSite owns the technologies included in its Indirect Thermal Desorption ("ITD") units, and the proprietary processes for on-site remediation and recycling of hydrocarbon contaminated solids. To date, the environmental remediation and recycling services we have provided have involved the removal of petroleum contaminants from waste streams using our ITD units. Our ITD units are easily transported processing systems which produce clean solids from contaminated solids while reclaiming the hydrocarbons. Our customers consist primarily of large corporations with hydrocarbon or hydrocarbon derivative contaminated waste streams and waste management companies in the business of offering waste disposal services.

     The primary services we offer involve the remediation and recycling of waste streams contaminated by oil-based drilling fluids, fuel spills, leakage at storage tanks, refinery wastes, ship sludges and other sources of hydrocarbon contamination, as well as the remediation of industrial waste. To remediate and recycle the contaminated solids, we utilize our ITD units consisting of (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated materials are indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid, or an afterburner or thermal oxidizer, which incinerates the hydrocarbon vapor resulting in a safe and clean process. Our ITD units are mobile, and thus, contaminated solids can be remediated and recycled at the site where the contaminated waste streams are located. We do not haul or dispose of solids or contaminants away from the customer's location.

     As of April 2003, we owned five ITD units outright, and had a 50% interest in two additional units owned by our 50%-owned subsidiary OnSite Arabia, Inc.

     Customers: Our targeted customers are companies that have industrial activities or sites that produce or process quantities of hydrocarbon contaminated waste. Through OnSite, we typically submit a bid for a project based on the costs of moving the equipment to the location, the estimated charges for labor and fuel, the nature and extent of the contamination, the type and moisture content of the soil and the estimated processing time. Once a contract has been awarded, equipment is moved to the client's desired location.

     Indirect Thermal Remediation and Recycling: The primary services we offer involve: (i) the remediation and recycling of hydrocarbon contaminated industrial waste streams, (ii) the remediation and recycling of hydrocarbon contamination at settling ponds, oil and gas exploration sites, refineries, petrochemical facilities, abandoned production fields, Department of Defense installations, ships and dock facilities and other similar sites; (iii) the remediation and recycling of soil contaminated by oil-based drilling mud, fuel spills, leakage at storage tanks, leakage from pipelines; and (iv) the remediation and recycling of valuable drilling fluids which have been captured in soil and drilling muds during the drilling process. To date we have employed our ITD units to provide remediation and recycling services to oil and gas industry refining and drilling operations, tank farms and compressor sites, industrial waste disposal facilities and oilfield waste disposal facilities. This process is known as "indirect thermal desorption" because it reverses the contamination process and removes the hydrocarbons from the solids and discharges the contaminants previously absorbed without direct contact of the solid to a flame.

     Our ITD units, which are portable equipment, utilize a rotating, heat-jacketed trundle to vaporize hydrocarbons from contaminated soil or other contaminated materials. Our ITD units consist of two principal components: (i) an indirect thermal desorption unit wherein the hydrocarbon contaminated solid is indirectly heated, thereby causing the hydrocarbon contamination to vaporize; and (ii) a condensation process system, which causes the hydrocarbon vapor to condense to a liquid for recycling. As an alternative to the condensing system, the vapor can be passed through an afterburner or thermal oxidizer, which incinerates the hydrocarbon vapors.

     The heat exchange system is comprised of a large fabricated steel shell which houses a rotating trundle. Hot gases pass through the shell and around the outside surface of the trundle. Hydrocarbon contaminated materials, are loaded into the elevated end of the trundle by a conveyor belt or a front-end loader. As the trundle revolves, the contaminated materials are agitated by internal lifts and oars as they passes through the inside of the trundle by gravity flow and are heated to temperatures from 200 to 1,000 degrees Fahrenheit. At these temperatures, the hydrocarbon contaminants in the solids transform into vapors, which are vacuumed out of the heat exchange system into the condensing system, the afterburner or the thermal oxidizer. The clean materials then drop out of the discharge door at the low end of the trundle and are passed through an enclosed conveyor for re-hydration before final discharge. Random samples are tested at the end of the process to confirm that the contaminants have been removed.

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

     Recycling of Hydrocarbon Contaminants: We have developed proprietary processes that are embodied in the condensation process system unit, one of the two principal components of our ITD units. Within this component the hydrocarbon contaminants are condensed from the vapor state created in the heat exchange unit back into a liquid state via the proprietary processes and placed into storage for recycling back to the client. This allows the client to realize actual savings from its ability to re-utilize the hydrocarbons. We believe that this ability to recycle the hydrocarbon contaminants is an important competitive advantage, as compared to the bioremediation, direct burn or "dig and haul" remediation technologies.

     Manufacturing of ITD Units: We have historically contracted with outside fabricators to manufacture our ITD units. The primary contractors we have used are National Oilwell and Houston ProFab. Currently, we have no ITD units under construction by fabricators.

     Subsequent Events: In January 2003 we signed a contract to process various waste streams in a facility in Arkansas.

     During March 2003 the Company obtained a loan of $1,500,000 from a private investor group. The loan is to be funded in three $500,000 fundings on March 20, 2003; May 15, 2003; and August 15, 2003. The initial funding of March 20, 2003 has been received. The loan is collateralized by three ITD units and bears interest at 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. Warrants to purchase 1,500,000 shares of our common stock at a price of $0.01 were issued in connection with this loan.

     Also, during March 2003, the Company extended the maturity date of the uncollateralized loans from April 16, 2003 to September 16, 2003.

     We operate with our own trained personnel through wholly or partially-owned subsidiaries as discussed above.

     As of April 2003, five of our ITD units are located in the United States and two in the United Arab Emirates.

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

     We obtain our contracts through competitive bidding and are in direct competition with companies providing alternative means of, and utilizing alternative technologies for, remediating environmental problems. The most significant competition comes from companies utilizing "dig and haul," direct burn, and bioremediation technology to remediate hydrocarbon contamination.

     Companies utilizing the "dig and haul" method generally transport the contaminated materials to other facilities for processing. We believe that the technology we utilize is competitive because our equipment is mobile, and thus, contaminated materials can be remediated on location. The waste processing, remediation and recycling businesses are, to a large extent, dependent upon and constrained by the costs and regulations associated with transporting such wastes. More importantly, our remediation and recycling process addresses the latent liability associated with the contamination at the site.

     Companies utilizing direct burn technology use direct heat sources to incinerate contaminants found in the solids. Due to the closed nature of the heat transfer systems of our ITD units, we can safely handle much higher concentrations of contaminants than conventional direct burn methods. Conventional direct burn methods process material with maximum contamination levels of 3% to 4% while our ITD units have processed materials with contamination levels as high as 40%. In addition, the portable nature of our ITD units permit them to be located at the contamination site. Our ITD units also permit the customer to recapture certain valuable liquids which are otherwise destroyed.

     We differentiate ourselves from our competitors by providing significantly higher operational service and a significantly higher value-added result for our clients for the remediation of hydrocarbons from materials, and the subsequent reclaiming of the hydrocarbons into liquids for customer recycling or resale. For example, some of the design features of our ITD unit, which we believe provide service-level advantages, include:

     Remediation: Our ITD units remove 99.9% of hydrocarbon contaminants from the waste-stream, effectively eliminating the client's latent liability.

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

     Wide Range of Hydrocarbons Treated: Our ITD units operate at low temperatures (200 degrees Fahrenheit), high temperatures (1,000 degrees Fahrenheit), and anywhere in between, thereby enabling the remediation of wide ranges of hydrocarbon contaminants encountered at a client's site including both oil and gas and industrial waste. We believe that competition in the industry is concentrated in remediation services, whereas our ITD technology not only provides remediation services, but also is capable of reclaiming and recycling valuable hydrocarbons. Further, we believe that our pricing policies are competitive. No assurance, however, can be given that we will be able to successfully compete with other companies or alternative technologies.

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

     We presently have the ability to deliver remediation and recycling services that meet applicable federal and state standards for the delivery of its services, and for the level of contaminant removal. The government can, however, impose new standards. If new regulations were to be imposed, we may not be able to comply in either the delivery of our services, or in the level of contaminant removal from the waste stream.

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

EMPLOYEES

     We currently have 15 employees, 5 of whom are in domestic and international management or supervisory positions, including corporate and administrative functions. None of our employees are represented by a union. We consider our employee relations to be good.

TRANSFER AGENT AND REGISTRAR

     The  transfer  agent  and  registrar for our Common Stock is Colonial Stock
Transfer Company, Inc., addressed at 66 Exchange Place, Salt Lake City, Utah 84111; (801) 355-5740.

ITEM 2. PROPERTIES

     Our principal executive offices are located in leased facilities at 2600 South Loop West, Suite 645, Houston, Texas 77054, which consist of 3,852 square feet. The lease for the executive offices will expire in May, 2003. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

     We incorporate by reference in response to this item the information set forth in Note 6 of the Notes to Consolidated Financial Statements included in item  8  of  this  report.

ITEM 3. LEGAL PROCEEDINGS

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; In the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite's lawsuit alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringed on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. The Defendants have filed an answer asserting that they do not infringe on OnSite's patent and that such patent is invalid. Defendants also deny there is any controversy between the parties regarding the Heuer and Reynolds' patents. This case is in the early stages of discovery.

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. On information and belief, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. As a result of such false, deceptive and malicious statements, WCS terminated its contract with OnSite. In August 2000, Duratherm, Inc. filed suit against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which suit was subsequently dismissed with prejudice by the United States District Judge. OnSite alleges that such suit was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. In February, 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C., (for purposes of injunctive relief). The causes of action alleged by OnSite against the Defendants are (i) interference with contract; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the thermal desorption units. The Defendants in this litigation, other than John C. Hilliard and Conley Rose P.C., have filed an answer denying the allegations contained in OnSite's petition. The answers from John C. Hilliard and Conley Rose P.C. are not yet due as of March 26, 2003. This case is in the early stages of discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     We have presented the below information about our executive officers as of March 2003. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.


     NAME                       AGE                POSITION
     ----                       ---                --------

     James S. Percell           59       Director, Chairman, CEO and President
     Michael D. Thompson        51      Chief Financial Officer and Secretary

BIOGRAPHIES

     JAMES S. PERCELL serves as Director, Chairman, CEO and President also serves as President of the our subsidiaries, NFE and OnSite. Mr. Percell became a director and President, CEO and a director of NFE in November, 1995. Mr. Percell became President and CEO of our consolidated company in January 1996. Mr. Percell also serves as President of Percell & Associates, a project developer of facilities in the hydrocarbon industry. From 1985-1993, Mr. Percell served as Vice-President of Belmont Constructors, Inc., a heavy industrial contractor. From 1982-1984, he served as President of Capital Services Unlimited, an international supply company for refining, petrochemical and oil field compressor stations, modular refineries and modular oilfield components. From 1977-1980, Mr. Percell served as President of Percell & Lowder, Inc., an oilfield fabricator of onshore and offshore facilities, and from 1960-1977, he served as project manager for various onshore and offshore projects. He attended Amarillo College in Amarillo, Texas.

     MICHAEL D.THOMPSON became our Chief Financial Officer in September 2002. Beginning in 1997, Mr. Thompson served as Chief Operating Officer of Outsourcing Services, Inc., an accounting and consulting firm. From 1990 through 1996, Mr. Thompson was Chief Financial Officer of The Hanover Company, a fully integrated national real estate development firm. Mr. Thompson is a certified public accountant. Mr. Thompson has a B.B.A. degree with honors from the University of Texas.


CERTAIN SECURITIES FILINGS

     The Company believes that the reports required by section 16(a) of the Exchange Act have been filed timely.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our Common Stock commenced trading on the OTC Bulletin Board under the symbol "ELSF" on October 17, 2002. Prior thereto, for the periods set forth below, our common stock traded on the American Stock Exchange under the symbol
"EVV". The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods shown:

                                              COMMON STOCK PRICE RANGE

                                                    HIGH        LOW
     2001
     First Quarter . . . . . . . . . . . . . .     $0.43       $0.15
     Second Quarter. . . . . . . . . . . . . .     $0.20       $0.05
     Third Quarter . . . . . . . . . . . . . .     $0.16       $0.08
     Fourth Quarter. . . . . . . . . . . . . .     $0.38       $0.06

     2002
     First Quarter . . . . . . . . . . . . . .     $0.40       $0.20
     Second Quarter. . . . . . . . . . . . . .     $0.28       $0.12
     Third Quarter . . . . . . . . . . . . . .     $0.18       $0.03
     Fourth Quarter. . . . . . . . . . . . . .     $0.08       $0.02

     On March 24, 2003, the closing price of our Common Stock was $0.20 per share. On the same date, we had approximately 1,000 stockholders of record, including broker-dealers holding shares beneficially owned by their customers.

EQUITY  COMPENSATION  PLAN  INFORMATION


                                                                      NUMBER OF SECURITIES
                                                                      REMAINING AVAILABLE
                     NUMBER OF SECURITIES                             FOR FUTURE ISSUANCE
                       TO BE ISSUED UPON       WEIGHTED-AVERAGE           UNDER EQUITY
                          EXERCISE OF         EXERCISE PRICE OF        COMPENSATION PLANS
                     OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
                      WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
     PLAN CATEGORY            (a)                    (b)                      (c)
-------------------  ---------------------  ----------------------  ------------------------
Equity compensation
plans approved by
security holders                   547,500  $                 1.69                   252,500

Equity compensation
plans not approved
by security holders              4,241,162                    1.34                         -
                     ---------------------  ----------------------  ------------------------

Total                            4,788,662  $                 1.38                   252,500
                     =====================  ======================  ========================

      For information relating to the equity compensation plans reference is made to footnote 8 to our Financial Statements, Stockholders' Equity-Stock Options.

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

ITEM 6. SELECTED FINANCIAL DATA

     We have derived the following selected consolidated financial information as of December 31, 2002, 2001 and 2000 and for the years then ended, from our audited consolidated financial statements included in item 8 of this annual report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 1999 and 1998, and for the years then ended, from our audited consolidated financial statements of the Company, that are not included herein. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in item 7 of this annual report.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                         2002      2001      2000      1999      1998
                                       --------  --------  --------  --------  --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA :

Revenue                                $   943   $ 2,987   $11,250   $13,514   $10,672

Income (loss) from operations           (3,176)   (3,683)    1,029     3,098     1,404

Net income (loss)                       (3,043)    1,507    (1,462)     (483)     (799)

Basic and diluted net income
  (loss) per share:
      Basic                            $ (0.33)  $  0.12   $ (0.19)  $ (0.12)  $ (0.17)
      Diluted                          $ (0.33)  $  0.05   $ (0.19)  $ (0.12)  $ (0.17)


BALANCE SHEET DATA:

Working capital surplus (deficit)      $(1,186)  $   766   $  (258)  $ 1,564   $ 5,431

Property and equipment, net              5,506     6,539     8,929    10,835     8,256

Total assets                             7,079    10,396    15,153    18,990    20,164

Long-term debt                               0         0     2,163     4,235     6,636

Minority Interest                        1,943     2,040     2,872     3,554     2,073

Shareholders' equity                     3,583     6,879     5,664     6,956     7,813


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

     In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause material adverse affects on our financial condition and results of operations: our ability to secure contracts for our ITD units; our ability to attain widespread market acceptance of our technology; our ability to obtain acceptable forms and amounts of financing; the demand for, and price level of, our services; competitive factors; the actual useful life of our ITD Units; ability to mitigate concentration of business in a small number of customers; the evolving industry and technology standards; the ability to protect proprietary technology; the dependence on key personnel; the effect of business interruption due to political unrest; and our ability to maintain acceptable utilization rates on our equipment. We are not obligated to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

OVERVIEW

     We are engaged in the development, production and sale of environmental recycling technologies and services to waste management companies, oil and gas companies and other industrial customers through our wholly owned subsidiary, OnSite Technology, L.L.C. ("OnSite"). We are devoting substantially all of our efforts to the development of markets for OnSite's services. We are currently providing recycling services to companies engaged in waste management, refining, and other industrial applications.

     Refining and other types of industrial activities, often produce significant quantities of petroleum-contaminated waste, from which our Indirect Thermal Desorption ("ITD") process can extract and recover the hydrocarbons as re-useable or re-saleable liquids, and produce recycled solids compliant with environmental regulations. The activities of OnSite include use of ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining, petrochemical and waste management sites, as well as at Superfund, DOD and DOE sites.

     On December 17, 1997, we acquired the remaining 50% interest in OnSite from Parker Drilling Co. ("Parker"), giving us complete control of the ITD technology owned by OnSite, and providing us with a wholly-owned operating subsidiary that forms the cornerstone of our operations. Total purchase consideration in the OnSite acquisition was financed by us through a private placement of Convertible Preferred and Preferred Stock, combined with senior secured notes and warrants to purchase shares of our Common Stock. We included OnSite's operating results in our statement of operations for the year ended December 31,1997, as though the acquisition took place at the beginning of that year, and deducted as a separate line item the pre-acquisition earnings attributable to the former 50% owner of OnSite.

     We have focused essentially all of our attention on our now wholly-owned business operations in OnSite. OnSite was formed, as a 50%-owned joint company with Parker, as a means for assembling the capital necessary to build and improve the ITD process and to generate market awareness and acceptance of ITD technology. We expect that a substantial portion of our revenues will continue to be generated from waste management, petrochemical, and industrial applications.

     During the period 1996-2000 a substantial portion of our revenues were generated from major international oil and gas industry participants in Latin America (Colombia, Venezuela and Mexico) as well as from other domestic and foreign industrial applications. As of April 2003 we have for the most part completed our foreign contract operations, and have in fact taken steps to close down certain of our foreign subsidiaries as outlined below. We are now concentrating our marketing efforts and resources on domestic downstream plants, manufacturing facilities and waste management facilities, where our proprietary equipment and process have a competitive advantage in waste minimization, and recycling/reuse of hazardous waste markets -- including industrial, petroleum and petro-chemical waste streams.

     Highlights of our foreign operations follow:

     OnSite Colombia, Inc. ("OSC"): In November 1996, we formed a 50%-owned joint company OSC to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in Colombia. Having completed contract operations in Colombia, we re-acquired the 50% minority ownership of OSC and subsequently initiated formal procedures to close-down OSC. As of April 2003 the close-down process was in its final stages.

     OnSite Venezuela, Inc. ("OSV"): In January 1998, we formed our 100% owned subsidiary OSV, and commenced operations to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in Venezuela. Following completion of contract operations in Venezuela, the close-down of this entity was completed.

     OnSite Arabia, Inc. ("OSA"): In December 1998, we formed a 50%-owned joint company OSA to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in the Arabian Gulf region.

     OnSite Environmental UK, Ltd ("OSE"): In April 1999, we formed OSE, a wholly-owned subsidiary, for operations in Scotland. Having completed contract operations in Scotland, the close-down of this entity was completed.

     OnSite Mexico LLC ("OSM"): In July 1999, we registered OSM, a wholly-owned subsidiary, for operations in Mexico. OSM has completed operations and its close-down procedures have commenced.

     OST Ambiental S de RL de CV ("SRL"): In March 2001, we registered SRL, a wholly-owned subsidiary, for operations in Mexico. SRL has recently completed all operations and its close-down procedures have been completed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions, and these differences may be material.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We recognize revenue at the time services are performed, or in the event of the sale of an ITD unit, when the equipment is shipped.

     We record property and equipment at cost. and compute depreciation using the straight-line method over an estimated useful live of 8 years on our ITD Units and 3 to 5 years on our office furniture and equipment and transportation and other equipment. Effective October 1, 2002, we changed the estimated useful lives of our ITD units from 5 years to 8 years to more accurately reflect our experience with the useful lives of the units and to conform to industry practices for equipment used in similar applications. Any additions or improvements that increase the value or extend the life of our assets are capitalized and expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations currently.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS -- YEARS ENDED DECEMBER 31, 2002 AND 2001

     Summary. For the year ended December 31, 2002, we had a net loss of $3,043,000 as compared to a 2001 net income of $1,507,000. The decrease in earnings was primarily the result of a non-recurring gain on sale of three ITD units and certain technical rights during the fourth quarter of 2001. Additional information follows.

     Revenue and Gross Margin. Revenue of $943,000 for 2002 generated a $1,025,000 negative gross margin as compared to revenue of $2,987,000 and a negative gross margin of $559,000 in 2001. The decrease in revenue and gross margin was due to a substantial drop in ITD utilization during 2002. On average we had 0.1 units in operation in 2002 as compared to 1.8 units during 2001. The decreased utilization was due to the completion of contract operations in Mexico at the end of 2001.

Selling, General and Administrative ("SGA") Expense. SGA expenses during 2002 were nearly 35% below the prior year level primarily due to the winding-down of contract operations in Colombia, Mexico, and Venezuela.

Additional savings were recognized by reductions in SGA expenses in the U.S

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Research & Development Costs ("R&D") Expense. The expense for 2002 is $30,000 as compared to $71,000 for 2001. This expense reflects ongoing R&D improvements to our Series 6000 ITD system design.

     Interest Expense. During 2002, $42,000 of interest expense was incurred, compared to interest expense of $839,000 for 2001 (including amortization of debt issuance costs of $344,000). The decrease in interest expense for 2002 was mainly due to the retirement of all of our senior debt at the end of 2001.

     Other Income (Expense). The category "Other" is mainly composed of foreign currency translation gains and losses. The financial statements of our foreign subsidiaries are measured as if the functional currency was the U.S. Dollar ("USD"). The re-measurement of local currencies into USD created favorable (unfavorable) translation adjustments that were included in net income in each respective year 2002 and 2001.

     Income Taxes. The $79,000 tax benefit in 2002 is the result of a refund of 2001 federal income tax. Approximately half of the 2001 tax provision relates to state income tax effects, with the balance due to foreign income tax effects mainly in our Mexico subsidiaries. We incurred net operating losses ("NOLs") in the U.S. in recent years, some of which were used in 2001 to offset taxes on our 2001 taxable income. The balance of our NOLs may be used to offset taxable income reported in future periods. The NOLs have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. However, presently there can be no assurances that the NOLs will be utilized.

     Minority Interest. Minority interest for 2002 reflects our 50% minority partner's interest in the net loss of OnSite Arabia because our Colombian operations were completed and Colombian subsidiary closed down in 2001. During 2001, minority interest reflects our 50% minority partner's interest in the net loss of OnSite Colombia and OnSite Arabia.

COMPARISON OF OPERATING RESULTS -- YEARS ENDED DECEMBER 31, 2001 AND 2000

     Summary. For the year ended December 31, 2001, we earned net income of $1,507,000 as compared to a 2000 net loss of $1,462,000. The $2,969,000 net income increase was primarily due to the gain on sale of three ITD units and certain technical rights during the fourth quarter of 2001, partly offset by 57% lower equipment utilization during 2001. Additional information follows.

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

     Interest Expense. During 2001, $839,000 of interest expense was incurred (including amortization of debt issuance costs of $344,000), compared to interest expense of $1,018,000 for 2000 (including amortization of debt issuance costs of $372,000). The $179,000 overall decrease in interest expense for 2001 was mainly due to lower interest rates during 2001, and to a lessser degree, to less amortization of debt issuance costs as noted above.

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

     In December 2001 we completed the sale of three of our ITD units along with certain licensing rights, and utilized the bulk of the proceeds from the sale to retire our senior debt. With the exception of this sale, we have incurred recurring net losses and have been dependent on revenue from a limited customer base to provide cash flows. We completed our most significant service contract in December 2000 and during 2001 and 2002 have been exploring ways to replace that revenue. During 2001 and 2002 we've experienced a continued tightening of cash reserves and prior to repaying our senior debt in December 2001, we took actions to delay payments on that debt. In January 2003 we signed a contract to process various waste streams at a facility in Arkansas. We are currently seeking to obtain additional service contracts in our served markets and are considering strategic alternatives including the possible additional sale of certain of our assets.

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

     During July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L. P. and Strategic Associates, L.P. These loans bear interest at 12% per year and are due in September 2003.

     During March 2003, the Company obtained a loan of $1,500,000 from a private investor group. The loan is to be funded in three $500,000 fundings on March 20, 2003; May 15, 2003; and August 15, 2003. The initial funding of March 20, 2003 has been received. The loan is collateralized by three ITD units and bears interest at 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. Warrants to purchase 1,500,000 shares of our common stock at a price of $0.01 were issued in connection with this loan.

     The company expects that its existing cash reserves, cash flows from operations, and financing of March 2003 will be sufficient to cover the Company's cash requirements for 2003. However, there can be no assurance that existing sources of cash will cover the Company's 2003 cash flow requirements.

     The Company's predecessor auditor included an explanatory paragraph in their auditor's report on the Company's consolidated financial statements, as of December 31, 2001 and for the two years in the period then ended, describing the uncertainty about the Company's ability to continue as a going concern. The Company's current auditors issued an unqualified opinion, without a going concern explanatory paragraph, on the Company's 2002 financial statements based upon the circumstances set forth herein.

     The functional currency of our foreign operations is the U.S. dollar because customer invoicing, customer receivables, imported equipment and many of the operating cost factors are denominated in U.S. dollars. We plan to continue to implement the same approach to minimize our risks associated with foreign exchange fluctuation and its affect on our profitability.

ACCOUNTING MATTERS AND RECENTLY ISSUED PRONOUNCEMENTS

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

     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The implementation of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The implementation of SFAS No. 142 at did not have a material impact on our results of operations or financial position.

     In  August  2001,  the  FASB issued SFAS No. 144, which supercedes SFAS No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 did not have a material impact on our results of operations or financial position.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. We do SFAS No 146 to have a significant impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. We will adopt SFAS No. 148 on January 1, 2003; however, we do not expect the adoption to have a significant impact on our financial reporting because we do not use stock based compensation extensively.

SUBSEQUENT EVENTS

     In January 2003 we signed a contract to process various waste streams at a facility in Arkansas.

     During March 2003, the Company obtained a loan of $1,500,000 from a private investor group. The loan is to be funded in three $500,000 fundings on March 20, 2003; May 15, 2003; and August 15, 2003. The initial funding of March 20, 2003 has been received. The loan is collateralized by three ITD units and bears interest at 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. Warrants to purchase 1,500,000 shares of our common stock at a price of $0.01 were issued in connection with this loan.

     Also during March 2003, the Company extended the maturity date of the uncollateralized notes from April 16, 2003 to September 16, 2003.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk related to fluctuations in the value of the U.S. dollar compared to certain foreign currencies. We have a subsidiary that operates in the Arabian Gulf region. However, the functional currency used by this operating unit is the U.S. dollar. Substantial portions of this operating unit's invoicing, customer receivables, imported equipment and many operating cost factors are denominated in dollars. We attempt to maintain a balance between assets and liabilities denominated in foreign currencies, however, such currency levels are generally not significant. These factors serve to mitigate the impact on our financial statements associated with foreign exchange fluctuations.

     A hypothetical 10% fluctuation of the U.S. dollar relative to the currencies of the Arabian Gulf region would not have materially adversely affected our fiscal year ended December 31, 2002 financial position, results of operations, or cash flows, regardless of the direction of the change in relation to the U.S. dollar. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in revenue levels.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with our independent accountants regarding accounting and financial disclosure matters.

     On April 2, 2002, we dismissed PricewaterhouseCoopers, LLP as our independent accountants. Our audit committee and board of directors participated in and approved the decision to change independent accountants.

     The reports of PricewaterhouseCoopers LLP on the financial statements for 2000 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principle, however such reports for each of the years were modified to express substantial doubt with respect to our ability to continue as a going concern.

     In connection with the audits for 2000 and 2001 and through April 2, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

     During 2000 and 2001 and through April 2, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     PricewaterhouseCoopers LLP has furnished a letter addressed to the SEC stating it agrees with the above statements.

     We engaged Ham, Langston & Brezina, LLP as our new independent accountants as of April 3, 2002. During 2000 and 2001 and through April 3, 2002, we have not consulted with Ham, Langston & Brezina, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Ham, Langston & Brezina, LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) or Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2002.

     Information with respect to our executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of the report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2002.

ITEM  14.     CONTROLS  AND  PROCEDURES

Mr. James S. Percell, our Chief Executive Officer and Mr. Michael D. Thompson, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-K. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS

     Reports of Independent Accountants/Auditors                             F-2

     Consolidated Balance Sheet as of December 31, 2002 and 2001.            F-4

     Consolidated Statement of Operations for the years ended
       December 31, 2002, 2001 and 2000                                      F-5

     Consolidated Statement of Stockholders' Equity for the years
       ended December 31, 2002, 2001 and 2000                                F-6

     Consolidated Statement of Cash Flows for the years ended
       December 31, 2002, 2001 and 2000                                      F-7

     Notes to Consolidated Financial Statements.                             F-8

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



( C ) REPORTS ON FORM 8-K

     On October 15, 2002 we filed a report on Form 8-K, which report included information under item 5 " Other Events".

     On October 16, 2002 we filed a report on Form 8-K, which report included information under item 5 " Other Events ".

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2003.

                                   ENVIRONMENTAL SAFEGUARDS, INC.



                                   By:     /s/   JAMES S. PERCELL
                                           ---   ----------------
                                                 James S. Percell

                                         Director, Chairman of the Board,
                                         Chief Executive Officer and President

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                             Title                       Date
         ---------                             -----                       ----

     /s/   JAMES S. PERCELL        Director, Chairman of the Board,   April 10, 2003
     ---   ----------------          Chief Executive Officer
                                     and President

     /s/   THOMAS R. BRAY          Director                           April 10, 2003
     ---   --------------


     /s/   BRYAN SHARP             Director                           April 10, 2003
     ---   ----------


     /s/   ALBERT WOLFORD          Director                           April 10, 2003
     ---   -------------


     /s/   DAVID L. WARNOCK        Director                           April 10, 2003
     ---   ----------------


     /s/   MICHAEL D. THOMPSON     Chief Financial Officer            April 10, 2003
     ---   -------------------       and Secretary

                                 CERTIFICATIONS

I, James S. Percell, certify that:

1. I have reviewed this annual report on Form 10-K of Environmental Sageguards, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 200                         By: /s/ James S. Percell
                                                    James S. Percell
                                                    Chief Executive Officer

I, Michael D. Thompson, certify that:

1. I have reviewed this annual report on Form 10-K of Environmental Safeguards, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003                           By: /s/ Michael D. Thompson
                                                       Michael D. Thompson
                                                       Chief Financial Officer

Certification of Chief Executive Officer of Environmental Safeguards, Inc.
--------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
----------

I, James S. Percell, the Chief Executive Officer of Environmental Safeguards, Inc. hereby certify that Environmental Safeguards, Inc.'s annual report on Form 10-K and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the annual report on Form 10-K and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Environmental Safeguards, Inc.

Date: April 10, 2003                     By: /s/ James S. Percell
                                                 James S. Percell
                                                 Chief Executive Officer




Certification of Chief Financial Officer of Environmental Safeguards, Inc.
--------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C. 63.
----------


I, Michael D. Thompson, the Chief Financial Officer of Environmental Safeguards, Inc. hereby certify that Environmental Safeguards, Inc.'s annual report on Form 10-K and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the annual report on Form 10-K and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Environmental Safeguards, Inc.


Date: April 10, 2003                         By: /s/ Michael D. Thompson
                                                     Michael D. Thompson
                                                     Chief Financial Officer

                         ENVIRONMENTAL SAFEGUARDS, INC.
                                   __________



                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                TABLE OF CONTENTS
                                   __________


                                                                            PAGE
                                                                            ----

Reports of Independent Accountants                                           F-2

Audited Financial Statements

  Consolidated Balance Sheet as of December 31,
    2002 and 2001                                                            F-4

  Consolidated Statement of Operations for the
    years ended December 31, 2002, 2001 and 2000                             F-5

  Consolidated Statement of Stockholders' Equity
    for the years ended December 31, 2002, 2001
    and 2000                                                                 F-6

  Consolidated Statement of Cash Flows for the
    years ended December 31, 2002, 2001 and 2000                             F-7

Notes to Consolidated Financial Statements                                   F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Environmental Safeguards, Inc.


We have audited the accompanying consolidated balance sheet of Environmental Safeguards, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Safeguards, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




                                   /s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 20, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Environmental Safeguards, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Environmental Safeguards, Inc. as of December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001, the Company has incurred losses from operations and has not generated sufficient business backlog. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ PricewaterhouseCoopers LLP


Houston, Texas
February 28, 2002

                         ENVIRONMENTAL SAFEGUARDS, INC.

                           CONSOLIDATED BALANCE SHEET

                                   __________

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                              DECEMBER 31,
                                                          -------------------
     ASSETS                                                 2002       2001
     ------                                               ---------  --------
Current assets:
  Cash and cash equivalents                               $     97   $   798
  Accounts receivable                                           97     1,309
  Prepaid expenses                                             173       128
  Other assets                                                   -         8
                                                          ---------  --------

    Total current assets                                       367     2,243

Property and equipment, net                                  5,506     6,539
Acquired engineering design and technology, net of
  accumulated amortization of $1,756 and $1,348
  as of December 31, 2002 and 2001, respectively             1,203     1,611
Other assets                                                     3         3
                                                          ---------  --------

      Total assets                                        $  7,079   $10,396
                                                          =========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable to related parties                        $    250   $     -
  Accounts payable                                              31       146
  Dividends payable                                            617       364
  Accrued interest                                              63        20
  Other accrued liabilities                                    592       693
  Income taxes payable                                           -       254
                                                          ---------  --------

    Total current liabilities                                1,553     1,477
                                                          ---------  --------

Minority interest                                            1,943     2,040

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting,
    $.001 par value (aggregate liquidation
    value - $2,898) 5,000,000 shares authorized;
    2,733,686 shares issued and outstanding                      3         3
  Preferred stock; Series D convertible, non-voting,
    cumulative $.001 par value (aggregate liquidation
    value $4,000); 400,000 shares authorized, issued
    and outstanding                                              1         1
  Common stock; $.001 par value; 50,000,000 shares
    authorized; 10,112,144 shares issued and outstanding        10        10
  Additional paid-in capital                                14,981    14,981
  Accumulated deficit                                      (11,412)   (8,116)
                                                          ---------  --------

    Total stockholders' equity                               3,583     6,879
                                                          ---------  --------

    Total liabilities and stockholders' equity            $  7,079   $10,396
                                                          =========  ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    __________

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         YEAR ENDED DECEMBER 31,
                                                      ----------------------------
                                                        2002      2001      2000
                                                      --------  --------  --------
Revenue                                               $   943   $ 2,987   $11,250
Cost of revenue                                         1,968     3,546     6,031
                                                      --------  --------  --------

  Gross margin                                         (1,025)     (559)    5,219

Selling, general and administrative expenses            1,713     2,645     3,711
Amortization of acquired engineering design and
  technology                                              408       408       408
Research and development                                   30        71        71
                                                      --------  --------  --------

    Income (loss) from operations                      (3,176)   (3,683)    1,029

Other income (expenses):
  Gain on sale of equipment                                 -     6,252         -
  Interest income                                           2        32        28
  Interest expense                                        (43)     (839)   (1,018)
  Other                                                    (2)       40       105
                                                      --------  --------  --------

Income (loss) before benefit (provision) for income
  taxes and minority interest                          (3,219)    1,802       144

Benefit (provision) for income taxes                       79      (536)   (1,117)
                                                      --------  --------  --------

Income (loss) before minority interest                 (3,140)    1,266      (973)

Minority interest                                          97       241      (489)
                                                      --------  --------  --------

Net income (loss)                                     $(3,043)  $ 1,507   $(1,462)
                                                      ========  ========  ========

Net income (loss) applicable to common stockholders   $(3,296)  $ 1,169   $(1,945)
                                                      ========  ========  ========

Net income (loss) per share-basic                     $ (0.33)  $  0.12   $ (0.19)
                                                      ========  ========  ========

Net income (loss) per share-diluted                   $ (0.33)  $  0.05   $ (0.19)
                                                      ========  ========  ========

Weighted average shares outstanding-basic              10,112    10,112    10,112
                                                      ========  ========  ========

Weighted average shares outstanding-diluted            10,112    23,142    10,112
                                                      ========  ========  ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                               ENVIRONMENTAL SAFEGUARDS, INC.

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        __________

                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                 SERIES B    SERIES C     SERIES D               ADDITIONAL
                                                PREFERRED    PREFERRED   PREFERRED     COMMON     PAID-IN    ACCUMULATED
                                                  STOCK        STOCK       STOCK        STOCK     CAPITAL      DEFICIT
                                                ----------  -----------  ----------  -----------  --------  -------------
Balance as of December 31, 1999                 $        3  $        1   $        -  $        10  $ 14,329  $     (7,387)

Issuance of 417,066 warrants to purchase
  common stock in connection with senior
  secured debt                                           -           -            -            -       438             -

Issuance of Series D Preferred Stock in
  exchange for Series C Preferred Stock                  -          (1)           1            -       168             -

Dividends of $287 and $149 on Series C and
  Series D Preferred Stock, respectively                 -           -            -            -         -          (436)

Net loss                                                 -           -            -            -         -        (1,462)
                                                ----------  -----------  ----------  -----------  --------  -------------

Balance as of December 31, 2000                          3           -            1           10    14,935        (9,285)

Issuance of 188,571 warrants to pur-
  chase common stock in connection
  with senior secured debt (Note 4)                      -           -            -            -        46             -

Dividends on Series D Preferred stock                    -           -            -            -         -          (338)

Net income                                            -  _        -  _         -  _           -_      -  _         1,507
                                                ----------  -----------  ----------  -----------  --------  -------------

Balance as of December 31, 2001                          3           -            1           10    14,981        (8,116)

Dividends on Series D Preferred stock                    -           -            -            -         -          (253)

Net income                                               -           -            -            -         -        (3,043)
                                                ----------  -----------  ----------  -----------  --------  -------------

Balance as of December 31, 2002                 $        3  $        -   $        1  $        10  $ 14,981  $    (11,412)
                                                ==========  ===========  ==========  ===========  ========  =============


                                                  TOTAL
                                                  STOCK-
                                                 HOLDERS'
                                                  EQUITY
                                                ----------
Balance as of December 31, 1999                 $   6,956

Issuance of 417,066 warrants to purchase
  common stock in connection with senior
  secured debt                                        438

Issuance of Series D Preferred Stock in
  exchange for Series C Preferred Stock               168

Dividends of $287 and $149 on Series C and
  Series D Preferred Stock, respectively             (436)

Net loss                                           (1,462)
                                                ----------

Balance as of December 31, 2000                     5,664

Issuance of 188,571 warrants to pur-
  chase common stock in connection
  with senior secured debt (Note 4)                    46

Dividends on Series D Preferred stock                (338)

Net income                                          1,507
                                                ----------

Balance as of December 31, 2001                     6,879

Dividends on Series D Preferred stock                (253)

Net income                                         (3,043)
                                                ----------

Balance as of December 31, 2002                 $   3,583
                                                ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ENVIRONMENTAL SAFEGUARDS, INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                        __________

                                      (IN THOUSANDS)


                                                             YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                            2002      2001      2000
                                                          --------  --------  --------
Cash flows from operating activities:
  Net loss                                                $(3,043)  $ 1,507   $(1,462)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
    Minority interest                                         (97)     (241)      489
    Deferred tax expense                                        -        30         3
    Depreciation expense                                    1,218     2,080     2,245
    Amortization of acquired engineering design
      and technology                                          408       408       408
    Amortization of discount                                    -       344       372
    Gain on sale of equipment                                   -    (6,252)        -
    Changes in operating assets and liabilities:
      Accounts receivable                                   1,212      (286)    2,491
      Prepaid expenses and other assets                       (37)      (55)       88
      Accounts payable                                       (115)      (10)     (511)
      Accrued liabilities                                     (58)     (195)
      Income taxes payable                                   (254)       34      (398)
                                                          --------  --------  --------

        Net cash provided (used) by operating activities     (766)   (2,636)    3,962
                                                          --------  --------  --------

Cash flows from investing activities:
  Proceeds from sale of equipment                               -     6,900         -
  Purchases of equipment                                     (185)     (260)     (274)
                                                          --------  --------  --------

        Net cash provided (used) by investing activities     (185)    6,640      (274)
                                                          --------  --------  --------

Cash flows from financing activities:
  Proceeds from notes payable to stockholders                 250         -         -
  Payments on long-term debt                                    -    (5,406)   (1,081)
  Dividends paid on Series C and Series D
    preferred stock                                             -      (199)     (312)
  Distribution to minority interest                             -      (669)   (1,171)
                                                          --------  --------  --------

        Net cash provided (used) by financing activities      250    (6,274)   (2,564)
                                                          --------  --------  --------

Net increase (decrease) in cash and cash equivalents         (701)   (2,270)    1,124

Cash and cash equivalents, beginning of year                  798     3,068     1,944
                                                          --------  --------  --------

Cash and cash equivalents, end of year                    $    97   $   798   $ 3,068
                                                          ========  ========  ========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $     -   $   695   $   476
                                                          ========  ========  ========

  Cash paid for income taxes                              $     -   $   472   $ 1,515
                                                          ========  ========  ========

                    The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

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

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries after elimination of all significant intercompany accounts and transactions.

     MANAGEMENT ESTIMATES
     --------------------

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

     RESEARCH AND DEVELOPMENT
     ------------------------

     Research and development activities are expensed as incurred, including costs relating to patents or rights which may result from such expenditures.

     REVENUE RECOGNITION
     -------------------

     Revenue is recognized at the time services are performed, or in the event of the sale of an ITD unit, when the equipment is shipped.

     CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to customers operating in the United States and Latin America. Collateral is generally not required for credit granted. As of December 31, 2002 and 2001, all of the Company's trade receivables were due from two customers for services performed in the United States and Mexico. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses when necessary.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     CASH EQUIVALENTS
     ----------------

     The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

     PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 8 years for ITD Units and 3 to 5 years for office furniture and equipment and transportation and other equipment. Effective October 1, 2002, the Company changed the estimated useful lives of ITD units from 5 to 8 years to more accurately reflect the Company's experience with useful lives of ITD unites (See Note 3). Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations currently.

     INCOME TAXES
     ------------

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

     STOCK-BASED COMPENSATION
     ------------------------

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

     ACQUIRED ENGINEERING DESIGN AND TECHNOLOGY
     ------------------------------------------

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Given the homogeneous nature and geographic deployment flexibility of such assets, and based upon a recent evaluation by management, an impairment write-down of the Company's long-lived assets was not deemed necessary.

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


     TRANSLATION OF FOREIGN CURRENCIES
     ---------------------------------

     The financial statements of foreign subsidiaries are measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The implementation of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, CONTINUED
     ----------------------------------------------------

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The implementation of SFAS No. 142 at did not have a material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, CONTINUED
     ----------------------------------------------------

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
     Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company is currently evaluating the adoption date; however the impact of its adoption is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will adopt SFAS No. 148 on January 1, 2003; however, the Company does not expect that adoption will have a significant impact on its financial reporting.


2.   LIQUIDITY ISSUES
     ----------------

     During the year ended December 31, 2002 and 2001, the Company faced significant liquidity issues that caused the Company's prior independent accountants to include an explanatory paragraph in their auditor's report on the Company's consolidated financial statements, as of December 31, 2001 and for the two years in the period then ended, describing the uncertainty about the Company's ability to continue as a going concern. Below is an analysis of the circumstances that led to a going concern explanatory paragraph in the Company's 2001 financial statements, followed by a description of changes in circumstances that resulted in the current auditors issuing an unqualified opinion, without a going concern explanatory paragraph, on the Company's 2002 financial statements.

     BACKGROUND  AND  2001  CIRCUMSTANCES

     Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption recycling process. The Company's efforts have been focused on the development, production and sale of environmental recycling technologies and services to oil and gas industry participants, waste management companies and other industrial customers. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


2.   LIQUIDITY  ISSUES
     -----------------

     BACKGROUND AND 2001 CIRCUMSTANCES

     technology. With the exception of the profitability impact from the Company's sale of three ITD units and certain licensing rights in late 2001 (as noted below and in Note 3), the Company has incurred recurring net losses and has been dependent on revenue from a limited customer base to provide cash flows. These factors were the basis for the Company's predecessor auditor's conclusion that at December 31, 2001, substantial doubt existed about the Company's ability to continue as a going concern.

     The Company is continually seeking to obtain service contracts in the markets that it serves. In December 2001, the Company completed the sale of three of its ITD units and certain licensing rights, and the proceeds were used to pay off all the Company's senior debt.

     At December 31, 2001, the Company's predecessor auditor believed that the Company's long-term viability as a going concern was dependent on the repositioning of its asset base and the achievement of a sustaining level of profitability. To the extent the Company's cash reserves and future cash flows from operations were insufficient to meet future cash requirements, the Company would need to raise funds through the infusion of equity, the issuance of debt securities or the sale of ITD units. Doubt existed as to whether such financing would be available on terms acceptable to the Company or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to the Company's stockholders. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     NEW  DEVELOPMENTS  SUBSEQUENT  TO  DECEMBER  31,  2002

     In January and March 2003, the Company entered into two important agreements that management believes will provide cash resources sufficient to cover the Company's 2003 cash requirements. The first agreement is a processing contract with a major waste management and disposal contractor for services at a facility in Arkansas. The second agreement is a $1,500,000 long-term financing arrangement collateralized by certain of the Company's ITD units. (See Note 14)

     OTHER

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


3.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following:

                                                              2002     2001
                                                             -------  -------
                                                              (IN THOUSANDS)

         ITD Remediation/Recycling Units and
           auxiliary equipment                               $11,962  $11,777
         Office furniture and equipment                           36       36
         Transportation and other equipment                       49       49
                                                             -------  -------

                                                              12,047   11,862
         Less accumulated depreciation                         6,541    5,323
                                                             -------  -------

         Property and equipment, net                         $ 5,506  $ 6,539
                                                             =======  =======


     On October 1, 2002, the Company changed the depreciable lives of its ITD units from five to eight years. This change in estimate was made to more accurately reflect the Company's experience concerning the useful life of its equipment and to conform with industry practices for similar equipment. The change in estimate, which is being applied on a prospective basis, resulted in a decrease in depreciation expense and net loss of $215,000 for the year ended December 31, 2002. The change reduced basic and diluted loss per share by $0.02 and, accordingly, if the change in estimate had not been adopted by the Company, basic and diluted net loss per share for the year ended December 31, 2002 would have been $0.35 per share.

     On August 23, 2001, the Company entered into a contract to sell three of its used ITD units to a customer in Mexico. The total sales price for the ITD units was $6,900,000 and the Company recognized a gain on the sale of $6,252,000, which is presented in other income in the accompanying statement of operations. In connection with the sale, the Company granted its customer in Mexico an exclusive license for, and right to use, ITD technology in Mexico (subject to an existing agreement) and an option to acquire a fourth ITD unit from the Company.


4.   NOTES PAYABLE TO RELATED PARTIES
     --------------------------------

     In July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L.P. and Strategic Associates, L.P. These loans bear interest of 12% per year and were originally due in January 2003 but have been extended to September 2003. David Warnock, a director of the Company, is a general partner of Cahill Warnock Strategic Partners, L.P. and a managing member of the general partner of Strategic Associates, L.P.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


5.   OTHER ACCRUED LIABILITIES
     -------------------------

     Other accrued liabilities consists of the following:

                                                           2002   2001
                                                           -----  -----
                                                          (IN THOUSANDS)

     Accrued warranty reserve                              $   -  $ 146
     Accrued property and franchise taxes                     15     76
     Accrued professional fees                                40     85
     Accrued joint-company expenses                          332    259
     Accrued foreign VAT and withholding taxes                 -     42
     Accrued capital improvements                             80      -
     Accrued executive salaries                              116      -
     Accrued operating costs                                   9     85
                                                           -----  -----

                                                           $ 592  $ 693
                                                           =====  =====

6.   LEASE COMMITMENTS
     -----------------

     The Company leases office space and a storage and maintenance area for its equipment under operating leases. The leases have a remaining term of less than one year. Management intends to replace these leases in the normal course of business. Rental expense under operating leases was $52,000, $100,000 and $115,000 during the years ended December 31, 2002, 2001 and 2000, respectively.


7.   INCOME TAXES
     ------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                           2002     2001
                                                         --------  --------
                                                           (IN THOUSANDS)
     Deferred tax liabilities:
       Basis of property and equipment                   $   150   $   315
                                                         --------  --------

         Total deferred tax liabilities                      150       315
                                                         --------  --------

     Deferred tax assets:
       Net operating loss carryforwards                    2,040     1,170
       Undistributed foreign losses                            -       352
       All other, net                                        340       452
                                                         --------  --------

        Total deferred tax assets                          2,380     1,974
                                                         --------  --------

       Valuation allowance                                (2,230)   (1,659)
                                                         --------  --------

                                                             150       315
                                                         --------  --------

         Net deferred tax assets                         $     -   $     -
                                                         ========  ========

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


7.   INCOME TAXES, CONTINUED
     -----------------------

     For financial reporting purposes, income before provision for income taxes and minority interest includes the following components:

                                                         2002      2001      2000
                                                       --------  --------  --------
                                                               (IN THOUSANDS)

      United States                                    $(2,931)  $ 4,839   $(1,066)
       Foreign                                            (288)   (3,037)    1,210
                                                       --------  --------  --------

           Income (loss) before provision for income
             taxes and minority interest               $(3,219)  $ 1,802   $   144
                                                       ========  ========  ========

     Significant components of the benefit (provision) for income taxes are as follows:

                                                         2002    2001     2000
                                                         -----  ------  --------
                                                             (IN THOUSANDS)
     Current:
       Federal                                           $  79  $(247)  $     -
       Foreign                                               -   (259)   (1,110)
                                                         -----  ------  --------

         Total current                                      79   (506)   (1,110)
                                                         -----  ------  --------

     Deferred:
       Federal                                               -      -         -
       Foreign                                               -    (30)       (7)
                                                         -----  ------  --------

         Total deferred                                      -    (30)       (7)
                                                         -----  ------  --------

             Benefit (provision) for income taxes        $  79  $(536)  $(1,117)
                                                         =====  ======  ========

     The differences between the statutory income tax rate and the Company's effective income tax rate are as follows:

                                                             2002   2001    2000
                                                             -----  -----  -------
     Federal statutory rate                                    34%  (34%)    (34%)
     State income taxes                                         -    (9%)       -
     Foreign income taxes                                       -   (10%)   (776%)
     Foreign tax credits and other                           (16%)  (38%)       -
     Change in valuation allowance                           (18%)    61%      34%
                                                             -----  -----  -------

             Benefit (provision) for income taxes               2%  (30%)   (776%)
                                                             =====  =====  =======

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


7.   INCOME TAXES, CONTINUED
     -----------------------

     As of December 31, 2002, for U.S. federal income tax reporting purposes, the Company has approximately $6,000,000 of unused net operating losses ("NOLs") available for carryforward to future years. The benefit from carryforward of such NOLs will expire during the years ended December 31, 2003 to 2022. Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitation, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. Based on such limitations, the Company has significant NOL's for which realization of tax benefits is uncertain.


8.   STOCKHOLDERS' EQUITY
     --------------------

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

     SERIES B CONVERTIBLE PREFERRED STOCK
     ------------------------------------

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

     SERIES C PREFERRED STOCK
     ------------------------

     In 1997, the Company issued 400,000 shares of Series C non-voting preferred stock with a $0.001 per share par value and a $10 per share stated value. The Series C preferred stock carried a quarterly dividend payable in arrears of prime plus 1.5% based on the stated value of the stock. The Series C preferred stock was redeemable at the option of the Company at a price of $10 per share plus any unpaid dividends. Proceeds of $4,000,000 from the Series C preferred stock were recorded net of a discount of $809,000, which included related offering costs incurred and the allocation of a portion of the proceeds to the warrants issued to the same investors. The Series C preferred stock was accreted to its liquidation value over a period of 26 months to February 17, 2000. The accretion of the Series C preferred stock was deducted from the net loss to derive the net loss applicable to common stockholders in the calculation of earnings per share (See Note 9). As described below, during 2000, Series C preferred stock was exchanged for Series D convertible preferred stock.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


8.   STOCKHOLDERS' EQUITY, CONTINUED
     -------------------------------

     SERIES D PREFERRED STOCK
     ------------------------

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

     In the event of a default under the loan agreement, the conversion price was originally the lesser of $1.00 per share or the averaging thirty-day trailing price; however, in March 2001, the conversion price was fixed at $0.37. The conversion feature associated with the 400,000 shares of Series D Preferred Stock was valued at $168,000 based on an independent appraisal. The value of the conversion feature, representing unaccreted discount, was amortized to expense over the remaining term of the debt using the effective interest method. Other than the conversion feature of the Series D Preferred Stock, its features and preferences are the same as the Series C Preferred Stock.

     STOCK OPTIONS
     -------------

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

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. No options were granted in 2002, 2001 or 2000 and, accordingly, no option pricing assumptions are presented.

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


8.   STOCKHOLDERS' EQUITY, CONTINUED
     -------------------------------

     STOCK OPTION PLAN
     -----------------

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

     PROFORMA DISCLOSURES
     --------------------

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

                                                        2002     2001     2000
                                                      --------  ------  --------
                                                         (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)

         Proforma net income (loss)                   $(3,043)  $1,507  $(1,637)
         Proforma net income (loss) available
           to common stockholders                     $(3,296)  $1,169  $(2,120)
         Proforma basic income (loss) per share       $ (0.33)  $ 0.12  $ (0.20)
         Dilutive income (loss) per share             $ (0.33)  $ 0.05  $ (0.20)

     A summary of the Company's stock option activity and related information for the years ended December 31, 2002, 2001 and 2000 follows:

                                                   NUMBER OF
                                                     SHARES
                                                     UNDER     WEIGHTED-AVERAGE
                                                    OPTIONS     EXERCISE PRICE
                                                   ----------  -----------------
       Outstanding - December 31, 1999             4,851,162                1.38

       Granted                                             -                   -
       Exercised                                           -                   -
       Forfeited during 2000                         (62,500)               1.69
                                                   ----------

       Outstanding - December 31, 2002, 2001
         and 2000                                  4,788,662   $            1.38
                                                   ==========

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


8.   STOCKHOLDERS' EQUITY, CONTINUED
     -------------------------------

     PROFORMA DISCLOSURES, CONTINUED
     -------------------------------

     No options were granted during the years ended December 31, 2002 or 2001. A summary of outstanding stock options at December 31, 2002, follows:

                                          REMAINING
     NUMBER OF COMMON                    CONTRACTUAL
     STOCK EQUIVALENTS  EXPIRATION DATE  LIFE (YEARS)  EXERCISE PRICE
     -----------------  ---------------  ------------  ---------------
             2,470,300    November 2005           2.9  $          0.60
               112,500    March 2007              4.2             1.44
               480,000    March 2007              4.2             2.50
                35,000    November 2007           4.9             1.44
               356,813    December 2007           5.0             1.44
               613,831    December 2007           5.0             3.00
                 1,053    January 2008            5.1             2.38
                   800    January 2008            5.1             3.12
                   770    January 2008            5.1             3.25
                   625    January 2008            5.1             4.00
                47,053    April 2008              5.7             5.00
               122,417    April 2008              5.7             1.44
               547,500    December 2008           6.0             1.69
     -----------------

             4,788,662
     =================

     All outstanding stock options are exercisable at December 31, 2002, 2001 and 2000.

     STOCK WARRANTS
     --------------

     Following is a summary of stock warrant activity:

                                        NUMBER OF  EXERCISE      WEIGHTED
                                        SHARES      PRICE    AVERAGE PRICE
                                        ---------  ---------  --------------
     Warrants outstanding as of
         December 31, 1999                707,143  $    0.01  $         0.01

         Issued                           417,066  $    0.01  $         0.01
         Canceled                               -          -               -
         Exercised                              -          -               -
                                        ---------

     Warrants outstanding as of
         December 31, 2000              1,124,209  $    0.01  $         0.01

         Issued                           188,571  $    0.01  $         0.01
         Canceled                               -          -               -
         Exercised                              -          -               -
                                        ---------

     Warrants outstanding as of
         December 31, 2001              1,312,780  $    0.01  $         0.01

         Issued                                 -          -               -
         Canceled                               -          -               -
         Exercised                              -          -               -
                                        ---------

     Warrants outstanding as of
         December 31, 2002              1,312,780  $    0.01  $         0.01
                                        =========

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


8.   STOCKHOLDERS' EQUITY, CONTINUED
     -------------------------------

     All warrants outstanding were issued in connection with the funding of certain notes payable that were repaid in 2001. All warrants bear an exercise price of $0.01 per share, are currently exercisable, and expire in December 2007.


9.   EARNINGS PER SHARE
     ------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for 2002 or 2000 since their effect was antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      2002      2001      2000
                                                    --------  --------  --------
                                                            (IN THOUSANDS)

     Numerator:
       Net income (loss)                            $(3,043)  $ 1,507   $(1,462)

       Less: Series C and D Preferred stock
              dividends ($0.63, $0.85 and $1.09
              per share) in 2001, 2000 and 1999,
              respectively                             (253)     (338)     (436)
          Accretion of discount on Series C
              preferred stock (Note 8)                    -         -       (47)
                                                    --------  --------  --------

       Net income (loss) applicable to common
         stockholders-numerator for basic and
         diluted earnings per share                 $(3,296)  $ 1,169   $(1,945)
                                                    ========  ========  ========

       Denominator:
         Denominator for basic earnings per share-
           weighted average shares                   10,112    10,112    10,112

         Effect of dilutive securities:
           Warrants                                       -     1,069         -
           Convertible Series B preferred stock           -     2,734         -
           Convertible Series D preferred stock           -     9,227         -
                                                    --------  --------  --------

         Dilutive potential common shares                 -    13,030      -  _
                                                    --------  --------  --------

         Denominator for diluted earnings per
           share-adjusted weighted average shares
           and assumed conversions                   10,112    23,142    10,112
                                                    ========  ========  ========

       Basic earnings per share                     $ (0.33)  $  0.12   $ (0.19)
                                                    ========  ========  ========

       Diluted earnings per share                   $ (0.33)  $  0.05   $ (0.19)
                                                    ========  ========  ========

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


9.   EARNINGS PER SHARE, CONTINUED
     -----------------------------

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   2002     2001      2000
                                                 --------  -------  --------
                                                        (IN THOUSANDS)
     Numerator:
       Net income (loss)                         $(3,043)  $1,507   $(1,462)

       Less: Series C and D Preferred stock
               dividends ($0.63, $0.85 and $1.09
               per share) in 2001, 2000 and 1999,
               respectively                         (253)    (338)     (436)
             Accretion of discount on Series C
               preferred stock (Note 8)                -        -       (47)
                                                 --------  -------  --------

       Net income (loss) applicable to common
         stockholders-numerator for basic and
         diluted earnings per share              $(3,296)  $1,169   $(1,945)
                                                 ========  =======  ========


10.  401(K) SALARY DEFERRAL PLAN
     ---------------------------

     The Company has a 401(k) salary deferral plan (the "Plan") which became effective on January 1, 1998, for eligible employees who have met certain service requirements. The Plan does not provide for Company matching or discretionary contributions and, accordingly, the Company recognized no expense under the Plan in 2002, 2001 or 2000.


11.  LITIGATION
     ----------

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; In the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite's lawsuit alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringed on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. The Defendants have filed an answer asserting that they do not infringe on OnSite's patent and that such patent is invalid. Defendants also deny there is any controversy between the parties regarding the Heuer and Reynolds' patents. This case is in the early stages of discovery.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


11.  LITIGATION, CONTINUED
     ---------------------

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. On information and belief, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. As a result of such false, deceptive and malicious statements, WCS terminated its contract with OnSite. In August 2000, Duratherm, Inc. filed suit against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which suit was subsequently dismissed with prejudice by the United States District Judge. OnSite alleges that such suit was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. In February 2003 OnSite amended its petition to add John
     C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C. (for purposes of injunctive relief). The causes of action alleged by OnSite against the Defendants are (i) interference with contract; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and
     (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the thermal desorption units. The Defendants in this litigation, other than John C. Hilliard and Conley Rose P.C., have filed an answer denying the allegations contained in OnSite's petition. The answers from John C. Hilliard and Conley Rose P.C. are not yet due as of March 26, 2003. This case is in the early stages of discovery.

     The Company is from time to time involved in other litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. Presently the Company has no existing litigation.


12.  RELATED PARTY TRANSACTIONS
     --------------------------

     In July 2002, the Company obtained uncollateralized loans totaling $250,000 from certain stockholders (See Note 4). In March 2001 and September 2000, the Company entered into agreements with its primary lenders and holders of its outstanding preferred stock to defer various principal and interest payments on its senior debt. The senior debt was fully repaid in December 2001.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


12.  RELATED PARTY TRANSACTIONS, CONTINUED
     -------------------------------------

     During 1998, the Company entered into a marketing assistance agreement (the "Marketing Agreement") with the minority owners of OnSite Colombia, Inc. Under the terms of the Marketing Agreement, in exchange for assisting the Company in its business expansion efforts, the minority owners and the Company each received marketing assistance fees totaling $320,000 during the year ended December 31, 2000.


13.  SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMERS INFORMATION
     ---------------------------------------------------

     The Company currently operates in the environmental remediation and hydrocarbon reclamation/recycling services. Substantially all revenues result from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area and all intercompany revenue and expenses are eliminated in computing revenues and operating income (loss).

     During 2000 a significant portion of the Company's foreign operations were conducted by the Company's 50% owned joint company in Colombia. All foreign subsidiaries of the Company operate with the U.S. dollar as their functional currency and, accordingly, no cumulative translation adjustment is presented in the accompanying balance sheet.

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

     Following is a summary of segment information:

                                                2002    2001    2000
                                               ------  ------  -------
                                                   (IN THOUSANDS)

     Revenue:
       United States                           $   49  $  140  $ 1,464
       United Kingdom                               -       -       52
       Latin America                              894   2,847    9,734
                                               ------  ------  -------

         Total revenue                         $  943  $2,987  $11,250
                                               ======  ======  =======


     Depreciation and Amortization:
       United States                           $1,624  $1,810  $ 1,566
       United Kingdom                               -     259      253
       Latin America                                -     419      834
                                               ------  ------  -------

         Total depreciation and amortization   $1,624  $2,488  $ 2,653
                                               ======  ======  =======

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


13.  SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION, CONTINUED
     -------------------------------------------------------------

                                                    2002      2001      2000
                                                  --------  --------  --------
                                                          (IN THOUSANDS)
       Income (Loss) From Operations:
         United States                            $(2,887)  $(2,930)  $(1,245)
         United Kingdom                                 -      (559)     (513)
         Latin America                                (94)       93     3,561
         Middle East                                 (194)     (286)     (452)
         Corporate                                     (1)       (1)     (322)
                                                  --------  --------  --------

           Total income (loss) from operations    $(3,176)  $ 3,683   $ 1,029
                                                  ========  ========  ========


       Interest Expense:
         Latin America                            $     -   $     -   $    15
         Corporate                                     42       839     1,003
                                                  --------  --------  --------

           Total interest expense                 $    42   $   839   $ 1,018
                                                  ========  ========  ========


       Benefit (Provision) For Income
         Taxes:
         United States                            $    79   $  (247)  $     -
         United Kingdom                                 -         -        70
         Latin America                                  -      (289)   (1,187)
                                                  --------  --------  --------

           Total benefit (provision) for income
             taxes                                $    79   $  (536)  $(1,117)
                                                  ========  ========  ========

       Number of Customers:
         United States                                  1         1         1
         United Kingdom                                 -         -         1
         Latin America                                  1         3         4
                                                  --------  --------  --------

                                                        2         4         6
                                                  ========  ========  ========

                                                               2002    2001
                                                              ------  -------
                                                               (IN THOUSANDS)
       Assets:
         United States                                        $3,400  $ 4,515
         United Kingdom                                            -      826
         Latin America                                           228    1,226
         Middle East                                           3,397    3,419
         Corporate                                                54      410
                                                              ------  -------

           Total assets                                       $7,079  $10,396
                                                              ======  =======


       Long Lived Assets:
         United States                                        $3,320  $ 4,083
         United Kingdom                                            -      677
         Latin America                                             2        3
         Middle East                                           3,390    3,390
                                                              ------  -------

           Total long lived assets                            $6,712  $ 8,153
                                                              ======  =======

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                   __________


13.  SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION, CONTINUED
     -------------------------------------------------------------

                                                            2002    2001
                                                            -----  -------
                                                            (IN THOUSANDS)
       Capital Expenditures:
         United States                                      $ 185  $   260
                                                            -----  -------

           Total capital expenditures                       $ 185  $   260
                                                            =====  =======

     During the years ended December 31, 2002, 2001 and 2000, the Company's largest customer accounted for 95%, 93% and 50% of revenue, respectively.


14.  SUBSEQUENT EVENTS
     -----------------

     In January 2003 the Company signed a contract to process various waste streams at a facility in Arkansas.

     On March 20, 2003, the Company completed a $1,500,000 loan agreement (the "Loan Agreement") with a private investor group. The Loan is to be funded in three $500,000 fundings on March 20,2003; May 15,2003; and August 15, 2003. The initial funding of March 20, 2003 has been received. The Loan Agreement provided the creditor with a warrant to purchase 1,500,000 shares of the Company's common stock at a price of $0.01 per share. The loan is collateralized by three ITD units and bears interest at a stated rate of 12% per year. The effective interest rate on the loan is approximately 35% per year. Payments are due in 20 quarterly installments of $75,000, plus accrued interest, beginning in August 2003 with a final payment due in May 2008.

     Also during March 2003, the Company negotiated an extension of the maturity date of $250,000 of un-collateralized related party notes payable to September 16, 2003. (See Note 4)

15.  NON-CASH INVESTING AND FINANCING ACTIVITIES
     -------------------------------------------

     The Company engaged in certain non-cash investing and financing activities as follows:

                                                  2002   2001    2000
                                                  -----  -----  -------
                                                      (IN THOUSANDS)

     Dividends declared but not yet paid.         $ 253  $ 338  $     -

     Stock warrants issued to extend the due
       date of senior secured notes payable.          -     46      438

     Series D convertible preferred stock
       exchanged for Series C non-convertible
       preferred stock.                               -      -      168

     Property and equipment for settlement of
       accounts receivable                            -      -       65