Form 10QSB
period 2003-03-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2003-05-15
CIK 1017616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  QUARTERLY  PERIOD  ENDED:    MARCH  31,  2003

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

                               Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT MAY 9, 2003, APPROXIMATELY 10,745,091 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE):

                              Yes [ ]      No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet as of March 31, 2003 (unaudited) and December 31, 2002.

          Unaudited Consolidated Condensed Statement of Operations for the three months ended March 31, 2003 and 2002.

          Unaudited Consolidated Condensed Statement of Stockholders' Equity for the three months ended March 31, 2003.

          Unaudited Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2003 and 2002.

          Selected Notes to Unaudited Consolidated Condensed Financial
          Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Controls and Procedures


PART II - OTHER INFORMATION

Item 1    Legal Proceedings

Item 5    Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                         ENVIRONMENTAL SAFEGUARDS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   __________
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           MARCH 31,
                                                             2003        DECEMBER 31,
ASSETS                                                    (UNAUDITED)        2002
                                                          ------------  --------------
Current assets:
  Cash and cash equivalents                               $       376   $          97
  Accounts receivable                                               -              97
  Prepaid expenses                                                184             173
                                                          ------------  --------------

    Total current assets                                          560             367

Property and equipment, net                                     5,395           5,506
Intangible asset - Acquired engineering design
  and technology, net                                           1,103           1,203
Other assets                                                        2               3
                                                          ------------  --------------

      Total assets                                        $     7,060   $       7,079
                                                          ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to related parties                        $       250   $         250
  Accounts payable                                                157              31
  Dividends payable                                               675             617
  Accrued interest                                                 80              63
  Other accrued liabilities                                       733             592
                                                          ------------  --------------

    Total current liabilities                                   1,895           1,553

Long-term debt                                                    115               -

Minority interest                                               1,937           1,943

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001
    par value (aggregate liquidation value - $2,898);
    5,000,000 shares authorized; 2,733,686 shares issued
    and outstanding                                                 3               3
  Preferred stock; Series D convertible, non-voting,
    cumulative $.001 par value (aggregate liquidation
    value $4,000); 400,000 shares authorized, issued and
    outstanding                                                     1               1
  Common stock; $.001 par value;  50,000,000 shares
    authorized; 10,112,144 shares issued and outstanding           10              10
  Additional paid-in capital                                   15,326          14,981
  Accumulated deficit                                         (12,227)        (11,412)
                                                          ------------  --------------

    Total stockholders' equity                                  3,113           3,583
                                                          ------------  --------------

      Total liabilities and stockholders' equity          $     7,060   $       7,079
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


                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   __________
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                       ---------------------
                                                         2003         2002
                                                       ---------  ----------
Revenue                                                $     53   $     502
Cost of revenue                                             219         935
                                                       ---------  ----------

  Gross margin                                             (166)       (433)

Selling, general and administrative expenses                462         660
Amortization of intangible asset - acquired
  engineering design and technology                         102         102
Research and development                                     15          15
                                                       ---------  ----------

    Loss from operations                                   (745)     (1,210)

Interest expense                                             18           6
                                                       ---------  ----------

Loss before minority interest                              (763)     (1,216)

Minority interest                                             6          38
                                                       ---------  ----------

Net loss                                               $   (757)  $  (1,178)
                                                       =========  ==========

Net loss applicable to common stockholders             $   (815)  $  (1,240)
                                                       =========  ==========

Net loss per share-basic and diluted                   $  (0.08)  $   (0.12)
                                                       =========  ==========

Weighted average shares outstanding-basic and diluted    10,112      10,112
                                                       =========  ==========



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


                                         ENVIRONMENTAL SAFEGUARDS, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  __________
                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                       TOTAL
                                         SERIES B    SERIES D            ADDITIONAL                    STOCK-
                                        PREFERRED   PREFERRED   COMMON     PAID-IN     ACCUMULATED    HOLDERS'
                                          STOCK       STOCK      STOCK     CAPITAL       DEFICIT       EQUITY
                                        ----------  ----------  -------  -----------  -------------  ----------
Balance as of December 31, 2002         $        3  $        1  $    10  $    14,981  $    (11,412)  $   3,583

Issuance of a warrant to purchase
  1,500,000 shares of common stock
  in connection with long-term
  debt (Note 4)                                  -           -        -          345             -         345

Dividends on Series D Preferred stock            -           -        -            -           (58)        (58)
Net loss                                         -           -        -            -          (757)       (757)
                                        ----------  ----------  -------  -----------  -------------  ----------

Balance as of March 31, 2003            $     -  3  $        1  $    10  $    15,326  $    (12,227)  $   3,113
                                        ==========  ==========  =======  ===========  =============  ==========


                  The accompanying notes are an integral part of these consolidated financial statements.


                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________
                                 (IN THOUSANDS)


                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                         ---------------------
                                                            2003       2002
                                                         ----------  ---------
Cash flows from operating activities:
  Net loss                                               $    (757)  $ (1,178)
  Adjustment to reconcile net loss to net cash provided
    by operating activities                                    576      1,126
                                                         ----------  ---------

      Net cash used by operating activities                   (181)       (52)
                                                         ----------  ---------

Cash flows from investing activities:
  Purchases of equipment                                         -        (63)
                                                         ----------  ---------

      Net cash used by investing activities                      -        (63)
                                                         ----------  ---------

Cash flows from financing activities:
  Net Proceeds from Note Payable                               460          -
                                                         ----------  ---------

      Net cash provided by financing activities                460          -
                                                         ----------  ---------

Net increase (decrease) in cash and cash equivalents           279       (115)

Cash and cash equivalents, beginning of period                  97        798
                                                         ----------  ---------

Cash and cash equivalents, end of period                 $     376   $    683
                                                         ==========  =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________

1.   GENERAL
     -------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Environmental Safeguards, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


2.   LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     During the years ended December 31, 2002 and 2001, the Company faced significant liquidity issues that caused the Company's prior independent accountants to include an explanatory paragraph in their auditor's report on the Company's consolidated financial statements, as of December 31, 2001 and for the two years in the period then ended, describing the uncertainty about the Company's ability to continue as a going concern. Below is an analysis of the circumstances that led to a going concern explanatory paragraph in the Company's 2001 financial statements, followed by a description of changes in circumstances that resulted in the current auditors issuing an unqualified opinion, without a going concern explanatory paragraph, on the Company's 2002 financial statements.

     BACKGROUND  AND  2001  CIRCUMSTANCES

     Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption ("ITD") recycling process. The Company's efforts have been focused on the development, production and sale of environmental recycling technologies and services to oil and gas industry participants, waste management companies and other industrial customers. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD technology. With the exception of the profitability impact from the Company's sale of three ITD units and certain licensing rights in late 2001 (as noted below and in Note 3), the Company has incurred recurring net losses and has been dependent on revenue from a limited customer base to provide cash flows. These factors were the basis for the Company's predecessor auditor's conclusion that at December 31, 2001, substantial doubt existed about the Company's ability to continue as a going concern.

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

2.   LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
     ------------------------------------------

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

     NEW  DEVELOPMENTS  IN  2003

     In January and March 2003, the Company entered into two important agreements that management believes will provide cash resources sufficient to cover the Company's 2003 cash requirements. The first agreement is a processing contract with a major waste management and disposal contractor as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The contract is currently in the pilot project phase and the long term operating phase will commence upon the agreement by both parties at the completion of the pilot project phase, (See Note 10). The second agreement is a $1,500,000 long-term debt arrangement collateralized by certain of the Company's ITD units. (See Note 4)

     OTHER

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

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:



                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                            ---------------
                                                             2003      2002
                                                            -------  --------
     Federal statutory rate                                  (34)%     (34)%
     Change in valuation allowance                            34        34
                                                            -------  --------
                                                               - %       - %
                                                            =======  ========

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________


3.   INCOME TAXES, CONTINUED
     -----------------------

     As of March 31, 2003, for U.S. federal income tax reporting purposes, the Company has approximately $7,750,000 of unused net operating losses ("NOLs") to future years. The Company's NOLs do not include the undistributed losses from certain controlled foreign corporations. The benefit from such NOLs will expire during the years ending December 31, 2017 to 2023. Because U. S. federal income tax laws limit the time during which NOLs may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Based on such limitation, the Company has significant NOLs for which realization of tax benefits is uncertain. The benefit from utilization of NOLs could be subject to limitations if material ownership changes occur in the Company.


4.   LONG-TERM DEBT
     --------------

     In March 2003 the Company received the first draw under a $1,500,000 long-term loan agreement. The loan is to be funded in three $500,000 draws (less $40,000 in origination fees associated with each draw). The Company received the first draw under this agreement on March 20, 2003 and will receive two additional draws on May 15, 2003; and August 15, 2003. The loan is collateralized by three ITD units and bears interest at a stated rate of 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. In connection with this long-term loan, the Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share and these warrants were valued at $345,000. The loan origination fees and warrants results in an effective interest rate on the loan of approximately  35%  per  year.  (See  Note  10)

     Long-term debt as of March 31, 2003 consists of amounts due under the long-term debt agreement as described in the previous paragraph. The long-term debt has an original face value of $500,000 and is carried net of unamortized loan costs of approximately $385,000 as of March 31, 2003. Such loan costs are being amortized over the term of the long-term debt using the interest method.

     Following is an analysis of long-term debt as of March 31, 2003, (In thousands):

     Contractual  balance                                              $   500

     Less  unamortized  loan  costs                                       (385)
                                                                       --------

     Long-term  debt                                                       115

     Less  current  maturities                                              -
                                                                       --------

     Long-term  debt,  net  of  current  portion                       $   115
                                                                       ========

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________


5.   LOSS PER SHARE
     --------------

     The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months ended March 31, 2003 and 2002 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 21,716,711 shares at March 31, 2003) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is a reconciliation of net loss to the net loss available to common stockholders:


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ------------------------
                                                        2003         2002
                                                     -----------  -----------
                                                          (IN THOUSANDS)
     Net loss                                        $     (757)  $   (1,178)
     Series D preferred stock dividends                     (58)         (62)
                                                     -----------  -----------

     Net loss available to common stockholders       $     (815)  $   (1,240)
                                                     ===========  ===========


6.   SEGMENT INFORMATION
     -------------------

     The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

     Following  is  a  summary  of  segment  information:


                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                               -----------  ------------
                                                  2003          2002
                                               -----------  ------------
                                               (IN THOUSANDS)
     Revenue:
      United States                            $       53   $         -
      Latin America                                     -           502
                                               -----------  ------------

         Total revenue                         $       53   $       502
                                               ===========  ============

     Loss from operations:
       United States                           $     (679)  $      (960)
       Latin America                                   (-)         (129)
       Middle East                                    (12)          (76)
       Corporate                                      (54)          (45)
                                               -----------  ------------

         Total loss from operations            $     (745)  $    (1,210)
                                               ===========  ============

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________


6.   SEGMENT INFORMATION, CONTINUED
     ------------------------------


                                                        MARCH 31,    DECEMBER
                                                         2003       31, 2002
                                                       ----------  ----------
                                                           (IN THOUSANDS)
     Assets:
       United States                                   $    3,457  $    3,400
       Latin America                                          205         228
       Middle East                                          3,394       3,397
       Corporate                                                4          54
                                                       ----------  ----------

         Total assets                                  $    7,060  $    7,079
                                                       ==========  ==========



7.   REVENUE
     -------

     During the three months ended March 31, 2003, service revenue was derived from full-service contract utilization of ITD units owned by the Company. During the three months ended March 31, 2002, revenue was derived from an operations and maintenance contract covering the three ITD units sold to a customer in Mexico in the fourth quarter of 2001.


8.   SUPPLEMENTAL NON-CASH TRANSACTIONS
     ----------------------------------

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ----------  -----------
                                                        2003        2002
                                                     ----------  -----------
                                                          (IN THOUSANDS)
     Dividends declared but not yet paid             $       58  $        62

     Stock warrants issued to obtain long-term debt  $      345  $         -


9.   LITIGATION
     ----------

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; In the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite's lawsuit alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringed on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite is seeking a declaratory judgement that it does not infringe on either the Heuer or Reynolds patents. OnSite is also seeking damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the court finds appropriate. The Defendants have filed an answer asserting that they do not infringe on OnSite's patent and that such patent is invalid. The Defendants' denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents, has been rejected by the court. This case is in the early stages of discovery.

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999,

OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. On information and belief, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such alleged false, deceptive and malicious statements, WCS terminated its contract with OnSite. In August 2000, Duratherm, Inc. filed suit against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which suit was subsequently dismissed with prejudice by the United States District Judge. OnSite alleges that such suit was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. In February, 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C., (for purposes of injunctive relief). The causes of action alleged by OnSite against the Defendants are (i) interference with contract; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the thermal desorption units. The Defendants in this litigation, other than John C. Hilliard, have filed an answer denying the allegations contained in OnSite's petition. This case is in the early stages of discovery.


10.  RELATED PARTY TRANSACTIONS
     --------------------------

     In July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L.P. and Strategic Associates, L.P. These loans bear interest of 12% per year and were originally due in January 2003 but have been extended to September 2003. David L. Warnock, one of the Directors of the Company, is a general partner of Cahill Warnock Strategic Partners, L.P. and a managing member of the general partner of Strategic Associates, L.P.

     In March 2003 the Company obtained a loan of $1,500,000 (See Footnote 4). The Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share in connection with this loan. This transaction resulted in the lender becoming a related party and the beneficial owner of 13% of the Company's common stock, although none of the warrants have been exercised as of May 9, 2003.

     In January, 2003, the Company signed a contract to process various waste streams with an entity affiliated with the lender described in the previous paragraph.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated condensed financials statements and related notes included elsewhere in this report, and with our Annual Report on Form 10-K for the year ended December 31, 2002.

INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD-LOOKING  STATEMENTS

     We are including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance, however, that our expectations, beliefs or projections will result, be achieved, or be accomplished.

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

     We are currently concentrating our marketing efforts and resources on domestic downstream plants, manufacturing facilities and waste management facilities, where our proprietary equipment and process have a competitive advantage in waste minimization, and recycling/reuse of hazardous waste markets -- including industrial, petroleum and petro-chemical waste streams.

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

     As of May 2003, we own five ITD units outright, and have a 50% interest in two additional units in our 50%-owned subsidiary Onsite Arabia, Inc. Of the five fully-owned units, one is in operation and four awaiting contract operations. The two 50%-owned units are awaiting contract operations in the Arabian Gulf region.

QUARTERLY  FLUCTUATIONS

     Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

RESULTS  OF  OPERATIONS

COMPARISON  OF  OPERATING  RESULTS  -  QUARTERS  ENDED  MARCH  31, 2003 AND 2002

     Summary. During the first quarter of 2003, we incurred a net loss of $757,000 as compared to a 2002 first quarter net loss of $1,178,000. The loss for both periods was principally due to insufficient equipment utilization, along with offsetting expenses as noted below.

     Revenue and Gross Margin. Revenue of $53,000 during the first quarter of 2003 generated $166,000 of negative gross margin as compared to revenue of $502,000 and negative gross margin of $433,000 in the comparable 2002 quarter. The decrease in revenue and gross margin was mainly due to an operations and maintenance contract during the first quarter of 2002 (covering the three units sold in the latter part of 2001 to a Mexican client) compared with an average of
0.3  units  under full-service contract operations in the first quarter of 2003.

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first quarter of 2003 were lower than the comparable quarter in 2002 primarily due to the closing of substantially all of our foreign operations and a general reduction in domestic SGA expenses resulting from cost controls.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Interest Expense. During the first quarter of 2003, interest expense of $18,000 relating to deferred preferred stock dividend, our long term debt and note payable to related parties compares to interest expense of $6,000 primarily on deferred preferred stock dividends for the first quarter of 2002.

     Income Taxes. There were no tax provision effects in the first quarter of 2003 or 2002. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the first quarter of 2003 and 2002 relates to our 50% minority partner's interest in the net loss of OnSite Arabia. During the comparable quarter of 2001, the minority interest reflects our 50% minority partner's interest in the net loss of OnSite Colombia, and to a lesser extent the net loss of OnSite Arabia.

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

     In December 2001 we completed the sale of three of our ITD units along with certain licensing rights, and utilized the bulk of the proceeds from the sale to retire our senior debt. With the exception of this sale, we have incurred recurring net losses and have been dependent on revenue from a limited customer base to provide cash flows. We completed our most significant service contract in December 2000 and during 2001 and 2002 have been exploring ways to replace that revenue. During 2001 and 2002 we've experienced a tightening of cash reserves and prior to repaying our senior debt in December 2001, we took actions to delay payments on that debt. In January 2003 we signed a contract to process various waste streams as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The contract is currently in the pilot project phase and the long term operating phase will commence upon the agreement by both parties at the completion of the pilot project phase. We are currently seeking to obtain additional service contracts in the U.S. and the Middle East market and are considering strategic alternatives including the possible sale of certain of our assets.

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

     In March 2003 the Company received the first draw under a $1,500,000 long-term loan agreement. The loan is to be funded in three $500,000 draws (less $40,000 in origination fees associated with each draw). The Company received the first draw under this agreement on March 20, 2003 and will receive two additional draws on May 15, 2003; and August 15, 2003. The loan is collateralized by three ITD units and bears interest at a stated rate of 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. In connection with this long-term loan, the Company issued 1,500,000 warrants to purchase shares of common stock at an exercise price of $0.01 per share and these warrants were valued at $345,000. The loan origination fees and warrants resulted in an effective interest rate on the loan of approximately 35% per year.

     The company expects that its existing cash reserves, cash flows from operations, and financing of March 2003 will be sufficient to cover the Company's cash requirements for 2003. However, there can be no assurance that existing sources of cash will cover the Company's 2003 cash flow requirements.

     The Company's predecessor auditor included an explanatory paragraph in their auditor's report on the Company's consolidated financial statements, as of December 31, 2001 and for the two years in the period then ended, describing the uncertainty about the Company's ability to continue as a going concern. The Company's current auditors issued an unqualified opinion and did not include a going concern explanatory paragraph in connection with their audit of the Company's 2002 financial statements.

     The functional currency of our foreign operations is the U.S. dollar because customer invoicing, customer receivables, imported equipment and many of the operating cost factors are denominated in U.S. dollars. We plan to continue to implement the same approach to minimize our risks associated with foreign exchange fluctuation and its affect on our profitability.

ITEM 3.  CONTROLS  AND  PROCEDURES

          James S. Percell, our Chief Executive Officer and Michael D. Thompson, our Chief Financial Officer, have concluded that that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II  -  OTHER  INFORMATION


ITEM 1.  LEGAL  PROCEEDINGS

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; In the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite's lawsuit alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringed on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite is seeking a declaratory judgement that it does not infringe on either the Heuer or Reynolds patents. OnSite is also seeking damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the court finds appropriate. The Defendants have filed an answer asserting that they do not infringe on OnSite's patent and that such patent is invalid. The Defendants' denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents, has been rejected by the court. This case is in the early stages of discovery.

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. On information and belief, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such alleged false, deceptive and malicious statements, WCS terminated its contract with OnSite. In August 2000, Duratherm, Inc. filed suit against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which suit was subsequently dismissed with prejudice by the United States District Judge. OnSite alleges that such suit was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. In February, 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C., (for purposes of injunctive relief). The causes of action alleged by OnSite against the Defendants are (i) interference with contract; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the thermal desorption units. The Defendants in this litigation, other than John C. Hilliard, have filed an answer denying the allegations contained in OnSite's petition. This case is in the early stages of discovery.


ITEM 5. OTHER INFORMATION

     In May, 2003 the Company issued 632,947 shares of common stock as a result of the exercise of a portion of the warrant agreements described in Footnote 8 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)      Reports  on  Form  8-K

                  None during the period ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL SAFEGUARDS, INC.



Date:     May 15,  2003                        By:  /s/  James  S.  Percell
                                               James  S.  Percell,
                                               President



Date:     May 15,  2003                        By:  /s/  Michael  D.  Thompson
                                               Michael D. Thompson,
                                               Chief Financial Officer




                                 CERTIFICATIONS

I,  James  S.  Percell,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Environmental Safeguards, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May  15,  2003                   By:  /s/  James  S.  Percell
                                                James  S.  Percell
                                                Chief  Executive  Officer

I,  Michael  D.  Thompson,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Environmental Safeguards, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  15,  2003                     By:  /s/  Michael  D.  Thompson
                                               Michael  D.  Thompson
                                               Chief  Financial  Officer

Certification  of  Chief  Executive  Officer  of  Environmental Safeguards, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
----------

I, James S. Percell, the Chief Executive Officer of Environmental Safeguards, Inc. hereby certify that Environmental Safeguards, Inc.'s periodic report on Form 10-QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Environmental Safeguards, Inc.

Date:  May  15,  2003                      By:  /s/  James  S.  Percell
                                                James  S.  Percell
                                                Chief  Executive  Officer





Certification  of  Chief  Financial  Officer  of  Environmental Safeguards, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
----------


I, Michael D. Thompson, the Chief Financial Officer of Environmental Safeguards, Inc. hereby certify that Environmental Safeguards, Inc.'s periodic report on Form 10-QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Environmental Safeguards, Inc.


Date:  May  15,  2003                         By:  /s/  Michael  D.  Thompson
                                                   Michael  D.  Thompson
                                                   Chief  Financial  Officer