Form 10QSB
period 2003-06-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2003-08-13
CIK 1017616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED:    JUNE  30,  2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        COMMISSION  FILE  NUMBER:    001-13869

                         ENVIRONMENTAL SAFEGUARDS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                             87-0429198
  (STATE OR OTHER JURISDICTION                               (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

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

                               Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT AUGUST 1, 2003, APPROXIMATELY 10,745,091 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE):

                               Yes [ ]      No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

PART  I  --    FINANCIAL  INFORMATION

Item  1.       Financial  Statements

               Consolidated Condensed Balance Sheet as of June 30, 2003 (unaudited) and December 31, 2002.

               Unaudited Consolidated Condensed Statement of Operations for the three months and six months ended June 30, 2003 and 2002.

               Unaudited Consolidated Condensed Statement of Stockholders' Equity for the six months ended June 30, 2003.

               Unaudited Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2003 and 2002.

               Selected Notes to Unaudited Consolidated Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3.       Controls  and  Procedures

PART  II  --   OTHER  INFORMATION

Item  1        Legal  Proceedings

Item  2        Changes  in  Securities

Item  4        Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  6.       Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM  1.       FINANCIAL  STATEMENTS



                         ENVIRONMENTAL SAFEGUARDS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   __________
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           JUNE 30,
                                                             2003      DECEMBER 31,
     ASSETS                                               (UNAUDITED)     2002
     ------                                              ------------  ------------
Current assets:
  Cash and cash equivalents                               $       303   $     97
  Accounts receivable                                             381         97
  Prepaid expenses                                                144        173
                                                          ------------  ---------

    Total current assets                                          828        367

Property and equipment, net                                     5,272      5,506
Intangible asset - acquired engineering design
  and technology, net                                           1,001      1,203
Other assets                                                        2          3
                                                          ------------  ---------

      Total assets                                        $     7,103   $  7,079
                                                          ============  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable to related parties                        $       250   $    250
  Accounts payable                                                107         31
  Dividends payable                                               733        617
  Accrued interest                                                125         63
  Other accrued liabilities                                       784        592
                                                          ------------  ---------

    Total current liabilities                                   1,999      1,553

Long-term debt                                                    575          -

Minority interest                                               1,930      1,943

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001
    par value (aggregate liquidation value - $2,898);
    5,000,000 shares authorized; 2,733,686 shares issued
    and outstanding                                                 3          3
  Preferred stock; Series D convertible, non-voting,
    cumulative $.001 par value (aggregate liquidation
    value $4,000); 400,000 shares authorized, issued and
    outstanding                                                     1          1
  Common stock; $.001 par value;  50,000,000 shares
    authorized; 10,112,144 shares issued and outstanding           10         10
  Additional paid-in capital                                   15,332     14,981
  Accumulated deficit                                         (12,747)   (11,412)
                                                          ------------  ---------

    Total stockholders' equity                                  2,599      3,583
                                                          ------------  ---------

      Total liabilities and stockholders' equity          $     7,103   $  7,079
                                                          ============  =========


     The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.



                          ENVIRONMENTAL SAFEGUARDS, INC.
             UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   __________
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             THREE  MONTHS        SIX  MONTHS
                                            ENDED  JUNE  30,    ENDED  JUNE  30,
                                           -----------------   -----------------
                                             2003      2002      2003      2002
                                           -------   -------   -------   -------
Revenue                                    $   470   $   237   $   523   $   739
Cost of revenue                                307       454       526     1,389
                                           -------   -------   -------   -------

  Gross margin                                 163      (217)       (3)     (650)

Selling, general and administrative
  expenses                                     470       521       932     1,181
Amortization of intangible asset-
  acquired engineering design and
  technology                                   102       102       204       204
Research and development                        15         5        30        20
                                           -------   -------   -------   -------

    Loss from operations                      (424)     (845)   (1,169)   (2,055)

Interest income                                  -         1         -         2
Interest expense                               (45)       (6)      (63)      (12)
Other                                            -        (2)        -        (3)
                                           -------   -------   -------   -------

Loss before provision for income taxes
  and minority interest                       (469)     (852)   (1,232)   (2,068)

Benefit (provision) for income taxes             -        79         -        79
                                           -------   -------   -------   -------

Loss before minority interest                 (469)     (773)   (1,232)   (1,989)

Minority interest                                7        31        13        69
                                           -------   -------   -------   -------

Net loss                                   $  (462)  $  (742)  $(1,219)  $(1,920)
                                           ========  ========  ========  ========

Net loss applicable to common stock-
  holders                                  $  (520)  $  (805)  $(1,335)  $(2,045)
                                           ========  ========  ========  ========

Net loss per share-basic and diluted       $ (0.05)  $ (0.08)  $ (0.12)  $ (0.20)
                                           ========  ========  ========  ========

Weighted average shares outstanding-basic
  and diluted                               10,745    10,112    10,745    10,112
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

                                              ENVIRONMENTAL SAFEGUARDS, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        __________
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                                                  TOTAL
                                                    SERIES B    SERIES D            ADDITIONAL                    STOCK-
                                                   PREFERRED   PREFERRED   COMMON     PAID-IN     ACCUMULATED    HOLDERS'
                                                     STOCK       STOCK      STOCK     CAPITAL       DEFICIT       EQUITY
                                                   ----------  ----------  -------  -----------  -------------  ----------
Balance as of December 31, 2002                    $        3  $        1  $    10  $    14,981  $    (11,412)  $   3,583

Issuance of a warrant to purchase
  1,500,000 shares of common stock
  in connection with long-term
  debt (Note 4)                                             -           -        -          345             -         345

Exercise of warrants to purchase 632,947
  shares of common stock at $0.01 per share                 -           -        -            6        -                6

Dividends on Series D Preferred stock                       -           -        -            -          (116)       (116)

Net loss                                                    -           -        -            -        (1,219)     (1,219)
                                                   ----------  ----------  -------  -----------  -------------  ----------

Balance as of June 30, 2003                        $     -  3  $        1  $    10  $    15,332  $    (12,747)  $   2,599
                                                   ==========  ==========  =======  ===========  =============  ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________
                                 (IN THOUSANDS)

                                                            SIX  MONTHS
                                                          ENDED  JUNE  30,
                                                         ------------------
                                                           2003      2002
                                                         --------  --------
Cash flows from operating activities:
  Net loss                                               $(1,219)  $(1,920)
  Adjustment to reconcile net loss to net cash provided
    by operating activities                                  499     1,557
                                                         --------  --------

      Net cash used by operating activities                 (720)     (363)
                                                         --------  --------

Cash flows from investing activities:
  Purchases of equipment                                       -      (101)
                                                         --------  --------

      Net cash used by investing activities                    -      (101)
                                                         --------  --------

Cash flows from financing activities:
  Net proceeds from note payable                             920         -
  Proceeds from sale of common stock upon exercise
    of warrants                                                6         -
                                                         --------  --------

      Net cash provided by financing activities              926         -
                                                         --------  --------

Net increase (decrease) in cash and cash equivalents         206      (464)

Cash and cash equivalents, beginning of period                97       798
                                                         --------  --------

Cash and cash equivalents, end of period                 $   303   $   334
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

     BACKGROUND  AND  2001  CIRCUMSTANCES

     Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption ("ITD") recycling process. The Company's efforts have been focused on the development, production and sale of environmental recycling technologies and services to oil and gas industry participants, waste management companies and other industrial customers. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD technology. In 1995, the Company formed Onsite Technology, L.L.C. with a 50% partner, Parker Drilling Company ("Parker"). In 1997, the company purchased Parker's 50% interest for $8,000,000 and repaid a loan of $3,000,000 from an affiliate of Parker. The sources of funds for the acquisition came from the issuance of Series B and C Preferred Stock and a secured loan of $6,000,000. The Series C Preferred Stock was exchanged for Series D Preferred Stock in 2000.

     With the exception of the profitability impact from the Company's sale of three ITD units and certain licensing rights in late 2001 (as noted below), the Company has incurred recurring net losses and has been dependent on revenue from a limited customer base to provide cash flows. These factors were the basis for the Company's predecessor auditor's conclusion that at December 31, 2001, substantial doubt existed about the Company's ability to continue as a going concern.

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

     NEW DEVELOPMENTS IN 2003

     In January and March 2003, the Company entered into two important agreements that management believes will provide cash resources sufficient to cover the Company's 2003 cash requirements. The first agreement is a processing contract with a major waste management and disposal contractor as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The contract is currently in the long term operation phase. The second agreement is a $1,500,000 long-term debt arrangement collateralized by certain of the Company's ITD units. (See Note 4)

     OTHER

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

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________


3.     INCOME  TAXES,  CONTINUED
       -------------------------

                                       THREE  MONTHS      SIX  MONTHS
                                      ENDED  JUNE  30,  ENDED  JUNE  30,
                                     -----------------  ----------------
                                       2003      2002     2003     2002
                                     --------  -------  -------  -------
     Federal statutory rate             (34)%    (34)%    (34)%    (34)%
     Change in valuation allowance       34       34       34       34
                                     --------  -------  -------  -------

                                          - %      - %      - %      - %
                                     ========  =======  =======  =======

     As of June 30, 2003, for U.S. federal income tax reporting purposes, the Company has approximately $ 8,000,000 of unused net operating losses ("NOLs") to future years. The Company's NOLs do not include the undistributed losses from certain controlled foreign corporations. The benefit from such NOLs will expire during the years ending December 31, 2017 to 2023. Because U.S. federal income tax laws limit the time during which NOLs may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Based on such limitation, the Company has significant NOLs for which realization of tax benefits is uncertain. The benefit from utilization of NOLs could be subject to limitations if material ownership changes occur in the Company.


4.   LONG-TERM  DEBT
     ---------------

     In March 2003 the Company received the first draw under a $1,500,000 long-term loan agreement. The loan is to be funded in three $500,000 draws (less $40,000 in origination fees associated with each draw). The Company has received $1,000,000 of the funding under this agreement as of June 30, 2003. The loan is collateralized by three ITD units and bears interest at a stated rate of 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. In connection with this long-term loan, the Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share and these warrants were valued at $345,000. The loan origination fees and warrants results in an effective interest rate on the loan of approximately 35% per year. (See Note 10)

     Long-term debt as of June 30, 2003 consists of amounts due under the long-term debt agreement as described in the previous paragraph. The long-term debt has an original face value of $1,000,000 and is carried net of unamortized loan costs of approximately $425,000 as of June 30, 2003. Such loan costs are being amortized over the term of the long-term debt using the interest method.

     Following is an analysis of long-term debt as of June 30, 2003, (In thousands):

     Contractual  balance                                          $  1,000

     Less  unamortized  loan  costs                                   (425)
                                                                    -------

          Long-term  debt                                               575

     Less  current  maturities                                            -
                                                                     ------

          Long-term  debt,  net  of  current  portion               $   575
                                                                    =======

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________


5.   LOSS  PER  SHARE
     ----------------

     The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and six months ended June 30, 2003 and 2002 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 22,921,334 shares at June 30, 2003) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is a reconciliation of net loss to the net loss available to common stockholders:

                                 THREE  MONTHS  ENDED       SIX  MONTHS  ENDED
                                        JUNE  30,                JUNE  30,
                                   -----------------       ---------------------
                                    2003       2002          2003         2002
                                   ------     ------       --------     --------
                                    (IN  THOUSANDS)           (IN  THOUSANDS)
     Net loss                      $(462)     $(742)       $(1,219)     $(1,920)
     Series D preferred stock
       dividends                     (58)       (63)          (116)        (125)
                                   ------     ------       --------     --------

     Net loss available to common
       stockholders                $(520)     $(805)       $(1,335)     $(2,045)
                                   ======     ======       ========     ========

6.   SEGMENT  INFORMATION
     --------------------

     The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

Following  is  a  summary  of  segment  information:

                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                ------------------------  ------------  -----------
                                   2003         2002          2003         2002
                                ----------  ------------  ------------  -----------
                                     (IN THOUSANDS)             (IN THOUSANDS)
Revenue:
 United States                  $     470   $         -   $523     $-
 Latin America                          -           237             -          739
                                ----------  ------------  ------------  -----------

    Total revenue               $     470   $       237   $       523   $      739
                                ==========  ============  ============  ===========

Loss from operations:
  United States                 $    (330)  $      (716)  $    (1,003)  $   (1,676)
  Latin America                        (5)           (7)          (11)        (136)
  Middle East                         (14)          (63)          (26)        (139)
  Corporate                           (75)          (59)         (129)        (104)
                                ----------  ------------  ------------  -----------

    Total loss from operations  $    (424)  $      (845)  $    (1,169)  $   (2,055)
                                ==========  ============  ============  ===========


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________


6.   SEGMENT  INFORMATION,  CONTINUED
     --------------------------------

                                                            JUNE 30,   DECEMBER
                                                              2003     31, 2002
                                                            ---------  ---------
                                                               (IN THOUSANDS)
     Assets:
       United States                                        $   3,497  $   3,400
       Latin America                                              201        228
       Middle East                                              3,393      3,397
       Corporate                                                   12         54
                                                            ---------  ---------

         Total assets                                       $   7,103  $   7,079
                                                            =========  =========


7.   REVENUE
     -------

     During the three months and six months ended June 30, 2003, service revenue was derived from full-service contract utilization of ITD units owned by the Company. During the three months and six months ended June 30, 2002, revenue was derived from an operations and maintenance contract covering the three ITD units sold to a customer in Mexico in the fourth quarter of 2001.


8.   SUPPLEMENTAL  NON-CASH  TRANSACTIONS
     ------------------------------------

                                                             SIX  MONTHS  ENDED
                                                                  JUNE  30,
                                                            --------------------
                                                              2003         2002
                                                            -------      -------
                                                               (IN THOUSANDS)
     Dividends declared but not yet paid                    $   116      $   125

     Stock warrants issued to obtain long-term debt         $   345      $     -


9.   LITIGATION
     ----------

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; In the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite's lawsuit alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringed on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite is seeking a declaratory judgement that it does not infringe on either the Heuer or Reynolds patents. OnSite is also seeking damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the court finds appropriate. The Defendants have filed an answer asserting that they do not infringe on OnSite's patent and that such patent is invalid. The Defendants' denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents, has been rejected by the court. The defendants have not alleged in their pleadings that OnSite infringes on either patent. This case is in the early stages of discovery. An opposed motion is pending by Duratherm to amend its counterclaim.

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________

9.   LITIGATION,  CONTINUED
     ----------------------

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. OnSite alleges that, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite also alleges that suit filed by Duratherm in August 2000, Inc. for patent infringement against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which was subsequently dismissed with prejudice by the United States District Judge, was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such alleged false, deceptive and malicious statements, WCS terminated its contract with OnSite. In February 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a contract or prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C. The causes of action alleged by OnSite against the Defendants are (i) interference with contract and prospective business relations; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs, and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the thermal desorption units. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition. This case is in the early stages of discovery.


10.   RELATED  PARTY  TRANSACTIONS
      ----------------------------

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

     In March 2003 the Company obtained a loan of $1,500,000 (See Footnote 4). The Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share in connection with this loan. This transaction resulted in the lender becoming a related party and the beneficial owner of 12% of the Company's common stock, although none of the warrants have been exercised as of August 1, 2003.

     In January 2003, the Company signed a contract to process various waste streams with an entity affiliated with the lender described in the previous paragraph.

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

     As of July 2003, we own five ITD units outright, and have an interest in two additional units in our 50%-owned subsidiary Onsite Arabia, Inc. Of the five fully-owned units, one is in operation and four are available for contract operations. The two 50%-owned units are available for contract operations in the Arabian Gulf region.

QUARTERLY  FLUCTUATIONS

     Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

RESULTS  OF  OPERATIONS

COMPARISON  OF  OPERATING  RESULTS  -  THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     Summary. During the second quarter of 2003, we incurred a net loss of $462,000 as compared to a 2002 second quarter net loss of $742,000. The loss for both periods was principally due to insufficient equipment utilization, along with offsetting expenses as noted below.

     Revenue and Gross Margin. Revenue of $470,000 during the second quarter of 2003 generated $163,000 of gross margin as compared to revenue of $237,000 and negative gross margin of $217,000 in the comparable 2002 quarter. The increase in revenue and improvement in gross margin were mainly due to a contract for an ITD unit to process various waste streams in the second quarter of 2003 as compared to an operations and maintenance contract in the same quarter of 2002.

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the second quarter of 2003 were lower than the comparable quarter in 2002 primarily due to the closing of substantially all of our foreign operations and a general reduction in domestic SGA expenses resulting from cost controls.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Interest Expense. During the second quarter of 2003, interest expense of $45,000 relating to deferred preferred stock dividend, our long term debt and note payable to related parties compares to interest expense of $6,000 primarily on deferred preferred stock dividends for the second quarter of 2002.

     Income Taxes. There were no tax provision effects in the second quarter of 2003. During the second quarter of 2002 we reported a net tax benefit related to the recovery of alternative minimum taxes provided at December 31, 2001. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the second quarter of 2003 and 2002 relates to our 50% minority partner's interest in the net loss of OnSite Arabia.

COMPARISON  OF  OPERATING  RESULTS  -  SIX  MONTHS  ENDED JUNE 30, 2003 AND 2002

          Summary. During the six months ended June 30, 2003, we incurred a net loss of $1,219,000 as compared to a 2002 net loss of $1,920,000. The loss for both periods was principally due to insufficient equipment utilization, along with operating expenses as noted below.

          Revenue and Gross Margin. Revenue of $523,000 during the first six months of 2003 generated $3,000 of negative gross margin as compared to revenue of $739,000 and negative gross margin of $650,000 in the comparable 2002 period. The decrease in revenue and the improvement in gross margin were mainly due to the fact that in the first six months of 2002 all of our revenue was derived from an operations and maintenance contract (covering the three units sold in the latter part of 2001 to a Mexican client) compared with an average of 0.6 units under full-service contract operations in the first six months of 2003.

          Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first six months of 2003 were lower than the comparable six months in 2002 primarily due to foreign operation close-down and a general reduction in SGA expenses.

          Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

          Interest Expense. During the first six months of 2003, interest expense of $63,000 relating to deferred preferred stock dividend, our long term debt, and note payable to related parties compares to interest expense primarily on deferred preferred stock dividend of $12,000 for the first six months of 2002

          Income Taxes. We have reported a tax benefit in the first six months of 2002 related to the recovery of alternative minimum taxes provided at December 31, 2001. During both comparative six month periods we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

Minority Interest. Minority interest for the first six months of 2003 and 2002 relates to our 50% minority partner's interest in the net loss of OnSite Arabia.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL
-------

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

          We expect that our existing cash reserves, cash flows from operations, and our borrowing of $1,500,000 in March 2003 will be sufficient to cover our cash requirements for 2003. However, there can be no assurance that existing sources of cash will cover our 2003 cash flow requirements.

          The functional currency of our foreign operations is the U.S. dollar because customer invoicing, customer receivables, imported equipment and many of the operating cost factors are denominated in U.S. dollars. We plan to continue to implement the same approach to minimize our risks associated with foreign exchange fluctuation and its affect on our profitability.

OPERATIONS
----------

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

FINANCING
---------

          During July 2002, we obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L. P. and Strategic Associates, L.P.
These  loans  bear  interest  at  12%  per  year  and are due in September 2003.

          During March 2003, we obtained a loan of $1,500,000 from a private investor group. The loan is to be funded in three $500,000 fundings on March 20, 2003; May 15, 2003; and July 15, 2003. As of June 30, 2003, $1,000,000 of the
funding has been received. The loan is collateralized by three ITD units and bears interest at 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. Warrants to purchase 1,500,000 shares of our common stock at a price of $0.01 were issued in connection with this loan.

          If we default on the $1,500,000 loan and if the lender forecloses on the collateral, we would be left with only two ITD Units in the U.S. The loss of the three ITD Units would (i) greatly reduce our capacity to serve customers in the U.S., (ii) would put a limit on the potential revenue we could achieve in the U.S., and (iii) would create an additional competitor in the U.S.

AUDIT  OPINIONS
---------------

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

BACKGROUND AND 2001 CIRCUMSTANCES
---------------------------------

     Since its inception, the Company has expended a significant portion of its resources to develop markets and industry awareness of the capabilities of its indirect thermal desorption ("ITD") recycling process. The Company's efforts have been focused on the development, production and sale of environmental recycling technologies and services to oil and gas industry participants, waste management companies and other industrial customers. The Company's efforts to develop markets and produce equipment have required significant amounts of capital including long-term debt secured by the Company's ITD units and related ITD technology. In 1995, the Company formed Onsite Technology, L.L.C. with a 50% partner, Parker Drilling Company ("Parker"). In 1997, the company purchased Parker's 50% interest for $8,000,000 and repaid a loan of $3,000,000 from an affiliate of Parker. The sources of funds for the acquisition came from the issuance of Series B and C Preferred Stock and a secured loan of $6,000,000. The Series C Preferred Stock was exchanged for Series D Preferred Stock in 2000.

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

NEW  DEVELOPMENTS  IN  2003
---------------------------

          In January and March 2003, the Company entered into two important agreements that management believes will provide cash resources sufficient to cover the Company's 2003 cash requirements. The first agreement is a processing contract with a major waste management and disposal contractor as disclosed in Footnote 14 to the December 31, 2002 Financial Statements. The contract is currently in the long term operation phase. The second agreement is a $1,500,000 long-term debt arrangement collateralized by certain of the Company's ITD units.

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

PART  II  -  OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

          In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; In the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite's lawsuit alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringed on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite is seeking a declaratory judgement that it does not infringe on either the Heuer or Reynolds patents. OnSite is also seeking damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the court finds appropriate. The Defendants have filed an answer asserting that they do not infringe on OnSite's patent and that such patent is invalid. The Defendants' denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents, has been rejected by the court. The defendants have not alleged in their pleadings that OnSite infringes on either patent. This case is in the early stages of discovery. An opposed motion is pending by Duratherm to amend its counterclaim.

          In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. OnSite alleges that, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite Alleges that a suit filed by Duratherm in August 2000, for patent infringement against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which was subsequently dismissed with prejudice by the United States District Judge, was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such alleged false, deceptive and malicious statements, WCS terminated its contract with OnSite. In February 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a contract or prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C. The causes of action alleged by OnSite against the Defendants are (i) interference with contract and prospective business relations; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs, and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the thermal desorption units. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition.
This  case  is  in  the  early  stages  of  discovery.

ITEM  2.  CHANGES  IN  SECURITIES

          During the three month period ended June 30, 2003, we issued unregistered securities in transaction summarized below.

     The following transaction was effected on reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof or, upon exemptions from registration under the Act as provided in Regulation D thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with this transaction.

In May 2003, we issued a total of 632,947 shares of our common stock to Cahill Warnock Strategic Partners Fund, L. P. and Strategic Associates L. P. as part of the exercise of warrants to purchase our common Stock at an exercise price of $0.01 per share. The warrants were a portion of the warrants issued in 1997, 2000, and 2001 to the holders of our senior debt. We received $6,329 upon the exercise of the warrants We issued these securities in reliance on Section 4(2) of the Act. This transaction did not involve a public offering. The investor was knowledgeable about our operations and financial condition. We believe that the investor had knowledge and experience in financial and business matters that allowed it to evaluate the merits and risk of receipt of these securities

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          Our annual meeting of stockholders was held in Houston, Texas on May 22, 2003 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition to our solicitation.

          The holders of common stock approved the election of the following four directors, each to serve for a term of one year by the following vote:

                            Votes For  Votes Against  Abstaining
     James S. Percell       7,796,861              0     281,041
     Bryan Sharp            7,797,861              0     280,041
     Albert M. Wolford      7,797,861              0     280,041
     Thomas R. Bray         7,797,861              0     280,041

     The holders of Series B Convertible Stock approved the election of the following director, to serve for a term of one year by the following vote:

                            Votes For  Votes Against  Abstaining

     David L. Warnock       2,733,686              0           0

     The holders of voting stock ratified the appointment of Ham, Langston & Brezina, LLP as our independent accountants for the fiscal year ending December 31, 2003 by the following vote:

     Votes  For                                                       10,740,990
     Votes  Against                                                       33,500
     Abstaining                                                           37,098

     The holders of voting stock did not approve the amendment to The 1998 Stock Option Plan by the following vote:

     Votes  For                                                        3,617,319
     Votes  Against                                                      331,012
     Abstaining                                                        6,863,257

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)          Reports  on  Form  8-K

     On April 15, 2003 we filed a report on Form 8-K which included information under Item 12 "Results of Operations and Financial Condition".

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL SAFEGUARDS, INC.


Date:     August  13,  2003                    By:  /s/  James  S.  Percell
                                                    James  S.  Percell,
                                                    President


Date:     August  13,  2003                    By:  /s/  Michael  D.  Thompson
                                                    Michael D. Thompson,
                                                    Chief Financial Officer


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

Date:     August  13,  2003                    By:  /s/  James  S.  Percell
                                                    James  S.  Percell
                                                    Chief  Executive  Officer

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

Date:  August  13,  2003                       By:  /s/  Michael  D.  Thompson
                                                    Michael  D.  Thompson
                                                    Chief  Financial  Officer

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

Date:  August  13,  2003                       By:  /s/  James  S.  Percell
                                                    James  S.  Percell
                                                    Chief  Executive  Officer


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


Date:  August  13,  2003                       By:  /s/  Michael  D.  Thompson
                                                    Michael  D.  Thompson
                                                    Chief  Financial  Officer