Form 10QSB/A
period 2003-06-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2003-09-08
CIK 1017616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
                               Amendment Number 1


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


     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-14(b) or Rule 15d-14(b) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K


(A)          Exhibits

     Exhibit 31.1 - Certification of Chief Executive Officer of Environmental Safeguards, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 - Certification of Chief Financial Officer of Environmental Safeguards, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 -- Certification of Chief Executive Officer of Environmental Safeguards, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
Section  1350  of  18  U.S.C.  63.

     Exhibit 32.2 -- Certification of Chief Financial Officer of Environmental Safeguards, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
Section  1350  of  18  U.S.C.  63.


(B)          Reports  on  Form  8-K

     On April 15, 2003 we filed a report on Form 8-K which included information under Item 12 "Results of Operations and Financial Condition".

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL SAFEGUARDS, INC.



Date:   September  8,  2003                    By:  /s/  James  S.  Percell
                                                    James  S.  Percell,
                                                    President


Date:   September  8,  2003                    By:  /s/  Michael  D.  Thompson
                                                    Michael D. Thompson,
                                                    Chief Financial Officer