Form 10QSB
period 2003-09-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2003-11-14
CIK 1017616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  QUARTERLY  PERIOD  ENDED:    SEPTEMBER  30,  2003

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

                               Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT NOVEMBER 1, 2003, APPROXIMATELY 10,745,091 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              Yes [ ]      No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

PART  I  --  FINANCIAL  INFORMATION

Item  1.     Financial  Statements

             Consolidated Condensed Balance Sheet as of September 30, 2003 (unaudited) and December 31, 2002.

             Unaudited Consolidated Condensed Statement of Operations for the three months and nine months ended September 30, 2003 and 2002.

             Unaudited Consolidated Condensed Statement of Stockholders' Equity for the nine months ended September 30, 2003.

             Unaudited Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2003 and 2002.

             Selected Notes to Unaudited Consolidated Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3.     Controls  and  Procedures


PART II  --  OTHER  INFORMATION

Item  1.     Legal  Proceedings

Item  6.     Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                         ENVIRONMENTAL SAFEGUARDS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   ----------

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         SEPTEMBER 30,
                                                             2003        DECEMBER 31,
     ASSETS                                               (UNAUDITED)        2002
     ------                                               ------------  --------------
Current assets:
  Cash and cash equivalents                               $       548   $          97
  Accounts receivable                                             400              97
  Prepaid expenses                                                153             173
                                                          ------------  --------------

    Total current assets                                        1,101             367

Property and equipment, net                                     5,157           5,506
Intangible asset - acquired engineering design
  and technology, net                                             899           1,203
Other assets                                                        2               3
                                                          ------------  --------------

      Total assets                                        $     7,159   $       7,079
                                                          ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable to related parties                        $       250   $         250
  Current portion of Long-term debt                               152               -
  Accounts payable                                                135              31
  Dividends payable                                               789             617
  Accrued interest                                                135              63
  Other accrued liabilities                                       792             592
                                                          ------------  --------------

    Total current liabilities                                   2,253           1,553

Long-term debt                                                    849               -

Minority interest                                               1,925           1,943

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001
    par value (aggregate liquidation value - $2,898);
    5,000,000 shares authorized; 2,733,686 shares issued
    and outstanding                                                 3               3
  Preferred stock; Series D convertible, non-voting,
    cumulative $.001 par value (aggregate liquidation
    value $4,000); 400,000 shares authorized, issued and
    outstanding                                                     1               1
  Common stock; $.001 par value;  50,000,000 shares
    authorized; 10,745,091 shares issued and outstanding           10              10
  Additional paid-in capital                                   15,332          14,981
  Accumulated deficit                                         (13,214)        (11,412)
                                                          ------------  --------------

    Total stockholders' equity                                  2,132           3,583
                                                          ------------  --------------

      Total liabilities and stockholders' equity          $     7,159   $       7,079
                                                          ============  ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   -----------

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                 THREE MONTHS                NINE MONTHS
                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                           -------------------------  -------------------------
                                              2003          2002          2003         2002
                                           -----------  ------------  ------------  -----------
Revenue                                    $      600   $        69   $     1,123   $      808
Cost of revenue                                   348           352           874        1,741
                                           -----------  ------------  ------------  -----------

  Gross margin                                    252          (283)          249         (933)

Selling, general and administrative
  expenses                                        458           305         1,390        1,486
Amortization of intangible asset-
  acquired engineering design and
  technology                                      102           102           306          306
Research and development                           15             5            45           25
                                           -----------  ------------  ------------  -----------

    Loss from operations                         (323)         (695)       (1,492)      (2,750)

Interest income                                     -             -             -            2
Interest expense                                  (93)          (16)         (156)         (28)
Other                                               -             -             -           (3)
                                           -----------  ------------  ------------  -----------

Loss before provision for income taxes
  and minority interest                          (416)         (711)       (1,648)      (2,779)

Benefit (provision) for income taxes                -                           -           79
                                           -----------  ------------  ------------  -----------

Loss before minority interest                    (416)         (711)       (1,648)      (2,700)

Minority interest                                   5            19            18           88
                                           -----------  ------------  ------------  -----------

Net loss                                   $     (411)  $      (692)  $    (1,630)  $   (2,612)
                                           ===========  ============  ============  ===========

Net loss applicable to common stock-
  holders                                  $     (467)  $      (757)  $    (1,802)  $   (2,802)
                                           ===========  ============  ============  ===========

Net loss per share-basic and diluted       $    (0.04)  $     (0.07)  $     (0.17)  $    (0.28)
                                           ===========  ============  ============  ===========

Weighted average shares outstanding-basic
  and diluted                                  10,745        10,112        10,745       10,112
                                           ===========  ============  ============  ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                        ENVIRONMENTAL SAFEGUARDS, INC.

                              CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY

                                                 ------------

                                  (IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS)


                                                                                                                    TOTAL
                                                      SERIES B    SERIES D             ADDITIONAL                   STOCK-
                                                     PREFERRED   PREFERRED   COMMON     PAID-IN      ACCUMULATED   HOLDERS'
                                                       STOCK       STOCK      STOCK     CAPITAL        DEFICIT      EQUITY
                                                     ----------  ----------  -------  ------------  -------------  ---------
Balance as of December 31, 2002                      $        3  $        1  $    10  $     14,981  $    (11,412)  $  3,583

Issuance of a warrant to purchase
  1,500,000 shares of common stock
  in connection with long-term
  debt (Note 4)                                               -           -        -           345             -        345

Exercise of warrants to purchase 632,947
  shares of common stock at $0.01 per share                   -           -        -             6             -          6
  dividends on Series D Preferred stock                       -           -        -             -          (172)      (172)

Net loss                                                      -           -        -             -        (1,630)    (1,630)
                                                     ----------  ----------  -------  ------------  -------------  ---------

Balance as of September 30, 2003                     $   -    3  $        1  $    10  $     15,332  $    (13,214)  $  2,132
                                                     ==========  ==========  =======  ============  =============  =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   ----------

                                 (IN THOUSANDS)


                                                                NINE MONTHS
                                                            ENDED SEPT EMBER 30,
                                                         -------------------------
                                                             2003         2002
                                                         ------------  -----------
Cash flows from operating activities:
  Net loss                                               $    (1,630)  $   (2,612)
  Adjustment to reconcile net loss to net cash provided
    by operating activities                                      771        2,102
                                                         ------------  -----------

      Net cash used by operating activities                     (859)        (510)
                                                         ------------  -----------

Cash flows from investing activities:
  Purchases of equipment                                           -         (104)
                                                         ------------  -----------

      Net cash used by investing activities                        -         (104)
                                                         ------------  -----------

Cash flows from financing activities:
  Net proceeds from note payable                               1,388            -
  Net proceeds from note payable to related party                  -          250
  Payments on note payable                                       (78)           -
  Proceeds from sale of common stock upon exercise
    of warrants                                                    6            -
                                                         ------------  -----------

      Net cash provided by financing activities                1,310          250
                                                         ------------  -----------

Net increase (decrease) in cash and cash equivalents             451         (364)

Cash and cash equivalents, beginning of period                    97          798
                                                         ------------  -----------

Cash and cash equivalents, end of period                 $       548   $      434
                                                         ============  ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   -----------

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

     NEW DEVELOPMENTS IN 2003

     In January and March 2003, the Company entered into two important agreements that management believes will provide cash resources sufficient to cover the Company's 2003 cash requirements. The first agreement is a processing contract with a major waste management and disposal contractor as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The contract is currently in the long term operation phase. The second agreement is a $1,500,000 long-term debt arrangement collateralized by certain of the Company's ITD units (See Note 4).

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

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   ----------


3.   INCOME  TAXES,  CONTINUED
     -------------------------

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                               ----------------------  ---------------------
                                 2003        2002        2003        2002
                               ---------  -----------  ---------  ----------
Federal statutory rate             (34)%        (34)%      (34)%       (34)%
Change in valuation allowance       34           34         34          31
                               ---------  -----------  ---------  ----------

                                     - %          - %        - %        (3)%
                               =========  ===========  =========  ==========

     As of September 30, 2003, for U.S. federal income tax reporting purposes, the Company has approximately $7,656,000 of unused net operating losses ("NOLs") to future years. The Company's NOLs do not include the undistributed losses from certain controlled foreign corporations. The benefit from such NOLs will expire during the years ending December 31, 2017 to 2023. Because U.S. federal income tax laws limit the time during which NOLs may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Based on such limitation, the Company has significant NOLs for which realization of tax benefits is uncertain. The benefit from utilization of NOLs could be subject to limitations if material ownership changes occur in the Company.


4.   LONG-TERM  DEBT
     ---------------

     In March 2003 the Company signed a $1,500,000 long-term loan agreement. The loan is collateralized by three ITD units and bears interest at a stated
     rate of 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. In connection with this long-term loan, the Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share and these warrants were valued at $345,000. The loan origination fees and warrants results in an effective interest rate on the loan of approximately 35% per year. (See Note 10)

     In September 2003 the Company borrowed $8,000 from a financial institution to purchase a vehicle. The loan bears interest of 6.5% per year and is due in payments of $245 per month, including interest, through September 2006. The vehicle is collateral for the loan.

     Long-term debt as of September 30, 2003 consists of amounts due under the long-term debt agreements as described in the previous paragraphs. The long-term debt has an original face value of $1,508,000 and is carried net of unamortized loan costs of approximately $432,000 as of September 30, 2003. Such loan costs are being amortized over the term of the long-term debt using the interest method.

     Following is an analysis of long-term debt as of September 30, 2003 (in thousands):

     Contractual  balance                                             $  1,433

     Less  unamortized  loan  costs                                       (432)
                                                                        -------

       Long-term  debt                                                   1,001

     Less  current  maturities                                            (152)
                                                                        -------

         Long-term  debt,  net  of  current  portion                    $   849
                                                                        =======

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   -----------

5.   LOSS  PER  SHARE
     ----------------

     The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and nine months ended September 30, 2003 and 2002 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 23,333,518 shares at September 30, 2003) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is a reconciliation of net loss to the net loss available to common stockholders:

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                              ------------------------  -----------------------
                                2003         2002          2003        2002
                              ---------  -------------  ----------  -----------
                                  (IN THOUSANDS)            (IN THOUSANDS)
Net loss                      $   (411)  $       (692)  $  (1,630)  $   (2,612)
Series D preferred stock
  dividends                        (56)           (65)       (172)        (190)
                              ---------  -------------  ----------  -----------

Net loss available to common
  stockholders                $   (467)  $       (757)  $  (1,802)  $   (2,802)
                              =========  =============  ==========  ===========

6.   SEGMENT  INFORMATION
     --------------------

     The Company operates in the environmental remediation and hydrocarbon reclamation/recycling services industry. Substantially all revenue results from the sale of services using the Company's ITD units. The Company's reportable segments are based upon geographic area. All intercompany revenue and expenses have been eliminated.

     Following is a summary of segment information:

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                ------------------------  -----------------------
                                   2003         2002         2003        2002
                                -----------  -----------  ----------  -----------
                                     (IN THOUSANDS)            (IN THOUSANDS)
Revenue:
  United States                 $      600   $        -   $   1,123   $        -
  Latin America                          -           66           -          805
                                -----------  -----------  ----------  -----------

    Total revenue               $      600   $       66   $   1,123   $      805
                                ===========  ===========  ==========  ===========

Loss from operations:
  United States                 $     (246)  $     (600)  $  (1,249)  $   (2,276)
  Latin America                          -           12         (11)        (124)
  Middle East                          (10)         (37)        (36)        (176)
  Corporate                            (67)         (70)       (196)        (174)
                                -----------  -----------  ----------  -----------

    Total loss from operations  $     (323)  $     (695)  $  (1,492)  $   (2,750)
                                ===========  ===========  ==========  ===========

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   -----------

6.   SEGMENT  INFORMATION,  CONTINUED
     --------------------------------

                                      SEPTEMBER    DECEMBER
                                       30, 2003    31, 2002
                                      ----------  ----------
                                           (IN THOUSANDS)
Assets:
  United States                       $    3,555  $    3,402
  Latin America                              201         228
  Middle East                              3,393       3,397
  Corporate                                   10          52
                                      ----------  ----------

    Total assets                      $    7,159  $    7,079
                                      ==========  ==========

7.   REVENUE
     -------

     During the three months and nine months ended September 30, 2003, service revenue was derived from full-service contract utilization of ITD units owned by the Company. During the three months and nine months ended September 30, 2002, revenue was derived from an operations and maintenance contract covering the three ITD units sold to a customer in Mexico in the fourth quarter of 2001.


8.   SUPPLEMENTAL NON-CASH TRANSACTIONS
     ----------------------------------

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                ----------------------
                                                   2003        2002
                                                ----------  ----------
                                                    (IN THOUSANDS)
Dividends declared but not yet paid             $      172  $      190

Stock warrants issued to obtain long-term debt  $      345  $        -


9.   LITIGATION
     ----------

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; In the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite's lawsuit alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringed on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite is also seeking damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the court finds appropriate. The Defendants have filed an answer asserting that they do not infringe on OnSite's patent and that such patent is invalid. The Defendants' denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents, has been rejected by the court. The defendants have now alleged in their pleadings that OnSite infringes on the above patents and U.S. Patent No. 5,523,060. Discovery is complete, and the case is set for trial in the January / February, 2004 trial docket.

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   ----------

9.   LITIGATION,  CONTINUED
     ----------------------

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. OnSite alleges that, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite also alleges that a suit filed by Duratherm in August 2000 for patent infringement against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which was subsequently dismissed with prejudice by the United States District Judge, was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such alleged false, deceptive and malicious statements, WCS terminated its contract with OnSite. In February 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a contract or prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C. The causes of action alleged by OnSite against the Defendants are (i) interference with contract and prospective business relations; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs, and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the thermal desorption units. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition. This case is in the discovery stage and is set for trial in July, 2004.


10.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     In July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L.P. and Strategic Associates, L.P. These loans bear interest of 12% per year and were originally due in January 2003 but have been extended to April 2004. David L. Warnock, one of the Directors of the Company, is a general partner of Cahill Warnock Strategic Partners, L.P. and a managing member of the general partner of Strategic Associates, L.P.

     In March 2003 the Company obtained a loan of $1,500,000 (See Footnote 4). The Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share in connection with this loan. This transaction resulted in the lender becoming a related party and the beneficial owner of 12% of the Company's common stock, although none of the warrants have been exercised as of November 1, 2003.

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

     As of October 2003, we own five ITD units outright, and have an interest in two additional units in our 50%-owned subsidiary Onsite Arabia, Inc. Of the five fully-owned units, one is in operation and four are available for contract operations. The two 50%-owned units are available for contract operations in the Arabian Gulf region.

QUARTERLY  FLUCTUATIONS

     Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

RESULTS  OF  OPERATIONS

COMPARISON OF OPERATING RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Summary. During the third quarter of 2003, we incurred a net loss of $410,000 as compared to a 2002 third quarter net loss of $692,000. The loss for both periods was principally due to insufficient equipment utilization, along with offsetting expenses as noted below.

     Revenue and Gross Margin. Revenue of $600,000 during the third quarter of 2003 generated $252,000 of gross margin as compared to revenue of $69,000 and negative gross margin of $283,000 in the comparable 2002 quarter. The increase in revenue and improvement in gross margin were mainly due to a contract for an ITD unit to process various waste streams in the third quarter of 2003 as compared to an operations and maintenance contract in the same quarter of 2002.

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the third quarter of 2003 were higher than the comparable quarter in 2002 primarily due to a change in estimate of Texas franchise and property taxes in 2002 that reduced SGA expenses by $115,000 during the quarter ended September 30, 2002.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Interest Expense. During the third quarter of 2003, interest expense of $93,000 relating to deferred preferred stock dividend, our long term debt and note payable to related parties compares to interest expense of $16,000 on deferred preferred stock dividends and note payable to related parties for the third quarter of 2002.

     Income Taxes. There were no tax provision effects in the third quarter of 2003 or 2002. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the third quarter of 2003 and 2002 relates to our 50% minority partner's interest in the net loss of OnSite Arabia.

COMPARISON  OF OPERATING RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Summary. During the nine months ended September 30, 2003, we incurred a net loss of $1,630,000 as compared to a 2002 net loss of $2,612,000. The loss for both periods was principally due to insufficient equipment utilization, along with operating expenses as noted below.

     Revenue and Gross Margin. Revenue of $1,123,000 during the first nine months of 2003 generated $249,000 of gross margin as compared to revenue of $808,000 and negative gross margin of $96,000 in the comparable 2002 period. The increase in revenue and the improvement in gross margin were mainly due to the fact that in the first nine months of 2002 all of our revenue was derived from an operations and maintenance contract (covering the three units sold in the latter part of 2001 to a Mexican client) compared with an average of 0.7 units under full-service contract operations in the first nine months of 2003.

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first nine months of 2003 were lower than the comparable nine months in 2002 primarily due to foreign operation close-down and a general reduction in SGA expenses.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Interest Expense. During the first nine months of 2003, interest expense of $156,000 relating to deferred preferred stock dividend, our long term debt, and note payable to related parties compares to interest expense on deferred preferred stock dividend and note payable to related parties of $28,000 for the first nine months of 2002

     Income Taxes. We have reported a tax benefit in the first nine months of 2002 related to the recovery of alternative minimum taxes provided at December 31, 2001. During both comparative nine month periods we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs associated with the taxes paid in OnSite's foreign subsidiaries have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the first nine months of 2003 and 2002 relates to our 50% minority partner's interest in the net loss of OnSite Arabia.

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

FINANCING
---------

     During July 2002, we obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L. P. and Strategic Associates, L.P. These loans bear interest at 12% per year and are due in April 2004.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; In the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite's lawsuit alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringed on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite is also seeking damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the court finds appropriate. The Defendants have filed an answer asserting that they do not infringe on OnSite's patent and that such patent is invalid. The Defendants' denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents, has been rejected by the court. The defendants have now alleged in their pleadings that OnSite infringes on the above patents and U.S. Patent No. 5,523,060. Discovery is complete, and the case is set for trial in the January / February, 2004 trial docket.

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. OnSite alleges that, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that a suit filed by Duratherm in August 2000 for patent infringement against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which was subsequently dismissed with prejudice by the United States District Judge, was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such alleged false, deceptive and malicious statements, WCS terminated its contract with OnSite. In February 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a contract or prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C. The causes of action alleged by OnSite against the Defendants are (i) interference with contract and prospective business relations; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs, and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the thermal desorption units. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition. This case is in the discovery stage and is set for trial in July, 2004.


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

                         ENVIRONMENTAL SAFEGUARDS, INC.



Date:     November 13, 2003              By:  /s/  James  S.  Percell
                                         James  S.  Percell,
                                         President



Date:     November 13, 2003              By:  /s/  Michael  D.  Thompson
                                         Michael D. Thompson,
                                         Chief Financial Officer