Form 10KSB
period 2003-12-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2004-03-29
CIK 1017616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                   FORM 10-KSB

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003.

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                 NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                    ON WHICH REGISTERED
     ----------------------------------     -----------------------------
       Common Stock, $.001 par value               OTC Bulletin Board

        Securities registered pursuant to 12(g) of the Exchange Act: NONE

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuers revenues for its most recent fiscal year. $ 1,723,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. $967,058 as of March 15, 2004.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,745,091 shares of Common Stock as of March 15, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE


Transitional Small Business Disclosure Format:  Yes [ ] ; No [X]

                                TABLE OF CONTENTS


                                                                                    PAGE
                                     PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .       6
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .       6


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          And Small Business Issuer Purchases of Equity Securities . . . . . .       7
Item 6.   Management's Discussion and Analysis or Plan of Operations . . . . .       8
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .      12
Item 8.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .      12
Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .      13


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant . . . . . . . . .      14
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .      14
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters . . . . . . . . . . . . .      14
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . .      14
Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .      14
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . .      16

                                     PART I

ITEM  1.  BUSINESS

INTRODUCTION

     Environmental Safeguards, Inc. is engaged in the development, production and sale of environmental remediation and recycling technologies and services to waste management companies, oil and gas companies, and other industrial customers, through its wholly-owned subsidiary OnSite Technology, L.L.C. ("OnSite"). We are devoting substantially all of our efforts to the development of markets for OnSite's services. We are currently providing recycling services to companies engaged in waste management, refining, and other industrial applications.

     During the period from 1996 until 2000 a substantial portion of our revenues were generated from major international oil and gas industry participants in Latin America (Columbia, Venezuela and Mexico) as well as from other domestic and foreign industrial applications. As of March 2004 we have completed our foreign contract operations, and have taken steps to close down certain of our foreign subsidiaries. We are now concentrating our marketing efforts and resources on domestic downstream plants, manufacturing facilities and waste management facilities, where our proprietary equipment and process have a competitive advantage in waste minimization, and recycling/reuse of waste streams.

          Highlights  of  our  foreign  operations:

     OnSite Colombia, Inc. ("OSC"): In November 1996, we formed a 50%-owned joint company OSC to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in Colombia. Having completed contract operations in Colombia, we re-acquired the 50% minority ownership of OSC and subsequently moved our equipment back to the United States and initiated formal procedures to liquidate the legal entity OSC. As of March 2004 the liquidation process was under way.

     OnSite Venezuela, Inc. ("OSV"): In January 1998, we formed our 100% owned subsidiary OSV, and commenced operations to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in Venezuela. Following completion of contract operations in Venezuela, the equipment was moved back to the Unites States and the liquidation of the legal entity has been completed.

     OnSite Arabia, Inc. ("OSA"): In December 1998, we formed a 50%-owned joint company OSA to provide hydrocarbon contaminated soil recycling services to oil and gas industry participants operating in the Arabian Gulf region.

     OnSite Environmental UK, Ltd. ("OSE"): In April 1999, we formed OSE, a wholly-owned subsidiary, for operations in Scotland. Having completed contract operations in Scotland, the equipment was moved back to the United States and the liquidation of this legal entity has been completed.

     OnSite Mexico LLC ("OSM"): In July 1999, we registered OSM, a wholly-owned subsidiary, for operations in Mexico. OSM has completed operations, sold the equipment and the procedures for the liquidation of the legal entity have commenced.

     OST Ambiental S de RL de CV ("SRL"): In March 2001, we registered SRL, a wholly-owned subsidiary, for operations in Mexico. SRL has completed all operations, moved the equipment back to the United States, and the liquidation of this legal entity has been completed.

Refining and other types of industrial activities often produce significant quantities of petroleum-contaminated waste from which our Indirect Thermal Desorption ("ITD") process can extract and recover the hydrocarbons as re-useable or re-saleable liquids, and produce recycled solids compliant with environmental regulations. The activities of OnSite include use of ITD technology to address hydrocarbon contamination problems and hydrocarbon recycling and reclamation opportunities at heavy industrial, refining, petrochemical and waste management sites, as well as at Superfund, DOD and DOE sites. We provide these services on-site or at the central location to which the customer hauls the contaminated materials.

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

     In January 1995, we entered into an agreement with Parker Drilling Company ("Parker"), a Delaware corporation, granting Parker exclusive marketing rights to our proprietary processes for on-site remediation and recycling services in connection with drill cuttings at oil and gas drilling sites throughout the United States and in certain foreign countries and in return received engineering, fabrication and technical assistance from Parker. In August 1995, we formed OnSite as a corporate embodiment of our January 1995 agreement, in which NFE and Parker each owned 50%. In December 1997, we entered into a Purchase Agreement (the "Purchase Agreement") with Parker which provided for our acquisition, through NFE, of Parker's 50% equity interest in OnSite resulting in NFE becoming the owner of 100% of the equity interest in OnSite. Pursuant to the terms of the Purchase Agreement, we paid $8,000,000 for the 50% equity interest and repaid a $3,000,000 loan that had been made to us by an affiliate of Parker. As part of the transaction, Parker returned to us unexercised warrants to purchase 300,000 shares of our Common Stock.

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

     We operate with our own trained personnel through wholly or partially-owned subsidiaries as discussed above

     As of March 2004, we owned five ITD units, and our 50%-owned subsidiary OnSite Arabia, Inc. owned two additional units.

     Customers: Our targeted customers are companies that have industrial activities or sites that produce or process quantities of hydrocarbon contaminated waste. Through OnSite, we typically submit a bid for a project based on the costs of moving the equipment to the location, the estimated charges for labor and fuel, the nature and extent of the contamination, the type and moisture content of the soil and the estimated processing time. Once a contract has been awarded, equipment is moved to the client's desired location. While we have currently outstanding a number of proposals to prior and prospective customers, as of March 2004 we have one current ongoing project with Rineco Chemical Industries Inc.

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

COMPETITION

     There are many companies that currently dispose of hazardous and industrial wastes and remediate or clean contaminated sites. Such companies are continually attempting to develop new and improved products and services. Other companies utilize competing technologies and techniques in an attempt to provide more economical or superior remediation services. Many of our competitors are established companies with substantially greater capital resources, larger research and development staffs and facilities and greater marketing capabilities than us. We believe that we presently have a nominal share of the market in which we compete. There can be no assurance that we will be competitive in the remediation and recycling industry in the future.

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

     Operating permits are generally required by federal and state environmental agencies for the operation of our ITD units. The costs of acquiring the operating permits have been borne by our customers. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify, or deny issuance or renewal of these permits. Site-related permits, however, are generally the responsibility of the client.

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

     Our principal executive offices are located in leased facilities at 2600 South Loop West, Suite 645, Houston, Texas 77054, which consist of approximately 3,500 square feet. The lease for the executive offices will expire in May, 2005. We believe that our offices are adequate for our present needs and that suitable space will be available to accommodate our future needs.

     We incorporate by reference in response to this item the information set forth in Note 5 of the Notes to Consolidated Financial Statements included in
Item  8  of  this  report.

ITEM  3.  LEGAL  PROCEEDINGS

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; in the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringe on OnSite's U.S. Patent No. 5,738,031 and requests a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite also seeks damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the courts find appropriate. Defendants have filed an answer asserting that they do not infringe on OnSite's patent or alternatively, that such patent is invalid. Defendants denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents has been rejected by the court. Defendants have now alleged in their pleadings that OnSite infringes on the above patents along with U.S. Patent No. 5,523,060, all of which OnSite denies. Defendants, although originally asserting that OnSite infringed each of the patents in suit, have announced in open court that they are no longer claiming infringement of U.S. Patent No. 4,990,237 against OnSite. Discovery is closed, and the case is now set for trial on the May/June, 2004 trial docket. After the close of discovery, the District Court heard argument regarding the interpretation of the claims of each of the patents in suit. A ruling on this issue is expected before trial. The District Court has set a scheduling conference on April 23, 2004.

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. OnSite alleges that, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite also alleges that a suit filed by Duratherm in August 2000 for patent infringement against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which suit was subsequently dismissed with prejudice by the United States District Judge, was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such false, deceptive and malicious statements, WCS terminated its contract with OnSite. In February, 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C. The causes of action alleged by OnSite against the Defendants are (i) interference with contract and prospective business relations; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the thermal desorption units. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition.
This  case  is  in  the  discovery  stage  and  is  set  for trial in July 2004.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.


CERTAIN  SECURITIES  FILINGS

     The Company believes that the reports required by section 16(a) of the Exchange Act have been filed timely.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND SMALL
BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

PRICE  RANGE  OF  COMMON  STOCK

     Our Common Stock commenced trading on the OTC Bulletin Board under the symbol "ELSF" on October 17, 2002. Prior thereto, for the periods set forth below, our common stock traded on the American Stock Exchange under the symbol
"EVV". The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods shown:

                    COMMON STOCK PRICE RANGE

                         HIGH    LOW
2002
First Quarter  . . . . .  $0.40  $0.20
Second Quarter . . . . .  $0.28  $0.12
Third Quarter  . . . . .  $0.18  $0.03
Fourth Quarter . . . . .  $0.08  $0.02

2003
First Quarter  . . . . .  $0.43  $0.04
Second Quarter . . . . .  $0.25  $0.13
Third Quarter  . . . . .  $0.25  $0.17
Fourth Quarter . . . . .  $0.25  $0.08

     On March 15, 2004, the closing price of our Common Stock was $0.09 per share. On the same date, we had approximately 1,000 stockholders of record, including broker-dealers holding shares beneficially owned by their customers.

EQUITY  COMPENSATION  PLAN  INFORMATION

                                                                     NUMBER OF SECURITIES
                                                                      REMAINING AVAILABLE
                     NUMBER OF SECURITIES                             FOR FUTURE ISSUANCE
                       TO BE ISSUED UPON       WEIGHTED-AVERAGE          UNDER EQUITY
                          EXERCISE OF         EXERCISE PRICE OF       COMPENSATION PLANS
                     OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
                      WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN(a))
     PLAN CATEGORY            (a)                    (b)                      c)
-------------------  ---------------------  ----------------------  -----------------------
Equity compensation
plans approved by
security holders                   792,500  $                 1.23                    7,500

Equity compensation
plans not approved
by security holders              4,481,162                    1.37                        -
                     ---------------------  ----------------------  -----------------------

Total                            5,273,662  $                 1.27                    7,500
                     =====================  ======================  =======================


For information relating to the equity compensation plans, reference is made to Footnote 8 to our Financial Statements, Stockholders' Equity - Stock Options.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Item 7 of this annual report, and our "Forward-Looking Statements" which discusses certain limitations inherent in such statements.


INFORMATION REGARDING AND FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance, however, that our expectations, beliefs or projections will result, be achieved, or be accomplished.

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

     - We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     - We recognize revenue at the time services are performed, or in the event of the sale of an ITD unit, when the equipment is shipped.

     - We record property and equipment at cost. and compute depreciation using the straight-line method over an estimated useful live of 8 years on our ITD Units and 3 to 5 years on our office furniture and equipment and transportation and other equipment. Effective October 1, 2002, we changed the estimated useful lives of our ITD units from 5 years to 8 years to more accurately reflect our experience with the useful lives of the units and to conform to industry practices for equipment used in similar applications. Any additions or improvements that increase the value or extend the life of our assets are capitalized and expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations currently.

RESULTS  OF  OPERATIONS

COMPARISON OF OPERATING RESULTS -- YEARS ENDED DECEMBER 31, 2003 AND 2002

     Summary. For the year ended December 31, 2003, we had a net loss of $2,079,000 as compared to a 2002 net loss of $3,043,000. The improvement was primarily the result of an increase in revenue resulting from a processing contract signed in 2003.

     Revenue and Gross Margin. Revenue of $1,723,000 for 2003 generated a $573,000 gross margin as compared to revenue of $943,000 and a negative gross margin of $1,025,000 in 2002. The increase in revenue and gross margin was due to a processing contract signed in 2003. On average we had 0.8 units in operation in 2003 as compared to 0.1 units during 2002.

     Selling, General and Administrative ("SGA") Expense. SGA expenses during 2003 were $1,961,000 as compared to $1,713,000 in 2002. This increase was mainly due to an increase in legal fees relating to the registration of the common stock pertaining to the warrants issued in 2003 and litigation costs.

     Amortization of Engineering Design and Technology. This calculation represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life.

     Research & Development Costs ("R&D"). The expense for 2003 is $60,000 as compared to $30,000 for 2002. This expense reflects ongoing R&D improvements to our Series 6000 ITD system design.

     Interest Expense. During 2003, $254,000 of interest expense was incurred, compared to interest expense of $42,000 for 2002. The increase in interest expense for 2003 was mainly due to the long term debt incurred in 2003.

     Other Income (Expense). The category "Other" is mainly composed of foreign currency translation gains and losses. The financial statements of our foreign subsidiaries are measured as if the functional currency was the U.S. Dollar ("USD"). The re-measurement of local currencies into USD created unfavorable translation adjustments that were included in net income in 2002.

     Income Taxes. The $79,000 tax benefit in 2002 is the result of a refund of 2001 federal income tax. We incurred net operating losses ("NOLs") in the U.S. in recent years. The balance of our NOLs may be used to offset taxable income reported in future periods. The NOLs have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets. However, presently there can be no assurances that the NOLs will be utilized.

     Minority Interest. Minority interest for 2003 and 2002 reflects our 50% minority partner's interest in the net loss of OnSite Arabia.

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

     In December 2001 we completed the sale of three of our ITD units along with certain licensing rights, and utilized the bulk of the proceeds from the sale to retire our senior debt. With the exception of this sale, we have incurred recurring net losses and have been dependent on revenue from a limited customer base to provide cash flows. During 2002 and 2003 have been exploring ways to expand our revenue. In January 2003 we signed a contract to process various waste streams at a facility in Arkansas. We are currently seeking to obtain additional service contracts in our served markets and are considering strategic alternatives including the possible additional sale of certain of our assets.

     The company does not expect that its existing cash reserves and cash flows from operations will be sufficient to cover the Company's cash requirements for 2004. We will need to successfully raise funds through an equity infusion, the issuance of debt securities or the sale of ITD units. Financing may not be available on terms acceptable to us, or at all. Further, the sale of additional equity or convertible debt securities may result in dilution to our stockholders.

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


ACCOUNTING MATTERS AND RECENTLY ISSUED PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. We adopted SFAS No. 148 on January 1, 2003; however, adoption did not have a significant impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. We adopted SFAS No. 148 on January 1, 2003; however, adoption did not have a significant impact on our financial reporting .

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.


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

     Accounts Receivable. When an account receivable is considered impaired, the amount of the impairment is measured based on the present value of expected future cash flows or the fair value of collateral. Impairment losses (recoveries) are included in the allowance for doubtful accounts. At December 31, 2003 we had accounts receivable of $400,000 and the entire balance was collected subsequent to year end. Accordingly, we estimated that no allowance was necessary at December 31, 2003.

     Deferred Taxes. We record a valuation allowance to reduce our deferred income tax assets to an amount that we believe to be realizable under the "more-likely-than-not" recognition criteria. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the future we may change our estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period. At December 31, 2003 we had net deferred tax assets totaling $ 2,938,000 that were fully reserved because we could not demonstrate their future realization. Our deferred tax assets relate primarily to the tax benefit associated with net operating loss carryforwards. We could realize these deferred tax assets in the future if we generate profits from a sufficient number of contracts or the sale of equipment.

     Accrued Warranty and Other Contingent Costs. We record an accrual for product warranty and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can reasonably be estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). At December 31, 2003 we had no product that remained under warranty and, accordingly, we estimated that no warranty reserve was necessary.

     We believe that all of the estimates we used to prepare our financial statements are reasonable.

OFF BALANCE SHEET ARRANGEMENTS

     During the year ended December 31, 2003 we had no off-balance sheet arrangements.


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

     During 2000 and 2001 and through April 2, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

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


ITEM  8A.  CONTROLS  AND  PROCEDURES

     James S. Percell, our Chief Executive Officer and Michael D. Thompson, our Chief Financial Officer, have concluded that our disclosure controls are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing of this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2003.

     CODE  OF  ETHICS
     ----------------

     The Company has adopted a Code of Ethics for its Principal Executive and Senior Financial Officers which is attached hereto as Exhibit 14.1.

ITEM  10.  EXECUTIVE  COMPENSATION

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2003.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2003.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  FINANCIAL  STATEMENTS

     Reports  of  Independent  Accountants/Auditors.                         F-2

     Consolidated  Balance  Sheet  as  of  December  31,  2003.              F-4

     Consolidated Statement of Operations for the years ended
           December 31, 2003, and  2002.                                     F-5

     Consolidated Statement of Stockholders' Equity for the years ended
           December 31, 2003,  and  2002.                                    F-6

     Consolidated Statement of Cash Flows for the years ended
          December 31, 2003, and  2002.                                      F-7

     Notes  to  Consolidated  Financial  Statements.                         F-8

                         ENVIRONMENTAL SAFEGUARDS, INC.
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                         ENVIRONMENTAL SAFEGUARDS, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                            PAGE
                                                                            ----
Report of Independent Accountants                                            F-2

Audited Financial Statements

  Consolidated Balance Sheet as of December 31,
    2003                                                                     F-3

  Consolidated Statement of Operations for the
    years ended December 31, 2003 and 2002                                   F-4

  Consolidated Statement of Stockholders' Equity
    for the years ended December 31, 2003 and 2002                           F-5

  Consolidated Statement of Cash Flows for the
    years ended December 31, 2003 and 2002                                   F-6

Notes to Consolidated Financial Statements                                   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Environmental Safeguards, Inc.


We have audited the accompanying consolidated balance sheet of Environmental Safeguards, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Safeguards, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency at December 31, 2003 that raise substantial doubt about its ability to continue as a going concern.
Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                     /s/  Ham,  Langston  &  Brezina,  L.L.P.

Houston, Texas
February 18, 2004

                         ENVIRONMENTAL SAFEGUARDS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   __________

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


     ASSETS
     ------
Current assets:
  Cash and cash equivalents                                     $    386
  Accounts receivable                                                400
  Prepaid expenses                                                    61
                                                                ---------

    Total current assets                                             847

Property and equipment, net                                        5,053
Acquired engineering design and technology, net of
  accumulated amortization of $2,164                                 795
Other assets                                                           2
                                                                ---------

      Total assets                                              $  6,697
                                                                =========


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current liabilities:
  Current portion of notes payable to related parties           $    420
  Accounts payable                                                    85
  Dividends payable                                                  845
  Accrued interest                                                   160
  Other accrued liabilities                                          862
                                                                ---------

    Total current liabilities                                      2,372
                                                                ---------

Notes payable to related parties                                     786

Minority interest                                                  1,912

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting,
    $.001 par value (aggregate liquidation
    value - $2,898) 5,000,000 shares authorized;
    2,733,686 shares issued and outstanding                            3
  Preferred stock; Series D convertible, non-voting,
    cumulative $.001 par value (aggregate liquidation
    value $4,000); 400,000 shares authorized, issued
    and outstanding                                                    1
  Common stock; $.001 par value; 50,000,000 shares
    authorized; 10,745,091 shares issued and outstanding              10
  Additional paid-in capital                                      15,332
  Accumulated deficit                                            (13,719)
                                                                ---------

    Total stockholders' equity                                     1,627
                                                                ---------

      Total liabilities and stockholders' equity                $  6,697
                                                                =========



                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   __________

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           2003      2002
                                                         --------  --------
Revenue                                                  $ 1,723   $   943
Cost of revenue                                            1,150     1,968
                                                         --------  --------

  Gross margin                                               573    (1,025)

Selling, general and administrative expenses               1,961     1,713
Amortization of acquired engineering design
  and technology                                             408       408
Research and development                                      60        30
                                                         --------  --------

    Income (loss) from operations                         (1,856)   (3,176)

Other income (expenses):
  Interest income                                              -         2
  Interest expense                                          (254)      (43)
  Other                                                        -        (2)
                                                         --------  --------

Loss before benefit for income taxes and
  minority interest                                       (2,110)   (3,219)

Benefit for income taxes                                       -        79
                                                         --------  --------

Loss before minority interest                             (2,110)   (3,140)

Minority interest                                             31        97
                                                         --------  --------

Net loss                                                 $(2,079)  $(3,043)
                                                         ========  ========

Net loss applicable to common stockholders               $(2,307)  $(3,296)
                                                         ========  ========

Net loss per share - basic and diluted                   $ (0.21)  $ (0.33)
                                                         ========  ========

Weighted average shares outstanding - basic and diluted   10,745    10,112
                                                         ========  ========



                   The accompanying notes are an integral part of these consolidated financial statements.

                                                  ENVIRONMENTAL SAFEGUARDS, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                             __________

                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                                        TOTAL
                                              SERIES B    SERIES C    SERIES D            ADDITIONAL                    STOCK-
                                             PREFERRED   PREFERRED   PREFERRED   COMMON     PAID-IN     ACCUMULATED    HOLDERS'
                                               STOCK       STOCK       STOCK      STOCK     CAPITAL       DEFICIT       EQUITY
                                             ----------  ----------  ----------  -------  -----------  -------------  ----------
Balance as of December 31, 2001              $        3  $        -  $        1  $    10  $    14,981  $     (8,116)  $   6,879

Dividends on Series D Preferred stock                 -           -           -        -            -          (253)       (253)

Net income                                            -           -           -        -            -        (3,043)     (3,043)
                                             ----------  ----------  ----------  -------  -----------  -------------  ----------

Balance as of December 31, 2002                       3           -           1       10       14,981       (11,412)      3,583

Issuance of 1,500,000 warrants to purchase
  common stock in connection with long-term
  debt                                                -           -           -        -          345             -         345

Exercise of warrants to purchase 632,947
  shares of common stock                              -           -           -        -            6             -           6

Dividends on Series D preferred stock                 -           -           -        -            -          (228)       (228)

Net income                                            -           -           -        -            -        (2,079)     (2,079)
                                             ----------  ----------  ----------  -------  -----------  -------------  ----------

Balance as of December 31, 2003              $        3  $        -  $        1  $    10  $    15,332  $    (13,719)  $   1,627
                                             ==========  ==========  ==========  =======  ===========  =============  ==========



                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   __________

                                 (IN THOUSANDS)


                                                        2003      2002
                                                      --------  --------
Cash flows from operating activities:
  Net loss                                            $(2,079)  $(3,043)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Minority interest                                     (31)      (97)
    Depreciation expense                                  465     1,218
    Amortization of acquired engineering design
      and technology                                      408       408
    Amortization of loan costs                             63         -
    Changes in operating assets and liabilities:
      Accounts receivable                                (303)    1,212
      Prepaid expenses and other assets                   113       (37)
      Accounts payable                                     54      (115)
      Accrued liabilities                                 367       (58)
      Income taxes payable                                  -      (254)
                                                      --------  --------

        Net cash used by operating activities            (943)     (766)
                                                      --------  --------

Cash flows from investing activities:
  Proceeds from sale of equipment                           6         -
  Purchases of equipment                                  (18)     (185)
                                                      --------  --------

        Net cash used by investing activities             (12)     (185)
                                                      --------  --------

Cash flows from financing activities:
  Proceeds from notes payable to stockholders               -       250
  Proceeds from long-term debt                          1,390         -
  Payments on long-term debt                             (152)        -
  Proceeds from exercise of stock warrants                  6         -
                                                      --------  --------

        Net cash provided by financing activities       1,244       250
                                                      --------  --------

Net increase (decrease) in cash and cash equivalents      289      (701)

Cash and cash equivalents, beginning of year               97       798
                                                      --------  --------

Cash and cash equivalents, end of year                $   386   $    97
                                                      ========  ========


Supplemental disclosure of cash flow information:

  Cash paid for interest                              $    43   $     -
                                                      ========  ========

  Cash paid for income taxes                          $     -   $     -
                                                      ========  ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------------

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

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries after elimination of all significant intercompany accounts and transactions.

     MANAGEMENT  ESTIMATES
     ---------------------

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

     RESEARCH  AND  DEVELOPMENT
     --------------------------

     Research and development activities are expensed as incurred, including costs relating to patents or rights which may result from such expenditures.

     REVENUE  RECOGNITION
     --------------------

     Revenue is recognized at the time services are performed, or in the event of the sale of an ITD unit, when the equipment is shipped.

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

     Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to customers operating in the United States and Latin America. Collateral is generally not required for credit granted. As of December 31, 2003, all of the Company's trade receivables were due from one customer for services performed in the United States. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses when necessary.

     CASH  EQUIVALENTS
     -----------------

     The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

     PROPERTY  AND  EQUIPMENT
     ------------------------

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

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     INCOME  TAXES
     -------------

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

     STOCK-BASED  COMPENSATION
     -------------------------

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

     ACQUIRED  ENGINEERING  DESIGN  AND  TECHNOLOGY
     ----------------------------------------------

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

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

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


     TRANSLATION  OF  FOREIGN  CURRENCIES
     ------------------------------------

     The financial statements of foreign subsidiaries are measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments which are included in net income.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     --------------------------------------------

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
     Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company adopted SFAS No. 146 on January 1, 2003; however, its adoption did not have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company adopted SFAS No. 148 on January 1, 2003; however, adoption did not have a significant impact on its financial reporting.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, CONTINUED
     ----------------------------------------------------

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

2.   LIQUIDITY  ISSUES
     -----------------

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


3.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment, at December 31, 2003, consists of the following (in thousands):

  ITD Remediation/Recycling Units and
    auxiliary equipment                                                $11,966
  Office furniture and equipment                                            36
  Transportation and other equipment                                        41
                                                                       -------
                                                                        12,043
  Less accumulated depreciation                                          6,990
                                                                       -------

  Property and equipment, net                                          $ 5,053
                                                                       =======

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________



3.   PROPERTY  AND  EQUIPMENT,  CONTINUED
     ------------------------------------

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


4.   OTHER  ACCRUED  LIABILITIES
     ---------------------------

     Other accrued liabilities, at December 21, 2003, consists of the following (in thousands):

     Accrued  property  and  franchise  taxes                            $    41
     Accrued  professional  fees                                              59
     Accrued  joint-company  expenses                                        369
     Accrued  executive  salaries                                            300
     Accrued  operating  costs                                                93
                                                                         -------

                                                                         $   862
                                                                         =======

5.   LEASE  COMMITMENTS
     ------------------

     The Company leases office space and a storage and maintenance area for its equipment under operating leases. The lease for office space has a remaining term of greater than one year. Rental expense under operating leases was $66,000 and $70,000 during the years ended December 31, 2003 and 2002, respectively.

6.   INCOME  TAXES
     -------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities, at December 31, 2003, were as follows (in thousands):

     Deferred tax liabilities:
       Basis  of  property  and  equipment                               $   195
                                                                         -------

         Total  deferred  tax  liabilities                                   195
                                                                         -------

     Deferred  tax  assets:
       Net  operating  loss  carryforwards                                 2,741
       All  other,  net                                                      392
                                                                         -------

         Total  deferred  tax  assets                                      3,133
                                                                         -------

       Valuation  allowance                                              (2,938)
                                                                         -------

                                                                             195
                                                                         -------

         Net  deferred  tax  assets                                      $     -
                                                                         =======

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


6.   INCOME  TAXES,  CONTINUED
     -------------------------

     For financial reporting purposes, income before provision for income taxes and minority interest, for the years ended December 31, 2003 and 2002, includes the following components (in thousands):

                                         2003      2002
                                       --------  --------
     United States                     $(1,897)  $(2,931)
     Foreign                              (182)     (288)
                                       --------  --------

       Loss before benefit for income
         taxes and minority interest   $(2,079)  $(3,219)
                                       ========  ========

     The $79,000 benefit for income taxes for the year ended December 31, 2002 relates to current United States federal income taxes. There were no current or deferred income taxes related to foreign operations during the years ended December 31, 2003 and 2002.

     The differences between the statutory income tax rate and the Company's effective income tax rate are as follows:

                                            2003   2002
                                            -----  ----
     Federal statutory rate                  34%    34%
     Foreign tax credits and other            -    (16%)
     Change in valuation allowance          (34%)  (18%)
                                            -----  -----

           Benefit for income taxes          - %     2%
                                            =====  =====

     As of December 31, 2003, for U.S. federal income tax reporting purposes, the Company has approximately $8,063,000 of unused net operating losses ("NOLs") available for carryforward to future years. The benefit from carryforward of such NOLs will expire during the years ended December 31, 2017 to 2023. Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on such limitation, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain. Further, the benefit from utilization of NOL carryforwards could be subject to limitations if material ownership changes occur in the Company. Based on such limitations, the Company has significant NOL's for which realization of tax benefits is uncertain.

7.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

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

     In March 2003 the Company signed a $1,500,000 long-term loan agreement. The loan is collateralized by three ITD units and bears interest at a stated
     rate of 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. In connection with this long-term loan, the Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share and these warrants were valued at $345,000. The loan origination fees and warrants results in an effective interest rate on the loan of approximately 35% per year. (See Note 12)

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________



7.   NOTES  PAYABLE  TO  RELATED  PARTIES,  CONTINUED
     ------------------------------------------------

     In September 2003 the Company borrowed $8,000 from a financial institution to purchase a vehicle. The loan bears interest of 6.5% per year and is due in payments of $245 per month, including interest, through September 2006. The vehicle is collateral for the loan.

     Long-term debt as of December 31, 2003 consists of amounts due under the long-term debt agreements as described in the previous paragraphs. The long-term debt has an original face value of $1,500,000 and is carried net of unamortized loan costs of approximately $402,000 as of December 31, 2003. Such loan costs are being amortized over the term of the long-term debt using the interest method.

     Long-term debt, as of December 31, 2003, consists of the following (in thousands):

     Cahill  Warnock  Strategic  Partners,  L.P.                         $   237

     Strategic  Associates,  L.P.                                             13

     Note  payable  to  a  related  party                                  1,350

     Other  note  payable                                                      8
                                                                         -------

     Contractual  balance                                                  1,608

     Less  unamortized  loan  costs                                        (402)
                                                                         -------

       Long-term  debt                                                     1,206

     Less  current  maturities                                             (420)
                                                                         -------

         Long-term  debt,  net  of  current  portion                     $   786
                                                                         =======

     The following is an analysis of future annual scheduled maturities of contractual balances of long-term debt (in thousands):

      YEAR ENDED
     DECEMBER 31,
     ------------

          2004                                                           $   552
          2005                                                               303
          2006                                                               303
          2007                                                               300
          2008                                                               150
                                                                         -------

     Long-term  debt                                                    $  1,608
                                                                        ========

8.   STOCKHOLDERS'  EQUITY
     ---------------------

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

     SERIES  B  CONVERTIBLE  PREFERRED  STOCK
     ----------------------------------------

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

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


8.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     SERIES  C  PREFERRED  STOCK
     ---------------------------

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

     SERIES  D  PREFERRED  STOCK
     ---------------------------

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

     The Series D preferred stock carried a quarterly dividend payable in arrears of prime (4.00% at December 31, 2003) plus 1.5% based on the stated value of the stock. The Series D preferred stock is redeemable at the option of the Company at a price of $10 per share plus any unpaid dividends. The holders of Series D preferred stock have deferred their dividend payments, totaling $842,000 at December 31, 2003, until April 1, 2004.

     STOCK  OPTIONS
     --------------

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

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. No options were granted or vested in or 2002 and, accordingly, no option-pricing assumptions or proforma disclosures are presented for that year.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


8.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     STOCK  OPTIONS
     --------------

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

     PROFORMA  DISCLOSURES
     ---------------------

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life.

     During the year ended December 31, 2003, 492,500 of stock options were granted at prices ranging from $0.18 to $0.20 per share. The Company's proforma information follows (in thousands except per share amounts):

                                                  2003       2002
                                                ---------  --------
       Proforma net income (loss)               $ (2,079)  $(3,043)
       Proforma net income (loss) available
         to common stockholders                 $ (2,307)  $(3,296)
       Proforma basic income (loss) per share   $  (0.21)  $ (0.33)
       Dilutive income (loss) per share         $  (0.21)  $ (0.33)

     Option Pricing Assumptions

       Dividend yield                                  0%        -
       Expected volatility                            70%        -
       Risk free interest                            3.0%        -
       Expected lives                            5 years         -

     STOCK  OPTION  PLAN
     -------------------

     The Company has adopted the 1998 Stock Option Plan (the "Option Plan") under which incentive stock options for up to 800,000 shares of the Company's common stock may be awarded to officers, directors and key employees. The Option Plan is designed to attract and reward key executive personnel. At December 31, 2003, the Company had granted options for 792,500 of a total of 800,000 shares of common stock reserved for issuance under the Option Plan.

     Stock options granted pursuant to the Option Plan expire not more than ten years from the date of grant and typically vest within one to two years. All of the options granted by the Company were granted at an option price equal to the fair market value of the common stock at the date of grant.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


8.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------


     A summary of the Company's stock option activity and related information for the years ended December 31, 2003 follows:

                                                 NUMBER OF
                                                   SHARES
                                                   UNDER     WEIGHTED-AVERAGE
                                                  OPTIONS     EXERCISE PRICE
                                                ----------  -----------------
       Outstanding - December 31, 2002 and 2001  4,788,662                1.38

       Granted                                     492,500                0.19
       Exercised                                         -                   -
       Forfeited during 2003                        (7,500)               0.21
                                                 ----------

       Outstanding - December 31, 2003           5,273,662   $            1.27
                                                 ==========

     A summary of outstanding stock options at December 31, 2003, follows:

                                          REMAINING
     NUMBER OF COMMON                    CONTRACTUAL
     STOCK EQUIVALENTS  EXPIRATION DATE  LIFE (YEARS)  EXERCISE PRICE
     -----------------  ---------------  ------------  ---------------
             2,470,300  November 2005             1.9  $          0.60
               112,500  March 2007                3.2             1.44
               480,000  March 2007                3.2             2.50
                35,000  November 2007             3.9             1.44
               356,813  December 2007             4.0             1.44
               613,831  December 2007             4.0             3.00
                 1,053  January 2008              4.1             2.38
                   800  January 2008              4.1             3.12
                   770  January 2008              4.1             3.25
                   625  January 2008              4.1             4.00
                47,053  April 2008                4.7             5.00
               122,417  April 2008                4.7             1.44
               547,500  December 2008             7.0             1.69
               192,500  March 2013                9.2             0.21
                52,500  May 2013                  9.4             0.18
               240,000  July 2013                 9.5             0.18
     -----------------

             5,273,662
     =================

     All outstanding stock options are exercisable at December 31, 2003 except for the following:

     NUMBER OF COMMON   INITIAL        EXERCISE
     STOCK EQUIVALENTS  EXERCISE DATE    PRICE
     -----------------  -------------  ---------
                92,500  March 6, 2004  $    0.21
                26,250  May  22, 2004       0.18
               120,000  July  2, 2004       0.18

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


8.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------


     STOCK  WARRANTS
     ---------------

     Following is a summary of stock warrant activity:

                                 NUMBER OF   EXERCISE      WEIGHTED
                                   SHARES      PRICE    AVERAGE PRICE
                                 ----------  ---------  --------------
     Warrants outstanding as of
       December 31, 2001         1,312,780   $    0.01  $         0.01

       Issued                            -           -               -
       Canceled                          -           -               -
       Exercised                         -           -               -
                                 ----------

     Warrants outstanding as of
       December 31, 2002         1,312,780   $    0.01  $         0.01

       Issued                    1,500,000   $    0.01  $         0.01
       Canceled                          -           -               -
       Exercised                  (632,947)  $    0.01  $         0.01
                                 ----------

     Warrants outstanding as of
       December 31, 2003         2,179,833   $    0.01  $         0.01
                                 ==========

     The warrants outstanding were issued in connection with the funding of certain notes payable that were repaid in 2001 and a note payable issued in 2003. All warrants bear an exercise price of $0.01 per share and are currently exercisable. The warrants expire as follows:

      SHARES        EXPIRATION DATE
     -------        ---------------

       582,180     February 16, 2010
        97,653     December 16, 2011
     1,500,000     April 30, 2005
     ---------

     2,179,833
     =========


9.   EARNINGS  PER  SHARE
     --------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for 2003 or 2002.

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


9.   EARNINGS  PER  SHARE,  CONTINUED
     --------------------------------

     The following table sets forth the reconciliation of net income to net income applicable to common stockholders (in thousands):

                                                                2003      2002
                                                              --------  --------
       Net income (loss)                                      $(2,079)  $(3,043)

       Less: Series D Preferred stock dividends                  (228)     (253)
                                                              --------  --------

       Net income (loss) applicable to common stockholders-
         numerator for basic and diluted earnings per share   $(2,307)  $(3,296)
                                                              ========  ========

10.  401(k)  SALARY  DEFERRAL  PLAN
      ------------------------------

     The Company has a 401(k) salary deferral plan (the "Plan") which became effective on January 1, 1998, for eligible employees who have met certain service requirements. The Plan does not provide for Company matching or discretionary contributions and, accordingly, the Company recognized no expense under the Plan in 2003 or 2002.

11.  LITIGATION
     ----------

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; in the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringe on OnSite's U.S. Patent No. 5,738,031 and requests a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite also seeks damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the courts find appropriate. Defendants have filed an answer asserting that they do not infringe on OnSite's patent or alternatively, that such patent is invalid. Defendants denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents has been rejected by the court. Defendants have now alleged in their pleadings that OnSite infringes on the above patents along with U.S. Patent No. 5,523,060, all of which OnSite denies. Defendants, although originally asserting that OnSite infringed each of the patents in suit, have announced in open court that they are no longer claiming infringement of U.S. Patent No. 4,990,237 against OnSite. Discovery is closed, and the case is now set for trial on the May/June, 2004 trial docket. After the close of discovery, the District Court heard argument regarding the interpretation of the claims of each of the patents in suit. A ruling on this issue is expected before trial. The District Court has set a scheduling conference on April 23, 2004.

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. OnSite alleges that, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


11.  LITIGATION,  CONTINUED
     ----------------------

     statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite also alleges that a suit filed by Duratherm in August 2000 for patent infringement against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which suit was subsequently dismissed with prejudice by the United States District Judge, was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such false, deceptive and malicious statements, WCS terminated its contract with OnSite. In February, 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C. The causes of action alleged by OnSite against the Defendants are (i) interference with contract and prospective business relations; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the thermal desorption units. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition. This case is in the discovery stage and is set for trial in July 2004.


12.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     In July 2002, the Company obtained uncollateralized loans totaling $250,000 from certain stockholders (See Note 4). In March 2001 and September 2000, the Company entered into agreements with its primary lenders and holders of its outstanding preferred stock to defer various principal and interest payments on its senior debt. The senior debt was fully repaid in December 2001.

     In March 2003, the Company obtained a loan of $1,500,000 (See Note 8). The Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share in connection with this loan. This transaction resulted in the lender becoming a related party and the beneficial owner of 12% of the Company's common stock, although none of the warrants have been exercised as of February 1, 2004.

     In January 2003, the Company signed a contract to process various waste streams with an entity affiliated with the lender described in the previous paragraph.


13.  SEGMENT  AND  GEOGRAPHIC  INFORMATION
     -------------------------------------

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

                         ENVIRONMENTAL SAFEGUARDS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


13.  SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
     -------------------------------------------------

     Following is a summary of segment information (in thousands):

                                           2003      2002
                                         --------  --------
Revenue:
  United States                          $ 1,723   $    49
  Latin America                                -       894
                                         --------  --------

    Total revenue                        $ 1,723   $   943
                                         ========  ========


 Depreciation and Amortization:
  United States                          $   873   $ 1,624
  Latin America                                -         -
                                         --------  --------

    Total depreciation and amortization  $   873   $ 1,624
                                         ========  ========

Loss From Operations:
  United States                          $(1,674)  $(2,887)
  Latin America                             (120)      (94)
  Middle East                                (62)     (194)
  Corporate                                    -        (1)
                                         --------  --------

    Total loss from operations           $(1,856)  $(3,176)
                                         ========  ========


Interest Expense:
  Corporate                              $   254   $    42
                                         --------  --------

    Total interest expense               $   254   $    42
                                         ========  ========


Benefit For Income Taxes:
  United States                          $     -   $    79
                                         --------  --------

    Total benefit for income taxes       $     -   $    79
                                         ========  ========


Assets:
  United States                          $ 3,202   $ 3,400
  Latin America                               88       228
  Middle East                              3,393     3,397
  Corporate                                   14        54
                                         --------  --------

    Total assets                         $ 6,697   $ 7,079
                                         ========  ========


Long Lived Assets:
  United States                          $ 2,458   $ 3,320
  Latin America                                2         2
  Middle East                              3,390     3,390
                                         --------  --------

    Total long lived assets              $ 5,850   $ 6,712
                                         ========  ========


Capital Expenditures:
  United States                          $    18   $   185
                                         --------  --------

    Total capital expenditures           $    18   $   185
                                         ========  ========

                         ENVIRONMENTAL SAFEGUARDS, INC.
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                   __________


14.  MAJOR  CUSTOMER  INFORMATION
     ----------------------------

     During each of the years ended December 31, 2003 and 2002, the Company provided services to a limited customer base geographically dispersed as follows:

                                   2003  2002
                                   ----  ----
     Number of Customers:
       United States                  2     1
       Latin America                  -     1
                                   ----  ----

                                      2     2
                                   ====  ====


     During the year ended December 31, 2003, the Company's largest customer accounted for 97% of revenue, and during the year ended December 31, 2002, a different customer accounted for 95% of revenue.


15.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     The Company engaged in certain non-cash investing and financing activities as follows (in thousands):

                                                     2003   2002
                                                     -----  -----
     Dividends declared but not yet paid             $ 228  $ 253

     Stock warrants issued in connection
       with the funding of long-term debt              345      -

(B)  EXHIBITS

       Exhibit
       Number                       Description
       -------                      -----------

 3.1*          --   Certificate of Incorporation of the Registrant, as amended.
 3.2*          --   Bylaws  of  the  Registrant.
 4.1*          --   See  Exhibits 3.1 and 3.2. for provisions of the Articles of
                    Incorporation  and  Bylaws of the Registrant defining rights of  holders  of  common  stock  of  the  Registrant.
 4.2*          --   Common  Stock  specimen.
 4.3.1**       --   Certificate  of  Designation,  Preferences,  Rights  and
                    Limitations  of  Series  B  Convertible  Preferred  Stock.
 4.3.2**       --   Certificate  of  Designation,  Preferences,  Rights  and
                    Limitations  of  Series  C  Preferred  Stock.
 4.3.3*****         Certificate  of  Designation,  Preferences,  Rights  and
                    Limitations  of  Series  D  Convertible  Preferred  Stock.
 4.4*          --   Form  of  Warrant  Certificate  dated  December  17,  1997
                    (Included  in  Exhibit  4.8).
 4.5*          --   Form  of  Registration  Rights Agreement pursuant to Private
                    Placement  Memorandum  dated  September  18,  1996.
 4.6*          --   Form of Registration Rights Agreement dated December 17,
                    1997,  between  the  Company  and  Cahill, Warnock Strategic
                    Partners  Fund,  L.P.,  Strategic  Associates, L.P., Newpark
                    Resources,  Inc.  and  James  H.  Stone.
 4.7*          --   Form  of  Warrant Agreement dated December 17, 1997, between the  Company  and  Cahill,  Warnock Strategic Partners Fund,
                    L.P.,  Strategic  Associates,  L.P., Newpark Resources, Inc.
                    and  James  H.  Stone.
 4.8***        --   Form  of  Registration  Rights  Agreement  dated December 7,
                    1998.
 10.1.1*****        Agreement  in  Principal  dated  August  17,  2000.
 10.1.2******       Agreement  dated  March  1,  2001.
 10.2*         --   Loan  and  Security Agreement dated December 17, 1997 by and among  the  Company,  National  Fuel  &  Energy,  and OnSite
                    Technology,  L.L.C.  as  Borrowers  and  Cahill,  Warnock
                    Strategic  Partners  Fund, L.P., Strategic Associates, L.P.,
                    Newpark  Resources,  Inc.  and  James  H. Stone, as Lenders.
 10.3*         --   Form  of  Registration  Rights Agreement pursuant to Private
                    Placement  Memorandum  dated  September  18,  1996.
 10.4*         --   Form  of  Registration  Rights  Agreement dated December 17,
                    1997,  between  the  Company  and  Cahill, Warnock Strategic
                    Partners  Fund,  L.P.,  Strategic  Associates, L.P., Newpark
                    Resources,  Inc.  and  James  H.  Stone.
 10.5*         --   Form  of  Warrant Agreement dated December 17, 1997, between the  Company  and  Cahill,  Warnock Strategic Partners Fund,
                    L.P.,  Strategic  Associates,  L.P., Newpark Resources, Inc.
                    and  James  H.  Stone.
 10.6*         --   Employment  Agreement  of  James  S.  Percell.
 10.7****      --   1998  Stock  Option  Plan
 14.1          --   Code  of  Ethics
 21.1*         --   Subsidiaries
31.1           --   Certification  of  Chief  Executive Officer of Environmental
                    Safeguards,  Inc.  required  by  Rule  13a-14(l)  or  Rule
                    15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant  to  Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           --   Certification  of  Chief  Financial Officer of Environmental
                    Safeguards,  Inc.  required  by  Rule  13a-14(l)  or  Rule
                    15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant  to  Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           --   Certification  of  Chief  Executive Officer of Environmental
                    Safeguards,  Inc.  pursuant  to  Section  906  of  the
                    Sarbanes-Oxley Act of 2002 and Section 1350 of 19 U.S.C. 63.
32.2           --   Certification  of  Chief  Financial Officer of Environmental
                    Safeguards,  Inc.  pursuant  to  Section  906  of  the
                    Sarbanes-Oxley Act of 2002 and Section 1350 of 19 U.S.C. 63.
---------------

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


( C )  REPORTS  ON  FORM  8-K

          None filed in the fourth quarter of 2003.



ITEM 14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of our fiscal year ended December 31, 2003.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004

                                   ENVIRONMENTAL  SAFEGUARDS,  INC.



                                   By:  /s/  JAMES  S.  PERCELL
                                        ------------------------------------
                                             James  S.  Percell

                                        Director, Chairman of the Board,
                                        Chief Executive Officer and President

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

          Signature                       Title                      Date
          ---------                       -----                      ----

  /s/  JAMES S. PERCELL       Director, Chairman of the Board,    March 29, 2004
---------------------------       Chief Executive Officer
                                  and President

  /s/  THOMAS  R.  BRAY       Director                            March 29, 2004
---------------------------


  /s/  BRYAN  SHARP           Director                            March 29, 2004
---------------------------


  /s/  ALBERT WOLFORD         Director                            March 29, 2004
---------------------------


  /s/  DAVID L. WARNOCK       Director                            March 29, 2004
---------------------------


  /s/  MICHAEL D. THOMPSON    Chief Financial Officer             March 29, 2004
---------------------------       and Secretary