Form 10QSB
period 2004-03-31
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2004-05-17
CIK 1017616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

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

                               Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT MAY 5, 2004, APPROXIMATELY 10,745,091 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE):

                               Yes [ ]     No [X]

                         ENVIRONMENTAL SAFEGUARDS, INC.

                                    CONTENTS

PART I --  FINANCIAL  INFORMATION

Item 1.    Financial  Statements

           Consolidated Condensed Balance Sheet as of March 31, 2004 (unaudited) and December 31, 2003.

           Unaudited Consolidated Condensed Statement of Operations for the three months ended March 31, 2004 and 2003.

           Unaudited Consolidated Condensed Statement of Stockholders' Equity for the three months ended March 31, 2004.

           Unaudited Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2004 and 2003.

           Selected Notes to Unaudited Consolidated Condensed Financial Statements.

Item 2.    Management's  Discussion  and  Analysis  or  Plan  of  Operation

Item 3.    Controls  and  Procedures


PART II -- OTHER  INFORMATION

Item 1.    Legal  Proceedings

Item 5.    Other Information

Item 6.    Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                            ENVIRONMENTAL SAFEGUARDS, INC.

                         CONSOLIDATED CONDENSED BALANCE SHEET

                                      __________

                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           MARCH 31,
                                                              2004       DECEMBER 31,
ASSETS                                                    (UNAUDITED)        2003
                                                          ------------  --------------
Current assets:
  Cash and cash equivalents                               $       201   $         386
  Accounts receivable                                             400             400
  Prepaid expenses                                                 56              61
                                                          ------------  --------------

    Total current assets                                          657             847

Property and equipment, net                                     4,947           5,053
Intangible asset - Acquired engineering design
  and technology, net                                             693             795
Other assets                                                        2               2
                                                          ------------  --------------

      Total assets                                        $     6,299   $       6,697
                                                          ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable to related parties     $       425   $         420
  Accounts payable                                                 75              85
  Dividends payable                                               901             845
  Accrued interest                                                180             160
  Other accrued liabilities                                       893             862
                                                          ------------  --------------

    Total current liabilities                                   2,474           2,372
                                                          ------------  --------------

Notes payable to related parties                                  737             786

Minority interest                                               1,907           1,912

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001
    par value (aggregate liquidation value - $2,898);
    5,000,000 shares authorized; 2,733,686 shares issued
    and outstanding                                                 3               3
  Preferred stock; Series D convertible, non-voting,
    cumulative $.001 par value (aggregate liquidation
    value $4,000); 400,000 shares authorized, issued and
    outstanding                                                     1               1
  Common stock; $.001 par value;  50,000,000 shares
    authorized; 10,745,091 shares issued and outstanding           10              10
  Additional paid-in capital                                   15,332          15,332
  Accumulated deficit                                         (14,165)        (13,719)
                                                          ------------  --------------

    Total stockholders' equity                                  1,181           1,627
                                                          ------------  --------------

      Total liabilities and stockholders' equity          $     6,299   $       6,697
                                                          ============  ==============

                 The accompanying notes are an integral part of these
                unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   __________

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                       ---------------------
                                                         2004        2003
                                                       ---------  ----------
Revenue                                                $    600   $      53
Cost of revenue                                             340         219
                                                       ---------  ----------

  Gross margin                                              260        (166)

Selling, general and administrative expenses                445         462
Amortization of intangible asset - acquired
  engineering design and technology                         102         102
Research and development                                     15          15
                                                       ---------  ----------

    Loss from operations                                   (302)       (745)

Interest expense                                             93          18
                                                       ---------  ----------

Loss before minority interest                              (395)       (763)

Minority interest                                             5           6
                                                       ---------  ----------

Net loss                                               $   (390)  $    (757)
                                                       =========  ==========

Net loss applicable to common stockholders             $   (446)  $    (815)
                                                       =========  ==========

Net loss per share-basic and diluted                   $  (0.04)  $   (0.08)
                                                       =========  ==========

Weighted average shares outstanding-basic and diluted    10,745      10,112
                                                       =========  ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                        ENVIRONMENTAL SAFEGUARDS, INC.

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  __________

                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                      TOTAL
                                        SERIES B    SERIES D            ADDITIONAL                    STOCK-
                                       PREFERRED   PREFERRED   COMMON     PAID-IN     ACCUMULATED    HOLDERS'
                                         STOCK       STOCK      STOCK     CAPITAL       DEFICIT       EQUITY
                                       ----------  ----------  -------  -----------  -------------  ----------
Balance as of December 31, 2003        $        3  $        1  $    10  $    15,332  $    (13,719)  $   1,627

Dividends on Series D Preferred stock           -           -        -            -           (56)        (56)

Net loss                                        -           -        -            -          (390)       (390)
                                       ----------  ----------  -------  -----------  -------------  ----------

Balance as of March 31, 2004           $        3  $        1  $    10  $    15,332  $    (14,165)  $   1,181
                                       ==========  ==========  =======  ===========  =============  ==========

                                  The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   __________

                                 (IN THOUSANDS)

                                                             THREE  MONTHS
                                                            ENDED MARCH 31,
                                                         ---------------------
                                                           2004        2003
                                                         ---------  ----------
Cash flows from operating activities:
  Net loss                                               $   (390)  $    (757)
  Adjustment to reconcile net loss to net cash provided
    by operating activities                                   260         576
                                                         ---------  ----------

      Net cash used by operating activities                  (130)       (181)
                                                         ---------  ----------

Cash flows from investing activities:
  Purchases of equipment                                      (11)          -
                                                         ---------  ----------

      Net cash used by investing activities                   (11)          -
                                                         ---------  ----------

Cash flows from financing activities:
  Net Proceeds from Note Payable                                -         460
  Payments on Notes Payable                                   (44)          -
                                                         ---------  ----------

      Net cash provided by financing activities               (44)        460
                                                         ---------  ----------

Net increase (decrease) in cash and cash equivalents         (185)        279

Cash and cash equivalents, beginning of period                386          97
                                                         ---------  ----------

Cash and cash equivalents, end of period                 $    201   $     376
                                                         =========  ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   __________

1.   GENERAL
     -------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Environmental Safeguards, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

     The Company is currently seeking to obtain service contracts in the markets that it serves and is also considering strategic alternatives including a possible additional sale of certain of its assets. In December 2001, the Company completed the sale of three of its ITD units and certain licensing rights and the proceeds were used to pay off all the Company's senior debt.

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

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   __________

3.   IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

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

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                                           THREE  MONTHS
                                                          ENDED MARCH 31,
                                                        -------------------
                                                          2004      2003
                                                        --------  ---------
     Federal statutory rate                                (34)%      (34)%
     Change in valuation allowance                          34         34
                                                        --------  ---------
                                                             - %        - %
                                                        ========  =========

     As of March 31, 2004, for U.S. federal income tax reporting purposes, the Company has approximately $8,450,000 of unused net operating losses ("NOLs") to future years. The Company's NOLs do not include the undistributed losses from certain controlled foreign corporations. The benefit from such NOLs will expire during the years ending December 31, 2017 to 2024. Because U.S. federal income tax laws limit the time during which NOLs may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Based on such limitation, the Company has significant NOLs for which realization of tax benefits is uncertain. The benefit from utilization of NOLs could be subject to limitations if material ownership changes occur in the Company.

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   __________

5.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     In July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L.P. and Strategic Associates, L.P. These loans bear interest of 12% per year and were originally due in January 2003 but have been extended to October 2004. David Warnock, a director of the Company, is a general partner of Cahill Warnock Strategic Partners, L.P. and a managing member of the general partner of Strategic Associates, L.P.

     In March 2003 the Company signed a $1,500,000 long-term loan agreement. The loan is collateralized by three ITD units and bears interest at a stated rate of 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. In connection with this long-term loan, the Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share and these warrants were valued at $345,000. The loan origination fees and warrants results in an effective interest rate on the loan of approximately 35% per year. (See Note 11) The long-term debt has an original face value of $1,500,000 and is carried net of unamortized loan costs of approximately $370,000 as of March 31, 2004. Such loan costs are being amortized over the term of the long-term debt using the interest method.

     In September 2003 the Company borrowed $8,000 from a financial institution to purchase a vehicle. The loan bears interest of 6.5% per year and is due in payments of $245 per month, including interest, through September 2006. The vehicle is collateral for the loan.

     Long-term debt as of March 31, 2004 consists of amounts due under the long-term debt agreements as described in the previous paragraphs.

     Long-term debt, as of March 31, 2004, consists of the following (in thousands):

     Cahill Warnock Strategic Partners, L.P.          $  237

     Strategic Associates, L.P.                           13

     Note payable to a related party                   1,275

     Other note payable                                    7
                                                      -------

     Contractual balance                               1,532

     Less unamortized loan costs                        (370)
                                                      -------

       Long-term debt                                  1,162

     Less current maturities                            (425)
                                                      -------

         Long-term debt, net of current portion       $  737
                                                      =======


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   __________


5.   NOTES  PAYABLE  TO  RELATED  PARTIES  (CONTINUED)
     -------------------------------------------------

     The following is an analysis of future annual scheduled maturities of contractual balances of long-term debt (in thousands):

            YEAR ENDED
           DECEMBER 31,
          --------------
               2004                 $  476
               2005                    303
               2006                    303
               2007                    300
               2008                    150
                                    ------

          Long-term debt            $1,532
                                    ======

6.   LOSS  PER  SHARE
     ----------------

     The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months ended March 31, 2004 and 2003 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 23,697,305 shares at March 31, 2004) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is a reconciliation of net loss to the net loss available to common stockholders:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                ------------------------
                                                   2004         2003
                                                ----------  ------------
                                                     (IN THOUSANDS)
     Net loss                                   $    (390)  $      (757)
     Series D preferred stock dividends               (56)          (58)
                                                ----------  ------------

     Net loss available to common stockholders  $    (446)  $      (815)
                                                ==========  ============

7.   SEGMENT  INFORMATION
     --------------------

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


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   __________


7.   SEGMENT INFORMATION (CONTINUED)
     -------------------------------

     Following is a summary of segment information:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                     ----------------------------
                                          2004           2003
                                     ---------------  -----------
                                             (IN THOUSANDS)
     Revenue:
      United States                  $          600   $       53
      Latin America                               -            -
                                     ---------------  -----------

         Total revenue               $          600   $       53
                                     ===============  ===========

     Loss from operations:
       United States                 $         (252)  $     (679)
       Latin America                              -            -
       Middle East                              (10)         (12)
       Corporate                                (40)         (54)
                                     ---------------  -----------

         Total loss from operations  $         (302)  $     (745)
                                     ===============  ===========

                                 MARCH 31,    DECEMBER
                                    2004      31, 2003
                                 ----------  ----------
                                     (IN THOUSANDS)

     Assets:
       United States             $    2,794  $    3,202
       Latin America                    104          88
       Middle East                    3,393       3,393
       Corporate                          8          14
                                 ----------  ----------

         Total assets            $    6,299  $    6,697
                                 ==========  ==========

8.   REVENUE
     -------

     During the three months ended March 31, 2004 and 2003, service revenue was derived from full-service contract utilization of ITD units owned by the Company. All revenue for the quarter ended March 31, 2003 was derived from a single customer. All revenue for the quarter ended March 31, 2004 was derived from a different single customer (See Note 11).

9.   SUPPLEMENTAL  NON-CASH  TRANSACTIONS
     ------------------------------------

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                        2004        2003
                                                     ----------  -----------
                                                         (IN THOUSANDS)
     Dividends declared but not yet paid             $       56  $        58

     Stock warrants issued to obtain long-term debt  $        -  $       345

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   __________

10.  LITIGATION
     ----------

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; in the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringe on OnSite's U.S. Patent No. 5,738,031 and requests a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite also seeks damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the courts find appropriate. Defendants have filed an answer asserting that they do not infringe on OnSite's patent or alternatively, that such patent is invalid. Defendants' denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents has been rejected by the court. Defendants have now alleged in their pleadings that OnSite infringes on the above patents along with U.S. Patent No. 5,523,060, all of which OnSite denies. Defendants, although originally asserting that OnSite infringed each of the patents in suit, have announced in open court that they are no longer claiming infringement of U.S. Patent No. 4,990,237 against OnSite. Discovery is closed, and the case is now set for trial June 7, 2004.

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. OnSite alleges that, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite also alleges that a suit filed by Duratherm in August 2000 for patent infringement against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which suit was subsequently dismissed with prejudice by the United States District Judge, was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such false, deceptive and malicious statements, WCS terminated its contract with OnSite. In February, 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C. The causes of action alleged by OnSite against the Defendants are (i) interference with contract and prospective business relations; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of


                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.

                    SELECTED NOTES TO UNAUDITED CONSOLIDATED

                         CONDENSED FINANCIAL STATEMENTS

                                   __________

10.  LITIGATION  (CONTINUED)
     -----------------------

     OnSite with regard to the indirect thermal desorption units. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition. This case is in the discovery stage and is set for trial in July 2004.

11.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     In July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L.P. and Strategic Associates, L.P. These loans bear interest of 12% per year and were originally due in January 2003 but have been extended to October 2004. David L. Warnock, one of the Directors of the Company, is a general partner of Cahill Warnock Strategic Partners, L.P. and a managing member of the general partner of Strategic Associates, L.P.

     In March 2003 the Company obtained a loan of $1,500,000 (See Footnote 5). The Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share in connection with this loan. This transaction resulted in the lender becoming a related party and the beneficial owner of 12% of the Company's common stock, although none of the warrants have been exercised as of May 5, 2004.

     In January 2003, the Company signed a contract to process various waste streams with an entity affiliated with the lender described in the previous paragraph.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion should be read in conjunction with our consolidated condensed financials statements and related notes included elsewhere in this report, and with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

OVERVIEW

     We are engaged in the development, production and sale of environmental recycling technologies and services to waste management companies, oil and gas companies and other industrial customers through our wholly owned subsidiary, OnSite Technology, L.L.C. ("OnSite"). We are devoting substantially all of our efforts to the development of markets for OnSite's services. We are currently marketing our recycling services to companies engaged in waste management, refining, and other industrial applications.

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

     We are currently concentrating our marketing efforts and resources on domestic downstream plants, manufacturing facilities and waste management facilities, where our proprietary equipment and process have a competitive advantage in waste minimization, and recycling/reuse of hazardous waste markets, including industrial, petroleum and petro-chemical waste streams.

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

     - We record property and equipment at cost and compute depreciation using the straight-line method over an estimated useful life of 8 years on our ITD Units and 3 to 5 years on our office furniture and equipment and transportation and other equipment. Effective October 1, 2002, we changed the estimated useful lives of our ITD units from 5 years to 8 years to more accurately reflect our experience with the useful lives of the units and to conform to industry practices for equipment used in similar applications. Any additions or improvements that increase the value or extend the life of our assets are capitalized and expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations currently.

     As of May 2004, we own five ITD units, and our 50%-owned subsidiary Onsite Arabia, Inc., owns two additional units. Of the five fully-owned units, one is in operation and four are available for contract operations. The two 50%-owned units are available for contract operations in the Arabian Gulf region.

QUARTERLY  FLUCTUATIONS

     Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

RESULTS  OF  OPERATIONS

COMPARISON  OF  OPERATING  RESULTS  -  QUARTERS  ENDED  MARCH  31, 2004 AND 2003

     Summary. During the first quarter of 2004, we incurred a net loss of $390,000 as compared to a 2003 first quarter net loss of $757,000. The loss for both periods was principally due to insufficient equipment utilization, along with offsetting expenses as noted below.

     Revenue and Gross Margin. Revenue of $600,000 during the first quarter of 2004 generated $260,000 of gross margin as compared to revenue of $53,000 and negative gross margin of $166,000 in the comparable 2003 quarter. The increase in revenue and gross margin was mainly due to improved equipment utilization in 2004 and is attributable to our contract to process various waste streams at a facility in Arkansas.

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first quarter of 2004 were $445,000 compared to $462,000 for the first quarter of 2003. The difference is primarily due to a general reduction in domestic SGA expenses resulting from cost controls offset by litigation costs for legal proceedings described in Part II.

     Amortization of Engineering Design and Technology. This calculation represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life. This expense was $ 102,000 for the first quarter of 2003 and 2004.

     Interest Expense. During the first quarter of 2004, interest expense of $93,000 compares to interest expense of $18,000 for the first quarter of 2003. The interest expense for both periods relates to deferred preferred stock dividends and notes payable to related parties. The increased interest expense in the first quarter of 2004 is primarily due to interest on the $1.5 million loan which was fully outstanding for the entire first quarter of 2004. This loan was only partially funded when it closed late in the first quarter of 2003.

     Income Taxes. There were no tax provision effects in the first quarter of 2004 or 2003. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the first quarter of 2004 and 2003 relates to our 50% minority partner's interest in the net loss of OnSite Arabia.

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

     In December 2001 we completed the sale of three of our ITD units along with certain licensing rights, and utilized the bulk of the proceeds from the sale to retire our senior debt. With the exception of this sale, we have incurred recurring net losses and have been dependent on revenue from a limited customer base to provide cash flows. During 2003 and 2004 we have been exploring ways to expand our revenue. In January 2003, we signed a contract to process various waste streams at a facility in Arkansas. We are currently seeking to obtain additional service contracts in our served markets and are considering strategic alternatives including the possible sale of certain assets.

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

     Our independent accountants have provided us their report for the two years ended December 31, 2003 and 2002, which sets forth factors that raise substantial doubt about our ability to continue as a going concern. Our viabildity as a going concern remains dependent on our ability to raise short-term cash funds as noted above, increased utilization of our ITD units and the achievement of a sustaining level of profitability. There can be no assurances, however, that we will successfully increase ITD utilization or become sufficiently profitable.

     During July 2002, the Company obtained uncollateralized loans totaling $250,000 from Cahill Warnock Strategic Partners, L. P. and Strategic Associates, L.P. These loans bear interest at 12% per year and are due in October 2004.

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


ITEM  3.     CONTROLS  AND  PROCEDURES

     James S. Percell, our Chief Executive Officer, and Michael D. Thompson, our Chief Financial Officer, have concluded that that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-14(b) or Rule 15d-14(b) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; in the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite alleges that Duratherm's remediation operations at its Galveston County, Texas facility infringe on OnSite's U.S. Patent No. 5,738,031 and requests a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite also seeks damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the courts find appropriate. Defendants have filed an answer asserting that they do not infringe on OnSite's patent or alternatively, that such patent is invalid. Defendants' denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents has been rejected by the court. Defendants have now alleged in their pleadings that OnSite infringes on the above patents along with U.S. Patent No. 5,523,060, all of which OnSite denies. Defendants, although originally asserting that OnSite infringed each of the patents in suit, have announced in open court that they are no longer claiming infringement of U.S. Patent No. 4,990,237 against OnSite. Discovery is closed, and the case is now set for trial June 7, 2004.

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. OnSite alleges that, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite also alleges that a suit filed by Duratherm in August 2000 for patent infringement against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which suit was subsequently dismissed with prejudice by the United States District Judge, was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such false, deceptive and malicious statements, WCS terminated its contract with OnSite. In February, 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C. The causes of action alleged by OnSite against the Defendants are (i) interference with contract and prospective business relations; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the indirect thermal desorption units. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition. This case is in the discovery stage and is set for trial in July 2004.

ITEM  5.     OTHER INFORMATION

     The Board of Directors has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. At this time, the consideration of candidates for the Board of Directors is in the Board's discretion, which we believe is adequate based on the size of the company and each current Board member's qualifications.

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

(B)  Reports  on  Form  8-K

     None during the period ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL SAFEGUARDS, INC.



Date:  May 13, 2004                                  By: /s/ James S. Percell
                                                     James S. Percell,
                                                     President



Date:  May 13, 2004                                  By: /s/ Michael D. Thompson
                                                     Michael D. Thompson,
                                                     Chief Financial Officer