Form 10QSB
period 2004-06-30
ENVIRONMENTAL SAFEGUARDS INC/TX
filed 2004-08-24
CIK 1017616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   JUNE 30, 2004

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

                               Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

AT AUGUST 16, 2004, APPROXIMATELY 10,745,091 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                               Yes [ ]     No [X]

                                ENVIRONMENTAL SAFEGUARDS, INC.

                                           CONTENTS

PART I --   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Condensed Balance Sheet as of June 30, 2004 (unaudited) and
            December 31, 2003.

            Unaudited Consolidated Condensed Statement of Operations for the three months and six months ended June 30, 2004 and 2003.

            Unaudited Consolidated Condensed Statement of Stockholders' Equity for the six
            months ended June 30, 2004.

            Unaudited Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2004 and 2003.

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

SIGNATURES

                         PART I -- FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                            ENVIRONMENTAL SAFEGUARDS, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                      __________
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                            JUNE 30,
                                                              2004       DECEMBER 31,
     ASSETS                                               (UNAUDITED)        2003
     ------                                               ------------  --------------
Current assets:
  Cash and cash equivalents                               $       146   $         386
  Accounts receivable                                             400             400
  Prepaid expenses                                                121              61
                                                          ------------  --------------

    Total current assets                                          667             847

Property and equipment, net                                     4,829           5,053
Intangible asset - acquired engineering design
  and technology, net                                             593             795
Other assets                                                        2               2
                                                          ------------  --------------

      Total assets                                        $     6,091   $       6,697
                                                          ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current Portion of notes payable to related parties     $       430   $         420
  Notes Payable                                                   274               -
  Accounts payable                                                 15              85
  Dividends payable                                               954             845
  Accrued interest                                                199             160
  Damages payable                                                 600               -
  Other accrued liabilities                                       973             862
                                                          ------------  --------------

    Total current liabilities                                   3,445           2,372

Notes payable to related parties                                  691             786

Minority interest                                               1,901           1,912

Commitments and contingencies

Stockholders' equity:
  Preferred stock; Series B convertible; voting, $.001
    par value (aggregate liquidation value - $2,898);
    5,000,000 shares authorized; 2,733,686 shares issued
    and outstanding                                                 3               3
  Preferred stock; Series D convertible, non-voting,
    cumulative $.001 par value (aggregate liquidation
    value $4,000); 400,000 shares authorized, issued and
    outstanding                                                     1               1
  Common stock; $.001 par value;  50,000,000 shares
    authorized; 10,745,091 shares issued and outstanding           10              10
  Additional paid-in capital                                   15,332          15,332
  Accumulated deficit                                         (15,292)        (13,719)
                                                          ------------  --------------

    Total stockholders' equity                                     54           1,627
                                                          ------------  --------------

      Total liabilities and stockholders' equity          $     6,091   $       6,697
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

                            ENVIRONMENTAL SAFEGUARDS, INC.
               UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                      __________
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                THREE MONTHS          SIX MONTHS
                                               ENDED JUNE 30,       ENDED JUNE 30,
                                           --------------------  --------------------
                                              2004       2003       2004       2003
                                           ----------  --------  ----------  --------
Revenue                                    $     600   $   470   $   1,200   $   523
Cost of revenue                                  331       307         671       526
                                           ----------  --------  ----------  --------

  Gross margin                                   269       163         529        (3)

Selling, general and administrative
  expenses                                       553       470         998       932
Amortization of intangible asset-
  acquired engineering design and
  technology                                     102       102         204       204
Research and development                           -        15          15        30
                                           ----------  --------  ----------  --------

    Loss from operations                        (386)     (424)       (688)   (1,169)

Interest income                                    -         -           -         -
Interest expense                                 (92)      (45)       (185)      (63)
Damages under lawsuit                           (600)        -        (600)       -_
                                           ----------  --------  ----------  --------

Loss before provision for income taxes
  and minority interest                       (1,078)     (469)     (1,473)   (1,232)

Benefit (provision) for income taxes               -         -           -        -_
                                           ----------  --------  ----------  --------

Loss before minority interest                 (1,078)     (469)     (1,473)   (1,232)

Minority interest                                  6         7          11        13
                                           ----------  --------  ----------  --------

Net loss                                   $  (1,072)  $  (462)  $  (1,462)  $(1,219)
                                           ==========  ========  ==========  ========

Net loss applicable to common stock-
  holders                                  $  (1,127)  $  (520)  $  (1,573)  $(1,335)
                                           ==========  ========  ==========  ========

Net loss per share-basic and diluted       $   (0.10)  $ (0.05)  $   (0.15)  $ (0.12)
                                           ==========  ========  ==========  ========

Weighted average shares outstanding-basic
  and diluted                                 10,745    10,745      10,745    10,745
                                           ==========  ========  ==========  ========

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

                                        ENVIRONMENTAL SAFEGUARDS, INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  __________
                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                      TOTAL
                                        SERIES B    SERIES D            ADDITIONAL                    STOCK-
                                       PREFERRED   PREFERRED   COMMON     PAID-IN     ACCUMULATED    HOLDERS'
                                         STOCK       STOCK      STOCK     CAPITAL       DEFICIT       EQUITY
                                       ----------  ----------  -------  -----------  -------------  ----------
Balance as of December 31, 2003        $        3  $        1  $    10  $    15,332  $    (13,719)  $   1,627

Dividends on Series D Preferred stock           -           -        -            -          (111)       (111)

Net loss                                        -           -        -            -        (1,462)     (1,462)
                                       ----------  ----------  -------  -----------  -------------  ----------

Balance as of June 30, 2004            $     -  3  $        1  $    10  $    15,332  $    (15,292)  $      54
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

                         ENVIRONMENTAL SAFEGUARDS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________
                                 (IN THOUSANDS)


                                                             SIX MONTHS
                                                            ENDED JUNE 30,
                                                         --------------------
                                                           2004       2003
                                                         ---------  ---------
Cash flows from operating activities:
  Net loss                                               $ (1,462)  $ (1,219)
  Adjustment to reconcile net loss to net cash provided
    by operating activities                                 1,318        499
                                                         ---------  ---------

      Net cash used by operating activities                  (144)      (720)
                                                         ---------  ---------

Cash flows from investing activities:
  Purchases of equipment                                      (11)        -_
                                                         ---------  ---------

      Net cash used by investing activities                   (11)         -
                                                         ---------  ---------

Cash flows from financing activities:
  Net proceeds from notes payable                               -        920
  Payments on notes payable                                   (85)         -
  Proceeds from sale of common stock upon exercise
    of warrants                                                 -          6
                                                         ---------  ---------

      Net cash provided (used) by financing activities        (85)       926
                                                         ---------  ---------

Net increase (decrease) in cash and cash equivalents         (240)       206

Cash and cash equivalents, beginning of period                386         97
                                                         ---------  ---------

Cash and cash equivalents, end of period                 $    146   $    303
                                                         =========  =========

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

     The differences between the Federal statutory income tax rates and the Company's effective income tax rates were as follows:

                                             THREE MONTHS        SIX MONTHS
                                            ENDED JUNE 30,      ENDED JUNE 30,
                                          ------------------  ------------------
                                            2004      2003      2004      2003
                                          --------  --------  --------  --------
     Federal statutory rate                  (34)%     (34)%     (34)%     (34)%
     Change in valuation allowance            34        34        34        34
                                          --------  --------  --------  --------

                                              -  %      -  %      -  %      -  %
                                          ========  ========  ========  ========

     As of June 30, 2004, for U.S. federal income tax reporting purposes, the Company has approximately $8,900,000 of unused net operating losses ("NOLs") to future years. The Company's NOLs do not include the undistributed losses from certain controlled foreign corporations. The benefit from such NOLs will expire during the years ending December 31, 2017 to 2024. Because U.S. federal income tax laws limit the time during which NOLs may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Based on such limitation, the Company has significant NOLs for which realization of tax benefits is uncertain. The benefit from utilization of NOLs could be subject to limitations if material ownership changes occur in the Company.

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________

5.   NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES
     --------------------------------------------------

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

     In March 2003 the Company signed a $1,500,000 long-term loan agreement with Rineco Recycling, LLC ("Rineco"). The loan is collateralized by three ITD units and bears interest at a stated rate of 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. In connection with this long-term loan, the Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share and these warrants were valued at $345,000. The loan origination fees and warrants results in an effective interest rate on the loan of approximately 35% per year. (See
     Note 11) The long-term debt has an original face value of $1,500,000 and is carried net of unamortized loan costs of approximately $311,000 as of June 30, 2004. Such loan costs are being amortized over the term of the long-term debt using the interest method. On June 28, 2004, the lender declared the Company in default on this loan and accelerated the maturity of the loan. The Company is contesting the declaration of default (see Footnote 10).

     In September 2003 the Company borrowed $8,000 from a financial institution to purchase a vehicle. The loan bears interest of 6.5% per year and is due in payments of $245 per month, including interest, through September 2006. The vehicle is collateral for the loan.

     In June 2004, the Company signed two loan agreements with Lundeen & Dickinson LLP, the law firm representing the Company in the lawsuit styled OnSite Technology LLC v Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer, and Victor R. Reynolds; Civil Action No. H-02-2624; in the United States District Court for the Southern District of Texas. The loan agreements are for $194,417 and $80,000. The loans bear interest at 7% per year and are due in February 2005. The loans are collateralized by one ITD unit

     Long-term debt as of June 30, 2004 consists of amounts due under the long-term debt agreements as described in the previous paragraphs.

     Long-term debt, as of June 30, 2004, consists of the following (in thousands):

     Cahill Warnock Strategic Partners, L.P.                             $  237
     Strategic Associates, L.P.                                              13
     Note payable to a related party                                      1,200
     Lundeen & Dickinson LLP                                                274
     Other note payable                                                       6
                                                                         -------

     Contractual balance                                                  1,730

     Less unamortized loan costs                                           (335)
                                                                         -------

       Long-term debt                                                     1,395

     Less current maturities                                               (430)

     Less trade note payable                                               (274)
                                                                         -------

         Long-term debt, net of current portion                          $  691
                                                                         =======

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________


5.   NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (CONTINUED)
     --------------------------------------------------------------

     The following is an analysis of future annual scheduled maturities of contractual balances of long-term debt (in thousands):

            YEAR ENDED
             JUNE 30,
          --------------
               2005                                                   $      704
               2006                                                          426
               2007                                                          300
               2008                                                          300
                                                                      ----------

          Long-term debt                                              $    1,730
                                                                      ==========

6.   LOSS  PER  SHARE
     ----------------

     The Company computes basic earnings per share based on the weighted average number of shares of common stock outstanding for the period, and includes common stock equivalents outstanding for the computation of diluted earnings per share. As a result of incurred net losses, for the three months and six months ended June 30, 2004 and 2003 all common stock equivalents have been excluded from the calculation of earnings per share as their effect is anti-dilutive. In future periods, the calculation of diluted earnings per share may require that the Company's common stock equivalents (totaling 24,236,449 shares at June 30, 2004) be included in the calculation of the weighted average shares outstanding for periods in which net income is reported. Following is a reconciliation of net loss to the net loss available to common stockholders:

                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30,                 JUNE 30,
                                   ------------------------  ----------------------
                                      2004         2003         2004        2003
                                   -----------  -----------  ----------  ----------
                                        (IN THOUSANDS)           (IN THOUSANDS)
     Net loss                      $   (1,072)  $     (462)  $  (1,462)  $  (1,219)
     Series D preferred stock
       dividends                          (55)         (58)       (111)       (116)
                                   -----------  -----------  ----------  ----------

     Net loss available to common
       stockholders                $   (1,127)  $     (520)  $  (1,573)  $  (1,335)
                                   ===========  ===========  ==========  ==========

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

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________


7.   SEGMENT INFORMATION (CONTINUED)
     -------------------------------

     Following is a summary of segment information:

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                             JUNE 30,                 JUNE 30,
                                     ------------------------  ----------------------
                                        2004         2003         2004        2003
                                     -----------  -----------  ----------  ----------
                                          (IN THOUSANDS)           (IN THOUSANDS)
     Revenue:
      United States                  $      600   $      470   $   1,200   $     523
      Latin America                           -            -           -          -_
                                     -----------  -----------  ----------  ----------

         Total revenue               $      600   $      470   $   1,200   $     523
                                     ===========  ===========  ==========  ==========

     Loss from operations:
       United States                 $     (328)  $     (330)  $    (580)  $  (1,003)
       Latin America                         (5)          (5)         (5)        (11)
       Middle East                          (11)         (14)        (21)        (26)
       Corporate                            (42)         (75)        (82)       (129)
                                     -----------  -----------  ----------  ----------

         Total loss from operations  $     (386)  $     (424)  $    (688)  $  (1,169)
                                     ===========  ===========  ==========  ==========

                                                           JUNE 30,    DECEMBER
                                                             2004      31, 2003
                                                           ---------  ----------
                                                              (IN THOUSANDS)
     Assets:
       United States                                       $   2,584  $    3,202
       Latin America                                              99          88
       Middle East                                             3,393       3,393
       Corporate                                                  15          14
                                                           ---------  ----------

         Total assets                                      $   6,091  $    6,697
                                                           =========  ==========

8.   REVENUE
     -------

     During the three months and six months ended June 30, 2004 and 2003, service revenue was derived from full-service contract utilization of ITD units owned by the Company. All revenue for the six months ended June 30, 2003 was derived from two customers. All revenue for the six months ended
     June  30,  2004  was  derived  from  a  single  customer  (See  Note  11).


9.   SUPPLEMENTAL  NON-CASH  TRANSACTIONS
     ------------------------------------

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           ---------------------
                                                             2004        2003
                                                           ---------  ----------
                                                              (IN THOUSANDS)
     Dividends declared but not yet paid                   $     111  $      116

     Stock warrants issued to obtain long-term debt        $       -  $      345

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________

10.  LITIGATION
     ----------

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; in the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite alleged that Duratherm's remediation operations at its Galveston County, Texas facility infringe on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite also sought damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the court might find appropriate. Defendants filed an answer asserting that they do not infringe on OnSite's patent or alternatively, that such patent is invalid. Defendants' denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents has been rejected by the court. Defendants further alleged in their pleadings that OnSite infringed on the above patents along with U.S. Patent No. 5,523,060, all of which OnSite denied. Defendants, although originally asserting that OnSite infringed each of the patents in suit, have announced in open court that they are no longer claiming infringement of U.S. Patent No. 4,990,237 against OnSite. Discovery closed, and the case was tried commencing on June 7, 2004.

     Pre-trial rulings precluded OnSite from challenging the validity of the patents in suit, and a jury found that OnSite infringed both United States Patent No. 5,269,906 and 5,523,060. The jury found damages of $2,118,197. Both sides filed post-trial motions which remain pending. The ultimate monetary impact of the lawsuit is still pending the ruling of the judge in the proceedings. Based on discussions with legal counsel in the matter, if the judge enters a judgment based upon the jury verdict finding infringement, the damages are not expected to be less than $600,000 even though substantial grounds exist for an appeal of the damage issue, as well as all liability issues. Accordingly, the Company has recorded an accrual for damages in the matter of $600,000.

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

                                    Continued

                         ENVIRONMENTAL SAFEGUARDS, INC.
                    SELECTED NOTES TO UNAUDITED CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                   __________

10.  LITIGATION  (CONTINUED)
     -----------------------

     OnSite with regard to the indirect thermal desorption units. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition. Certain of the Defendants in this law suit have filed a counterclaim against OnSite alleging that OnSite sent out letters which tortuously interfered with their businesses. This case is in the discovery stage and is set for trial in October 2004.

     In July 2004 OnSite initiated litigation styled OnSite Technology LLC, Environmental Safeguards, Inc., and National Fuel & Energy, Inc. vs Rineco Recycling, LLC; Cause No. 2004-42635 in the 164th District Court of Harris County, Texas. OnSite alleges that Rineco improperly accelerated a promissory note which OnSite gave to Rineco in March of 2003. There has been no discovery in the case and no trial date set.


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

     In March 2003 the Company obtained a loan of $1,500,000 (See Footnote 5). The Company issued 1,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share in connection with this loan. This transaction resulted in the lender becoming a related party and the beneficial owner of 12% of the Company's common stock, although none of the warrants have been exercised as of June 30, 2004.

     In January 2003, the Company signed a contract to process various waste streams with an entity affiliated with the lender described in the previous paragraph.


12.  SUBSEQUENT  EVENTS
     ------------------

     In August 2004 OnSite Technology, LLC. ("OnSite"), a subsidiary of the Company filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of Texas, Houston Division.

     In August 2004 OnSite declared Rineco Chemical Industries, Inc. in breach of the services contract between the two parties and ceased operations under the contract. OnSite has requested that its claim for damages due to the breach of the contract be submitted to binding arbitration as contemplated by the contract.

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

     As of August 2004, we own five ITD units, and our 50%-owned subsidiary Onsite Arabia, Inc., owns two additional units. Of the five fully-owned units, one is in operation and four are available for contract operations. The two 50%-owned units are available for contract operations in the Arabian Gulf region.

QUARTERLY  FLUCTUATIONS

     Our revenue may be affected by the timing and deployment of ITD Units to customer sites under existing contracts, and by the timing of obtaining new contracts. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

RESULTS  OF  OPERATIONS

COMPARISON OF OPERATING RESULTS - THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     Summary. During the second quarter of 2004, we incurred a net loss of $1,072,000 as compared to a 2003 second quarter net loss of $462,000. The increase in loss for the second quarter of 2004 was principally due to the damages from the patent infringement case and related litigation costs.

     Revenue and Gross Margin. Revenue of $600,000 during the second quarter of 2004 generated $269,000 of gross margin as compared to revenue of $470,000 and gross margin of $163,000 in the comparable 2003 quarter. The increase in revenue and gross margin was mainly due to improved equipment utilization in 2004 and is attributable to our contract to process various waste streams at a facility in Arkansas.

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the second quarter of 2004 were $553,000 compared to $470,000 for the second quarter of 2003. The difference is primarily due to litigation costs for legal proceedings described in Part II.

     Amortization of Engineering Design and Technology. This calculation represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life. This expense was $ 102,000 for the second quarter of both 2003 and 2004.

     Other. Other Expenses for the second quarter of 2004 of $600,000 are a provision for the damages from the patent infringement lawsuit (see Footnote 10 to the financial statements). There was no other expense in the comparable 2003 quarter.

     Interest Expense. During the second quarter of 2004, interest expense of $92,000 compares to interest expense of $45,000 for the second quarter of 2003. The interest expense for both periods relates to deferred preferred stock dividends and notes payable to related parties. The increased interest expense in the second quarter of 2004 is primarily due to interest on the $1.5 million loan which was fully outstanding for the entire second quarter of 2004. This loan was only partially funded until the third quarter of 2003.

     Income Taxes. There were no tax provision effects in the second quarter of 2004 or 2003. During both comparative quarters we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the second quarter of 2004 and 2003 relates to our 50% minority partner's interest in the net loss of OnSite Arabia.

COMPARISON OF OPERATING RESULTS - SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     Summary. During the six months ended June 30, 2004, we incurred a net loss of $1,462,000 as compared to a 2003 net loss of $1,219,000. The increase in loss for the six months ended June 30, 2004 was principally due to the damages from the patent infringement case and related litigation costs.

     Revenue and Gross Margin. Revenue of $1,200,000 during the first six months of 2004 generated $529,000 of gross margin as compared to revenue of $523,000 and negative gross margin of $3,000 in the comparable 2003 period. The increase in revenue and the improvement in gross margin were mainly due to the fact that in the first six months of 2004 an average of 1.0 units under full-service contract operations versus an average of 0.6 units in the first six months of 2003.

     Selling, General and Administrative ("SGA") Expenses. SGA expenses during the first six months of 2004 were $998,000 as compared to $932,000 for the first six months of 2003. The difference primarily due to litigation costs incurred in 2004.

     Amortization of Engineering Design and Technology. This represents the amortization of Acquired Engineering Design and Technology costs, an intangible asset related to the December 1997 acquisition of the remaining 50% interest in OnSite from Parker Drilling. The intangible asset is being amortized over an 8-year estimated economic life. This expense was $ 204,000 for the first six months of both 2003 and 2004.

     Other. Other Expenses for the first six months of 2004 of $600,000 are a provision for the damages from the patent infringement lawsuit (see Footnote 10 to the financial statements). There was no other expense in the comparable 2003 period.

     Interest Expense. During the first six months of 2004, interest expense of $185,000 relating to deferred preferred stock dividend, our long term debt, and note payable to related parties compares to interest expense of $63,000 for the first six months of 2003 The increased interest expense in the first six months of 2004 is primarily due to interest on the $1.5 million loan which was fully outstanding during the first six months of 2004, but only partially funded during the first six months of 2003.

     Income Taxes. There were no tax provision effects in the first six months of 2004 or 2003. During both comparative six month periods we incurred net operating losses ("NOLs") primarily in the U.S., which may be used to offset taxable income reported in future periods. The NOLs have generated deferred tax assets, but due to uncertainties regarding the future realization of these assets, a valuation allowance has been provided for the full amount of the deferred tax assets.

     Minority Interest. Minority interest for the first six months of 2004 and 2003 relates to our 50% minority partner's interest in the net loss of OnSite Arabia.

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

     During March 2003, the Company obtained a loan of $1,500,000 from Rineco Recycling, LLC. The loan is collateralized by three ITD units and bears interest at 12% per year. Principal payments are due in 20 quarterly installments of $75,000 beginning in August 2003 with the final payment due in May 2008. Warrants to purchase 1,500,000 shares of our common stock at a price of $0.01 were issued in connection with this loan.

     If we default on the $1,500,000 loan and if the lender forecloses on the collateral, we would be left with only two ITD Units in the U.S. The loss of the three ITD Units would (i) greatly reduce our capacity to serve customers in the U.S., (ii) would put a limit on the potential revenue we could achieve in the U.S., and (iii) would create an additional competitor in the U.S.

     On June 28, 2004, Rineco declared the Company in default on this loan and accelerated the maturity of the loan. The Company is contesting the declaration of default and has initiated litigation against Rineco alleging that Rineco improperly accelerated this loan.

     On August 10, 2004, OnSite Technology, LLC ("OnSite"), one of our subsidiaries, filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of Texas, Houston Division. OnSite plans to timely submit a plan of reorganization to the Bankruptcy Court.



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

                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

     In July 2002, OnSite filed a lawsuit styled OnSite Technology LLC v. Duratherm, Inc., Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds; Civil Action No. H-02-2624; in the United States District Court for the Southern District of Texas against Duratherm, Inc. and Duratherm Group, Inc., Steven R. Heuer and Victor R. Reynolds. OnSite alleged that Duratherm's remediation operations at its Galveston County, Texas facility infringe on OnSite's U.S. Patent No. 5,738,031 and requested a declaratory judgment that OnSite's operation of its remediation process does not infringe either of Heuer and Reynolds' U.S. Patent Nos. 4,990,237 and 5,269,906 over which Duratherm alleges control. OnSite also sought damages for patent infringement, injunctive relief to prevent further patent infringement, and other relief that the court might find appropriate. Defendants filed an answer asserting that they do not infringe on OnSite's patent or alternatively, that such patent is invalid. Defendants' denial that there is any controversy between the parties regarding the Heuer and Reynolds' patents has been rejected by the court. Defendants further alleged in their pleadings that OnSite infringed on the above patents along with U.S. Patent No. 5,523,060, all of which OnSite denied. Defendants, although originally asserting that OnSite infringed each of the patents in suit, have announced in open court that they are no longer claiming infringement of U.S. Patent No. 4,990,237 against OnSite. Discovery closed, and the case was tried commencing on June 7, 2004.

     Pre-trial rulings precluded OnSite from challenging the validity of the patents in suit, and a jury found that OnSite infringed both United States Patent No. 5,269,906 and 5,523,060. The jury found damages of $2,118,197. Both sides filed post-trial motions which remain pending. The ultimate monetary impact of the lawsuit is still pending the ruling of the judge in the proceedings. Based on discussions with legal counsel in the matter, if the judge enters a judgment based upon the jury verdict finding infringement, the damages are not expected to be less than $600,000 even though substantial grounds exist for an appeal of the issue, as well as all liability issues. Accordingly, the Company has recorded an accrual for damages in the matter of $600,000.

     In July 2002, OnSite also initiated litigation styled OnSite Technology, LLC v. Duratherm, Inc. et al.; Cause No. 02CV0801; In the 56th Judicial District Court of Galveston County, Texas, against Duratherm, Inc., Duratherm Group, Inc., Barry Hogan and Jim Hogan. This lawsuit alleges that in November 1999, OnSite and Waste Control Specialists, L.L.C. ("WCS") entered into a contract wherein OnSite would, among other things, provide the necessary services, supplies and equipment to perform recycling and remediation services utilizing an indirect thermal desorption unit as specified therein. OnSite alleges that, in late July or early August 2000, Defendants, acting in concert through Duratherm, Inc., sent or caused to be sent a letter(s) and/or other communication(s) to WCS, which OnSite alleges contained statements that were false and intended to deceive WCS, as to OnSite and OnSite's technology and indirect thermal desorption unit. OnSite also alleges that a suit filed by Duratherm in August 2000 for patent infringement against OnSite and WCS in the United States District Court for the Southern District of Texas under Civil Action No. H-00-2727, which suit was subsequently dismissed with prejudice by the United States District Judge, was malicious and contained false statements and allegations about OnSite and OnSite's technology and indirect thermal desorption unit. OnSite alleges that as a result of such false, deceptive and malicious statements, WCS terminated its contract with OnSite. In February, 2003 OnSite amended its petition to add John C. Hilliard as a defendant and to add as a claim against the defendants, the loss of a prospective contract with ExxonMobil. OnSite has also amended its petition to include as a defendant Duratherm's counsel, Conley Rose P.C. The causes of action alleged by OnSite against the Defendants are (i) interference with contract and prospective business relations; (ii) unfair competition and business disparagement; (iii) unjust enrichment; and (iv) injury to OnSite's business reputation. OnSite is seeking actual, consequential, incidental and compensatory damages, including, but not limited to, disgorgement, pre- and post-judgment interest, attorney's fees and costs and exemplary and punitive damages. OnSite is also seeking to enjoin these defendants and Duratherm's counsel, Conley Rose P.C., from interfering with the current and prospective business relationships of OnSite with regard to the indirect thermal desorption units. The Defendants in this litigation have filed an answer denying the allegations contained in OnSite's petition. Certain of the Defendants in this law suit have filed a counterclaim against OnSite alleging that OnSite sent out letters which tortuously interfered with their businesses. This case is in the discovery stage and is set for trial in October 2004.

     In  July  2004  OnSite  initiated  litigation styled OnSite Technology LLC,
Environmental Safeguards, Inc., and National Fuel & Energy, Inc. vs Rineco Recycling, LLC; Cause No. 2004-42635 in the 164th District Court of Harris County, Texas. OnSite alleges that Rineco Recycling, LLC improperly accelerated a promissory note which OnSite gave to Rineco Recycling, LLC in March of 2003. There has been no discovery in the case and no trial date set.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Our annual meeting of stockholders was held in Houston, Texas on May 19, 2004 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition to our solicitation.

     The holders of common stock approved the election of the following four directors, each to serve for a term of one year by the following vote:

                                            Votes For  Votes Against  Abstaining

     James S. Percell                       9,050,658              0     167,956
     Bryan Sharp                            9,074,958              0     143,656
     Albert M. Wolford                      9,069,958              0     148,656
     Thomas R. Bray                         9,141,858              0      75,656

     The holders of Series B Convertible Stock approved the election of the following director, to serve for a term of one year by the following vote:

                                            Votes For  Votes Against  Abstaining

     David  L.  Warnock                     2,733,686              0           0

     The holders of voting stock ratified the appointment of Ham, Langston & Brezina, LLP as our independent accountants for the fiscal year ending December 31, 2004 by the following vote:

     Votes  For                                                       11,667,601
     Votes  Against                                                       67,486
     Abstaining                                                          138,195

     The holders of voting stock approve the amendment to The 1998 Stock Option Plan by the following vote:

     Votes  For                                                        5,870,225
     Votes  Against                                                      566,345
     Abstaining                                                           82,875


ITEM 5.     OTHER INFORMATION

     During March 2003, the Company obtained a loan from Rineco Recycling, LLC in the amount of $1,500,000. On June 28, 2004 Rineco declared the Company in default on this loan and accelerated its maturity. The alleged default was based on an adverse jury verdict rendered in June 2004 in the Duratherm litigation which Rineco alleges resulted in a material adverse change in the financial condition of the Company. We are contesting the declaration of default and have initiated litigation against Rineco alleging that Rineco improperly accelerated the loan.


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

(B)  Reports  on  Form  8-K

     On June 21, 2004 we filed a report on Form 8-K which included information under Item 5 " Other Events and Regulation FD Disclosure".

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENVIRONMENTAL SAFEGUARDS, INC.


Date:  August 23, 2004                           By:  /s/  James S. Percell
                                                 James S. Percell,
                                                 President



Date:  August 23, 2004                           By:  /s/  Michael D. Thompson
                                                 Michael D. Thompson,
                                                 Chief Financial Officer