Form 10-K
period 2012-12-31
ONE WORLD HOLDINGS, INC.
filed 2013-04-15
CIK 1017616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

File Number: 333-177992

ONE WORLD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0429198
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

418 Bridge Crest Boulevard, Houston Texas	77082
(Address of principal executive offices)	(Zip Code)

 (866) 440-1470
(Registrants telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0025 par value per share
--------------------------------------------------------------------------------
(Title of Class)
Indicate by check mark if the Registrant is a well known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes   No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No [x]

The issuer had no revenues for the twelve month period ended December 31, 2012.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock most recently sold on the over-the-counter market as of April 11, 2013 was $2,099,006. The voting stock held by non-affiliates on that date consisted of 67,709,873 shares of common stock.

Number of shares outstanding of each of the issuer’s class of common stock as of April 11, 2013:
Common Stock: 89,766,994
Preferred Stock: 0

PART I

ITEM 1.                      BUSINESS

Corporate History and Background

One World Holdings, Inc. (hereinafter sometimes referred to as “One World”, “we”, “us”, “our”, etc.) was incorporated in December 1985 under the laws of the State of Nevada under the name “Cape Code Investment Company” and subsequently changed its name to “Cape Code Ventures, Inc.”  In 1993, the Company changed its name to “Environmental Safeguards, Inc.” and its primary business became the development, production and sale of environmental remediation and recycling technologies and services to waste management companies, oil and gas companies, and other industrial customers through an operating subsidiary.  In January 1997, the Company registered its common stock pursuant to Section 12(g) of the Exchange Act, and the Company became a fully reporting company with the SEC. Following a patent infringement lawsuit and related litigation initiated in July 2002, the Company’s operating subsidiary filed for bankruptcy in August 2004 and ceased operations. After the Company failed to remain current in its reports with the SEC, in November 2007 the SEC revoked the Company’s registration under Section 12 of the Exchange Act, and the Company ceased to be a reporting company with the SEC.

On July 21, 2011, the Company entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) with The One World Doll Project, Inc . ("OWDP"), a Texas corporation, and the OWDP Stockholders.  At closing, the OWDP Stockholders transferred all of their shares of common stock to the Company in exchange for an aggregate of 130,013,584 newly issued shares of the common stock of the Company.  Upon closing of this transaction, the Company had 143,577,591 shares of common stock issued and outstanding.  The 130,013,584 shares issued to the OWDP Stockholders at closing represented 90.55% of the Company’s voting securities.

As a result of the transactions effected by the Exchange Agreement, at closing (i) OWDP became a wholly-owned subsidiary of the Company, (ii) the Company abandoned all of its previous business plans involving environmental remediation and recycling, and (iii) the business of OWDP became the Company’s sole business.  OWDP is a development stage company, incorporated under the laws of the State of Texas in January 2011.  It is engaged in the development and production of different lines of multi-cultural dolls.  Descriptions of the Company’s business hereinafter refer to the business of OWDP.

On July 15, 2011, the Company changed its name to One World Holdings, Inc. and on July 26, 2011, the Company effected a reverse stock split of the Company's common stock at a split ratio of 1-for-2.5.  Every two and one half pre-split shares of common stock, $.001 par value per share, issued and outstanding immediately prior to the stock split were automatically exchanged for one post-split share of common stock, $.0025 par value per share, with any fractional shares resulting from the exchange being rounded up to the nearest whole share.  Accordingly, the number of shares of the Company's common stock issued and outstanding was reduced from 143,577,591 shares to approximately 57,431,036 shares.  Contemporaneous with the reverse stock split, the Company reduced the number of authorized shares of common stock from 250,000,000 shares, par value $.001 per share, to 100,000,000 shares, par value $.0025 per share.  All share amounts within this annual report reflect post-reverse split numbers.

Business Concept

The concept behind the creation of The One World Doll Project is one that is based on a meeting between Trent T. Daniel, founder and consultant of OWDP, and Ms. Stacey McBride-Irby, a creator of the So In Style™ line of Barbie® products offered by one of the nation’s leading toy and game companies, Mattel.  As a creator of this line of dolls, Stacey McBride-Irby achieved recognition due to the appeal of the So In Style™ dolls.  Mr. Daniel and Ms. McBride-Irby determined that there was a major opening in the market for multi-cultural dolls that were authentic to the varying hair, skin, body and facial features possessed by members of various ethnic communities.  Shortly thereafter, The One World Doll Project Inc. began its entry into the $80 million a year market of dolls and stuffed toys manufacturing (source: Dun and Bradstreet Industry Report on Dolls and Stuffed Toys - 2011 Data).  As described above under “Corporate History and Background,” The One World Doll Project, Inc. is now the operating subsidiary of One World Holdings, Inc.  The Company maintains a website at oneworlddolls.com. The information on, or that may be accessed through, our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.

The One World Doll Project

The initial concept for the One World Doll Project began with the plan to release a line of mainstream African-American dolls and a line of African-American celebrity dolls aimed at high-end collectors and young pre-teen girls. At current, the doll market is dominated by two major players, Mattel, Inc. (“Mattel”), which reported 2012 net revenues of $6.42 billion and Hasbro, Inc. (“Hasbro”) which reported net revenues of $4.09 billion. While Hasbro is a close competitor to Mattel, it should be noted that a majority of Hasbro’s income is generated from non-doll toys such as board games and action figures. The next closest competitor to Mattel and Hasbro is JAKKS Pacific, which reported 2012 net revenues of $666.76 million .(Financial information for Mattel, Hasbro and JAKKS Pacific obtained from each company’s annual report, as filed with the SEC.)

Due to the size and market domination by Mattel and Hasbro, our strategy for competing is to initially focus on the African-American and multi-cultural markets which we believe are extremely underrepresented by Mattel and Hasbro. To avoid the “in store” and limited shelf space competition of retail chains, we will focus our core sales model on internet and direct sales. By maintaining a web-based sales model, we can effectively capture our launch year (2013) market of African-American doll buyers through specific advertising and promotions on traditional black media such as BET, TV1, Ebony, Essence and Jet magazines. Our plan is to attempt to reach more mainstream and multi-cultural markets after such time we have captured the African-American market and have the track record and ability to expand our market.

Market Opportunity

We have identified four primary customer segments in the doll market:

1.
Mainstream racially mixed children (including Anglo).  This customer base consists of the approximately 24.3 million children age 6-11 in the United States (based on U.S. Census Bureau, Current Population Reports, using the population released for July 1, 2009).

2.
Black Sorority members.  This customer base consists of over 750,000 African-American sorority members from the four African-American Pan Hellenic Sororities. (Source: Management’s belief based on information obtained from sorority websites, including: Delta Sigma Theta; Alpha Kappa Alpha; Sigma Gamma Rho; and Black College Search)

3.	Collectors of African-American celebrity dolls. These customers are typically high net-worth collectors and African-American celebrity enthusiasts.

4.	Celebrities wishing to have a doll designed by Stacey McBride-Irby. We believe that these customers will pay us to produce replica dolls of themselves.

Competition

According to a 2012 industry report on Standard Industrial Classification (“SIC”) Code 3942 (Doll and Stuffed Toy manufacturing), there are 492 companies in the United States that fall within the North American Industry Classification System (“NAICS”) designation of Doll and Stuffed Toy manufacturing . Of these 492 companies, only 8 reported 2012 sales of more than $5 million and only five of those reported sales of $20 million or more.

Mattel and Hasbro are the dominant players in the doll and stuffed toy manufacturing industry.  Mattel and Hasbro reported sales of approximately $6.4 billion and $4.1 billion, respectively, for 2012.  In addition to Mattel and Hasbro, there are also many smaller companies that compete within the doll and stuffed toy manufacturing industry.    We believe any company that enters the doll and stuffed toy manufacturing industry will face fierce competition from Mattel and Hasbro and the other smaller players within the industry.  However, due to the overwhelming demand for multi-cultural dolls, especially African-American dolls, we believe One World is in a perfect position to establish a foothold in the American doll market.

United States Doll and Stuffed Toy Sales

According to a 2013Dun and Bradstreet Industry report on SIC Code 3942, the manufacturers in the dolls and stuffed toys industry had approximately $76 million sales in the United States in 2012.

Product Description

Our initial line of dolls will be labeled the “Prettie Girls!” ™, and will include six different multi-cultural doll designs—Sophia (two versions), Dahlia, Valencia, Kimani, Lena and Alexie.

Each of these six initial designs will have varying skin colors and features, along with their own outfit and accessories.  In the future, we will design additional Prettie Girls! dolls that resemble other racial groups.  We classify the two versions of Sophia as “collectible dolls” and the other five designs as “fashion dolls.” Each of Sophia, Dahlia, Valencia, Kimani, Lena and Alexie will have her own personal identity and background, as follows:

Sophia  “Having graduated with honors from the Dream Academy For Excellence, being a tennis star, Class President and in the Glee Club, with the voice of an angel, Sophia was the ultimate role model to the Prettie Girls!, always encouraging them to be their best, go for their dreams and participate in school activities. Now, Sophia is leading by example and going for her own dreams, as she plans to attend the Dream Academy for Higher Learning to pursue studies in Political Science. Will she be the first female President of the United States?”

Dahlia  “You can always count on Dahlia for a good, belly aching laugh! With an energy that is electric, Dahlia is a natural born comedian, and loves being the center of attention. With her brilliant mind and quick wit, she is loved by all, especially by her cute puppy, Chance, that she rescued.  Through her humorous and caring spirit, she is good at encouraging her friends to volunteer their time, skills & allowance money to give back to their communities. Although she is gentle and caring in nature, she is a beast when it comes to saving the planet! Are you recycling?”

Kimani  “Kimani is beautiful on the inside and out. The best friend anyone could ever have. You can trust Kimani with your ultimate secret. When it comes to needing the perfect outfit, to the right jewelry or for any fashion tip, Kimani is the go to girl. Nothing can shake Kimani from experiencing joy. She is a spit fire, energetic free spirit & marches to the beat of her own drum. Artistic and creative in nature, Kimani loves the arts and dreams of red carpet moments.  Watch for her name in lights!”

Valencia  “Bold & daring, loving life is Valencia’s claim to fame! As a part of her passion for life, Valencia is all about working out and eating right! The athletic one is always focused on being her best self. Whenever you are around Valencia, be ready to move! She's a party all by herself! To be around her is so much fun because she is always moving and grooving to the hottest song, as a way to stay fit. She loves watching cooking shows to test her healthy “meals skills” on her friends. With her fun way of cooking healthy foods along with her exciting exercise tips, you can almost smell her own show coming to a network near you!”

Lena “Lena is fun, fresh, confident, exciting and has made being smart cool! Her friends call her “The Wiz Kid” because whatever she puts her mind to, she will come out on top! A straight A student, spelling bee champ, and top fundraiser on the cheerleading squad, Lena always finds time to help her friends with their homework & class projects. Setting goals is key, next move: Class President. An up and coming entrepreneur, you better believe the next big invention will be Lena’s!”

Alexie “Alexie is flying high on life, literally; she loves Hot Air Balloons! Born two months early, she has been fighting against the odds from day one.  Because of her positive “can do” attitude, she has embraced all the good things in life and always looks at the glass as half-full!  In grade school, Alexie found herself being picked on by bullies because she was so much smaller than the other kids.  Her BFF is Prettie Girl, Lena!  They met while singing in the Glee Club together and have been best friends ever since. Lena was her protector, now Alexie has a soft spot for the underdog.  She has been crowned, “The Defender”, which ironically is the meaning of her name. She is the one who believes in fighting for what’s right and ALWAYS speaks her mind.  She is fiesty, fun-loving and full of charisma.  The Glee Club led Alexie to discover her passion for singing and performing.  She’s no stranger to the winner’s circle at any talent contest and is certainly Broadway bound!   Look out New York, Alexie has her sights on you!”

Target Market

According to childstats.org, there are 25 million children in the U.S. between the ages of 6-11. Our first year goal is to capture at least 0.73% (182,500) of this market and to obtain at least 2.36% (590,000) of this market by the end of year three. The percentage of 0.73%  for year one has been calculated based on the amount of dolls One World intends to manufacture and sell (200,000) upon funding.  Our target for year three of 2.36% is based upon implementing the Company’s marketing and public relations plan upon funding, which includes repeat customers.

With a primary focus on African-American broadcast and print outlets, we believe we can quickly capture a significant portion of the African-American target market.  In order to accomplish this, we will maintain two first year marketing and public relations focal points.  The first will be African-American mass media, and the second will be through web and social media.

With the mass media, we plan to flood the African-American marketplace with our brand through heavy TV, radio and print advertisements on African-American media outlets.  We plan for these outlets to also include appearances and live promotions on shows such as Warren Ballentine, The Steve Harvey Show, and more.   We believe these shows can be booked based on our existing celebrity relationships.  Print outlets are planned to include Ebony, Essence and Jet magazine.

We currently have obtained a portion of the financing to implement the strategies discussed here and throughout this report.  Although we do not have definitive plans to continue obtaining more funds, as a market for our common stock develops, we plan to seek to raise funds through a private offering of our common stock and/or notes payable to accredited investors.  We currently have no commitments or letters of intent with any third party, and we are not currently under negotiations with any third party related to a private offering to accredited investors.Business Strategy.

Our strategy is to be the leading provider of multi-cultural doll products to the specialty, affinity, and mass merchandise retail marketplace through a focus on direct and online sales models.  Key elements of our strategy include:

1.
Developing an online presence for One World. By focusing our core sales on internet and catalog sales, we believe we will be able to capture our market while eliminating the “eye level competition” we would face in the retail stores.

2.
Driving business by utilizing the celebrity of our lead doll designer to promote the products globally. We will be conducting a major global PR campaign around Stacey McBride-Irby, as the creator of the So In Style line of Barbie dolls.

3.
Using the power of celebrity partners and PR to develop relationships with major store chains.  In year two, we intend to conduct celebrity VIP meet and greets to introduce and promote One World to major store chains.

Marketing Overview

Although The One World Doll Project did not meet it’s goal to be introduced to consumers in the first quarter of 2013 we will achieve this goal during the second quarter of 2013 largely through a very comprehensive, strategic, and highly targeted public relations effort.  We will use a national media relations campaign to launch the Company and our products, emphasizing the players involved and the cultural impact of our products.  Our campaign will include the major print, online and broadcast news media.  Other grassroots and social media tactics will be coordinated to create a sizable groundswell of interest and significant word-of-mouth buzz.

The following is an outline of initial public relations opportunities proposed to launch The One World Doll Project that will run concurrent with and be supported by marketing efforts, promotions, advertising and retail support, to be determined by market research conducted in the next phase of the project.

Marketing Objectives

☐☐☐	Establish One World as one of the most significant positive cultural impacts in the doll category.

☐☐☐
Position Stacey McBride-Irby as the driving force and key catalyst behind the movement to change the way mainstream dolls are designed, marketed and integrated into the fabric of the ever-changing face of America and abroad.

☐☐☐	Foster and develop strategic partnerships with high-profile black women’s groups and organizations, such as sororities.

☐☐☐	Achieve major news media coverage in the launch period and beyond to not only generate consumer interest and attention, but also to drive sales.

☐☐☐	Create and encourage a dialogue in the community about One World and solicit new ideas and product/promotion suggestions.

Marketing Strategies

One World seeks to revolutionize the multi-cultural doll market.  Under the creative/design leadership of Stacey McBride-Irby, we seek to corner a significant percentage of the United States domestic doll market among mothers, families, and their daughters.  This effort is greatly dependent upon the quality, feel, early brand development, and adoption of the dolls by young girls and their families.

Our success depends heavily upon our design and marketing team’s ability to strike the right chord with the 4-12-year old girl market.  No group talks and shares more than little girls.  We plan to create a great product that girls talk about and share.  We want them to imagine themselves and their world through their dolls’ eyes.   One World seeks to understand, market to, and intuitively commercialize the 4-12 -year old girl market through gaming, “eventizing,” focus groups, strategic earned media, paid media, boutique organizational partnerships, and ancillary media brand opportunities.

The daunting proposition of capitalizing on the opportunity among multi-cultural doll buyers has been undertaken many times in the past by large toy manufacturers and by small, niche companies.  The rationale for creating similar lines is manifold and immediate.  We believe we are perfectly positioned to succeed for several significant reasons.

☐☐☐
First, there is no substitute for desirable dolls and toys that resonate with children.  Children will pester their parents, teachers, Sunday school teachers, grandparents, older siblings, and anyone else who will listen to achieve their consumption desires.  The cornerstone of our Company is the product and the wherewithal to wrap that product in an aggressive marketing and message program.  This campaign’s effectiveness will ultimately be measured by the effect it has on creating measurable and scalable demand from girls.  At the end of the day, this innovative proposition is predicated upon products that stand out in the clutter of a crowded toy market.

☐☐☐
Second, Ms. McBride-Irby brings to the Company product design and development experience within the doll industry.  Given the creative and production freedom and platform of One World, Ms. McBride-Irby will be allowed to use her creativity to tap into the body of influence around her likely consumers.

☐☐☐
Third, it is management’s belief that there is a huge, disaggregated market of toy consumers looking to buy multi-cultural dolls and to communicate racial/cultural self-esteem to their children. Historically, multi-cultural dolls have simply been colorized – white dolls made Black, brown, or yellow. Our dolls will be more authentic and genuine approximations of women from multi-cultural backgrounds.  Assisted by viral and social media, we plan to seek to leverage this market through intensive efforts of marketing directly in platforms and among organizations like churches, fraternities, sororities, civic groups with cultural orientations, and professional groups concerned with advancing specific cultural self-awareness.  Aggregating and expertly messaging individuals and organizations with these sensibilities is a key component of a larger path to success.

☐☐☐
Fourth, there is a rising tide of sensibility among non-minority girls to widen the circle of inclusion, reflecting their friends, family, and world.  We seek to be the most effective and efficient mover in this space through our diverse offerings.  Princess Tiana, from Disney Animation’s “The Princess and the Frog,” established in Christmas 2009 the viability of Disney’s ethnic products.  The Princess Tiana product line sold very well with more than 45,000 dolls sold in less than one month. (source: Target Market News, “Merchandise for Disney's 'Princess and the Frog' already a hit at stores,” November 18, 2009).

The One World story and its emphasis on positive narratives and self-esteem are hallmarks of our marketing strategy.  Where other dolls appeal only to fashion, coolness, and trends, One World will marry those elements with multi-cultural awareness.  We believe this will be a very valuable approach that will differentiate us and resonate with our target market.

Early Pillars of Marketing Campaign

Celebrity and Icons

Celebrity and thought leadership will drive positive reception and scale in media.  We expect to identify and pitch iconic leaders and celebrity influencers for promotional and endorsement support.  We are specifically targeting child-age and mommy-age leaders and celebrities.

Partnerships and Organizations

Organizations such as The National Urban League, NAACP, National Medical Association, National Dental Association, National Association of Black School Educators, Jack and Jill, Twigs, and 100 Black Men are samples of boutique organizational relationships we will seek with large supportive and leverage-able networks.  Organizations and partnerships serve as additional catalysts and brand extenders for media and mainstream acceptance to capture, maximize, and retain market share.

Media Partnerships, Earned Media, Social Media

We have developed a strategic partnership with Blogalicious, believed to be the nation’s largest gathering and association of female bloggers of color.  Blogalicious, aside from its annual gathering in the fall months, maintains a vibrant and active membership and information database of women of color who are actively involved in mothers’ issues, family purchasing, consumer products, and toys.  This organization was identified by one of our strategic marketing and advertising partners.

Gamification

In order to stay competitive in the emerging realm of computer and online games, we plan to develop games that will incorporate the Prettie Girls characters into alternative counter-reality worlds, allowing girls to become their favorite doll and create online environments where they can live out their fantasies.

Eventizing

The World Doll and Prettie Girls! model calls and regional competitions (as described in more detail below) will allow the Prettie Girls! brand to be introduced into certain U.S. markets with an “American Idol” style talent search.  With partner organizations, we plan to leverage the desire of parents, girls, and their communities to exhibit the highest standards of excellence, beauty, talent, skill, poise, and self-esteem.  We plan to work directly with known brands to create events that drive consumer traffic to our media platforms, social media, and consequently capture consumer data from prospective consumers. “Eventizing” allows us to plant our flag in local markets and to create additional product supply touch points for retailers, partners, and other associated entities.

Digital and Social Media

Through highly messaged social media and One World digital platforms we plan to design and manage an online environment with customized content that engages the young and computer proficient user on a daily basis.  This will be a hallmark of our larger plan for product launches and customer retention.   We currently have very limited amounts of capital available to purchase paid media, which creates a difficult environment for us. Instead of relying solely on declining paid media platforms, we endeavor to maximize social media and digital platforms that will serve to reduce the amount of paid media we need to acquire.

Client Relationship Management

Every effort will be made to ensure that current and potential customers will become part of the One World online and social community.  This community will be populated by young ladies and their families with news, information, and personalized message boards that allow them to express their individuality, likes, aspirations, and desires for their life.

Focus Groups

We will strive to have up-to-date market research on our target market of girls, age 4-12 years old, by regularly organizing focus groups.  The data and information gathered will influence media buys, doll design, eventizing, partnerships, and the overall operation of the Company.

Advertising Costs

For the twelve months ended December 31, 2012 and 2011and for the period from inception, October 1, 2010 to December 31, 2012, the Company’s advertising costs were $42,419, 52,110 and $94,529 respectively.

The REAL Prettie Girls! ™

We plan to hold a talent search competition to form a real entertainment group of girls named the “Prettie Girls.”  The Prettie Girls Talent Search is conceived to create a driver to connect cyber and other direct marketing with a “bricks & mortar” presence.  The competition will be an online based national outreach to first inform and then engage consumers, investors, and the public at large nationally.  We anticipate the competition will have three rounds—local, regional, and national.  Girls will be eligible to enter the competition with an online purchase of a Prettie Girls! doll.  The regional and national rounds will be actual events where contestants will perform in front of judges and a live audience of fans.  Contestants will be judged in each round based on their demonstrated skills and intangibles.  Fans will be able to view and vote for contestants online through our website.  We plan to target multiple marketing partners in order to bring attention to the competition.

Production and Manufacturing

To begin our entry into the market place, we began pre-sales of our two Obama 2012 Collectors dolls in the spring of 2011. This pre-sales initiative was launched to test the response rates to free advertising and related advertising models. For this campaign, the Company only advertised via the free mediums of local and national news and blogs, radio interviews and email campaigns.  As of the date of this annual report, the Obama 2012 Collectors Dolls pre-sales have yielded 127 sales with total sales of $7,543 and an average order of $101.  As far as actual product sales, 12 of the signature dolls (retail $149.95) have been sold and 115 of classic edition dolls (retail $49.95) have been sold.  Due to production delays the two collectors dolls will not be produced.  The pre-sales proceeds will be refunded during second quarter 2013, and we will focus on producing the five fashion dolls.

We plan to begin mass marketing and public relations for the five Prettie Girls! dolls in the second quarter of 2013. We anticipate releasing all of our dolls in July of 2013.

In order to produce the highest quality products we have engaged a third party manufacturer in China, Early Light International Ltd. (“Early Light”).   Early Light, which is headquartered in Hong Kong, will manufacture our initial inventory of dolls, taking advantage of its experience and more than 25 million square feet of production and warehousing space.   Early Light’s client base includes some of the world’s biggest toy and game developers including Mattel, Fisher-Price, MGA Entertainment, Lego, Hasbro, Playskool, MTV, Lionel, Disney and many more.   We do not have an engagement agreement with Early Light, and they will manufacture our dolls on an as-needed basis.

Our costs are consistent with customary industry practices that will include three main costing phases: pre-production, production and post-production.  The pre-production phase is a setup process that involves development of all tools and equipment needed to produce the dolls and their accessories including clothes, shoes, jewelry as well as face painting masks.  This setup phase bears the greatest amount of up-front costs but will give us everything needed to produce multiple dolls and accessories from the same set of tools.   To date, Early Light has fabricated molds for us to manufacture both the bodies and accessories of our current doll lines.  This process included making separate molds for each of the body parts, such as the head, torso and legs.  We also have separated molds for each of the different types of accessories, such as purses, jewelry, shoes and stands.  The development and fabrication of these molds is complete, although we are still making final engineering adjustments to the molds.  Future molds will be for new accessories and new doll designs, including male body designs.  Our molds and other tooling are developed from high yield metals and synthetics that we believe will yield hundreds of thousands of units before needing replacement. The Company has estimated the yield capacity of the molds by taking into consideration the past experience of management, certain engineering estimates provided by Early Light and other factors.  Additionally, Early Light has warranted our molds for a minimum of 400,000 units. These tools will remain our property but will be stored at the manufacturer’s facilities for future use. The second phase, production, will include the actual production, assembly and packaging of the dolls. This process will also include testing of the dolls for safety requirements set by the U.S. government, which will be the requirement of the manufacturer. The third phase will include shipping and further safety and hazards testing.

Our third party manufacturer, Early Light, is responsible for securing basic raw materials needed for manufacturing our product.  In June 2011, our Chief Executive Officer met with Early Light and toured their facility in Shenzhen, China.  Based on such meeting, facility tour and manufacturing completed for other clients of Early Light, it is our management’s belief that Early Light has the knowledge and capability necessary to manufacture the Company’s products, including obtaining all necessary materials for manufacturing.  Early Light obtains its materials from its long-term suppliers, and the materials are continually tested to insure compliance with required specifications.

Trademarks, Copyrights and Patents

We anticipate most of our products being sold under trademarks, trade names, and copyrights, and some products may incorporate patented devices or designs. Such intellectual property could become significant assets in that they will provide product recognition.  We intend on seeking patent, trademark, or copyright protection covering our products.   When adequate funds are available, we intend to register certain trademarks we hold with the U.S. Patent and Trademark Office.  Currently, we believe we hold certain common law trademark rights for certain trademarks including “Prettie Girls” and “The REAL Prettie Girls!”   We will use our best efforts to ensure the rights to all intellectual property we may hold are adequately protected, but there can be no assurance that our rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.  We also maintain a website at http://www.oneworlddolls.com. The information on, or that may be accessed through, our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.

Government Regulations

Any dolls we sell in the United States will be subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act, and the regulations promulgated pursuant to such statutes. These statutes ban from the market consumer products that fail to comply with applicable product safety regulations. The Consumer Product Safety Commission (“CPSC”) may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances.  Similar laws exist in some states and in many international markets.

We will attempt to maintain a high level of quality control to help ensure compliance with various federal, state, and applicable foreign product safety requirements, if any.  We may in the future, however, experience, issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on our results of operations and financial condition.  A product recall could also negatively affect our reputation and the sales of our other products.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

☐☐☐	Exemptions for “emerging growth companies” from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

☐☐☐
Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Exchange Act, as amended;

☐☐☐	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

☐☐☐	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

☐☐☐
Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering ("IPO") of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of:

(i) the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii) the completion of the fiscal year of the fifth anniversary of the company's IPO;

(iii) the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv) the company becoming a "larger accelerated filer" as defined under the Exchange Act.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act, will differ from registration statements filed by other companies as follows:

(i)	audited financial statements required for only two fiscal years (provided that “smaller reporting companies” such as the Company are only required to provide two years of financial statements);

(ii)
selected financial data required for only the fiscal years that were audited (provided that “smaller reporting companies” such as the Company are not required to provide selected financial data as required by Item 301 of Regulation S-K); and

(iii)	executive compensation only needs to be presented in the limited format now required for “smaller reporting companies”.

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs to include audited financial statements for its two most current fiscal years with no required tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company's independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of the Company's accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company's independent registered public accounting firm to file a report on the Company's internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company's internal control over financial reporting.

Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in §14A(e) of the Exchange Act for companies with a class of securities registered under the Exchange Act, as amended, to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of  research reports on the “emerging growth company’s” IPOs.

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act, on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Environmental Issues

We are subject to legal and financial obligations under environmental, health and safety laws in the United States. We are not currently aware of any material environmental liabilities associated with any of our operations.

Employees

We currently have four full time employees and no part time employees.  In addition, we have independent contractor and consultant relationships with other individuals to handle specialized tasks on our behalf such as manufacturing and production, finance and accounting, marketing, executive and public company interaction, and legal.  When additional workloads require more personnel, we will outsource our requirements to additional independent contractors. We anticipate adding additional full-time personnel in the areas of sales and marketing, finance and accounting, customer service, and order fulfillment.

Properties

Our principal executive offices are located at 418 Bridge Crest Boulevard, Houston, Texas 77082.  Our offices are located at a single-family residence building, customized for our use.  In the third quarter of 2013 we plan on moving to a new office/warehouse facility appropriate to our use. Our fulfillment warehouse and inventory facilities are anticipated to be located at our fulfillment contractor’s site.

Reports to Security Holders

One World Holdings, Inc. is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports, information statements and proxy statements with regard to annual shareholder meetings. The public may read and copy any materials One World files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS.

Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. You should carefully consider the following risk factors and other information in this annual report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Related to the Company, our Industry and the Offering

We have a limited operating history, and may not be successful in developing profitable business operations.

The Company has a limited operating history.  Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the doll and toy industry.  As of the date of this annual report, we have generated no revenues and have limited assets.  From formation until December 31, 2012, we had incurred losses totaling $2,876,888.   There is nothing at this time on which to base an assumption that our business operations will prove to be successful in the long-term.  Our future operating results will depend on many factors, including:

•	our ability to raise adequate capital;
•	our ability to develop and design a marketable line of dolls;
•	our ability to cost effectively manufacture dolls;
•	our ability to market and sell our line of dolls;
•	the demand for dolls generally;
•	the level of our competition; and
•	our ability to attract and maintain key management and employees.

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above.  Despite our best efforts, we may not be successful in designing, manufacturing, and/or marketing our product.

We expect our future financial results to fluctuate significantly, and a failure to increase our revenues or achieve profitability may have a substantial negative effect on the Company.

Because of our limited operating history, we do not have meaningful historical information to predict demand for our products and trends that may emerge in our target markets. Moreover, because most of our expenses are relatively fixed in the short term, we may be unable to adjust spending quickly enough to offset any shortfall in revenue in any particular period. As a result, it is likely that in some future quarters or years, our operating results will fall well below the expectations of investors. Furthermore, we expect our future quarterly and annual operating results to fluctuate significantly as we attempt to expand our service offerings in our target markets. Our revenues, gross margins and operating results are difficult to forecast and may vary significantly from period to period due to a number of factors, many of which are not in our control. These factors include:

•	market acceptance of our products, sales and marketing efforts and pricing changes by our competitors;
•	number of dolls sold by us through key relationships with clients and distributors;
•	amount and timing of expenditures needed to produce our proposed results;
•	umber of new contracts we obtain to distribute and manufacture dolls, and our relative performance under each such contract;

•	our ability to expand our operations and the amount and timing of related expenditures;
•	our ability to successfully expand our national marketing, advertising and sales activities;
•	our ability to successfully recruit, hire and retain key employees; and
•	general economic conditions affecting our industry.

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth.  We will require additional capital to continue to grow our business.  We may be unable to obtain additional capital when required.  Our current and future product lines, as well as our administrative requirements (including salaries, taxes and general overhead expenses such as fulfillment and technology solutions, and office expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and /or cash flow. If we are not successful in raising $1.5 million, we will reduce administrative costs, hire fewer individuals, order less inventory and decrease our marketing budget in order to align our budget with actual funds received.  If we are not successful in raising any funds and/or a subset of $1.5 million or redistributing our budget on reduced funds, our business may fail.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders.  Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

There is substantial doubt about our ability to continue as a going concern.

To date, we have not yet achieved profitable operations and expect to incur losses in the development of our business.  Accordingly, our independent registered public accounting firm has indicated in its report on our consolidated financial statements, as of December 31, 2012, that there exists substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management's plan to address our ability to continue as a going concern includes obtaining debt or equity funding from private placement or institutional sources or obtaining loans from financial institutions, where possible.  Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

We operate in a competitive market for doll products and face competitors with greater resources, which may make it more difficult for us to achieve any significant market penetration.

The markets that we serve and intend to serve are consistent yet rapidly evolving, and competition in each is intense and expected to increase significantly in the future. Most of the companies that we compete against have built large and established businesses and have much greater financial and human resources. Some of these competitors include Hasbro, Inc. and Mattel, Inc.  While we believe that we are positioned well within our targeted markets, our relative position in the overall industry will be very small. There can be no assurance that we will be able to similarly build such successful businesses or offer products that are competitive with our competitors’ product offerings. Because most of our competitors have substantially greater resources than we do, they may, among other things, be able to undertake more aggressive marketing and pricing strategies, obtain more favorable pricing from vendors and make more attractive offers to strategic partners than we can. Therefore, we may be unable to successfully compete against numerous companies in our target markets.

The success of our business is dependent upon our ability to successfully identify or satisfy consumer preferences.

Our business and operating results will depend largely upon the appeal of doll product lines. Consumer preferences, particularly among the end users of our products, predominantly children, are continuously changing. The entrance of new dolls and trends into the market can cause significant and sudden shifts on demand.  These trends are often unpredictable.  Our ability to establish significant product sales of our lines of dolls will depend on our ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products.  Competition is intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages, and an increasing use of more sophisticated technology in toys.  If we do not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for our products may never occur or could decrease, and our revenues, profitability and results of operations may be adversely affected.

Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can negatively affect our sales.

Trends in media, movies, and children’s characters change swiftly and contribute to the transience and uncertainty of play preferences.  We will attempt to respond to such trends and developments by modifying, refreshing, extending, and expanding our product offerings whenever possible.  If we do not accurately anticipate trends in popular culture, movies, media, fashion, or technology, our products may not be accepted by children, parents, or families, and our revenues, profitability, and results of operations may be adversely affected.

Our business will be highly seasonal and our operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Any events that disrupt our business during this peak demand time could significantly, adversely and disproportionately affect our business.

Retail sales of toy products are highly seasonal, with a majority of retail sales occurring during the period from September through December.  As a result, our operating results depend, in large part, on sales during the relatively brief traditional holiday season. Our business will be subject to risks associated with the underproduction of popular dolls and the overproduction of dolls that do not match consumer demand.  These risks are magnified during the holiday season. We believe that the increase in “last minute” shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season. These factors may decrease sales or increase the risks that we may not be able to meet demand for certain products at peak demand times or that our inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

In addition, as a result of the seasonal nature of our business, we may be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as terrorist attacks, economic shocks, or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by events, such as strikes, disruptions in transportation or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.

We will depend on third-party manufacturers, and if our relationship with any of them is harmed or if they independently encounter difficulties in their manufacturing processes, we could experience product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis, any of which could adversely affect our business, financial condition and results of operations.

We have engaged a third-party manufacturer to manufacture our initial inventory of dolls.  In the future, we may depend on multiple third-party manufacturers.  Our manufacturers will develop, provide and use the tools, dies and molds that we own to manufacture our products.  We have limited control, however, over the manufacturing processes themselves.  As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

We do not have a long-term contract with our existing manufacturer or any other third-party manufacturers. Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we lost our relationship with this manufacturer or any future manufacturers or suppliers.  Any problems with manufacturers’ or suppliers’ operations, including problems with sea or air transportation, could adversely affect our business, even if the disruption in operations lasted for a relatively short period of time.

Our tools, dies and molds are and will be located at the facilities of our third-party manufacturer. The molds and tooling can be shipped or transferred as needed if we should ever choose to use a different manufacturer.  This arrangement creates the potential risk that our equipment could be lost, damaged or stolen during such transfer, and/or the manufacturer could potentially be unwilling or unable to ship our equipment per our instructions.

Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending on what they pay for their raw materials.

Our manufacturing operations will be outside of the United States, subjecting us to risks common to international operations.

We will use third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including: currency conversion risks and currency fluctuations; limitations, including taxes, on the repatriation of earnings; political instability, civil unrest and economic instability; greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; complications in complying with laws in varying jurisdictions and changes in governmental policies; greater difficulty and expenses associated with recovering from natural disasters; transportation delays and interruptions; the potential imposition of tariffs; and the pricing of intercompany transactions may be challenged by taxing authorities in both China and the United States, with potential increases in income taxes.

Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to medical, political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States against a class of products imported by us from, or the loss of “normal trade relations” status by China, could significantly increase our cost of products imported from that nation. Because of the importance of our international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

If we are unable to adequately protect our proprietary intellectual property and information, our business, financial condition and results of operations could be adversely affected.

We anticipate that the value of our business will depend on our ability to protect our intellectual property and information, including our trademarks, trade names, copyrights, patents and trade secrets, in the United States and around the world, as well as our customer, employee, and consumer data.  If we fail to protect our proprietary intellectual property and information upon development, including any successful challenge to our ownership of any intellectual property or material infringements of our intellectual property, this failure could have a significant adverse effect on our business, financial condition, and results of operations.

Issues with products may lead to product liability claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities that could divert resources, affect business operations, decrease sales, increase costs, and put us at a competitive disadvantage, any of which could have a significant adverse effect on our financial condition; we do not currently maintain product liability insurance.

In the future we may experience issues with products that may lead to product liability claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on our ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other companies not affected by similar issues with products, any of which could have a significant adverse effect on our financial condition.

Further, we do not currently maintain product liability insurance, which insurance would help mitigate the risks associated with product liability claims against the Company and its products.  We anticipate obtaining product liability insurance in the future, at such time that adequate funds are available.

If we lose our key personnel or are unable to attract and retain additional key personnel, we may be unable to implement our business strategy or pursue new opportunities.

Our future success depends in large part upon attracting and retaining key sales, marketing and senior management personnel. The loss of the services of any of our key employees, particularly if lost to competitors, may significantly delay or prevent the achievement of our business objectives and may adversely affect our strategic direction. In particular, the services of Stacey McBride-Irby, our Chief Product Development Officer, or Corinda Joanne Melton, our Chief Executive Officer, would be difficult to replace. Although we do currently have employment agreements with Ms. McBride-Irby and Ms. Melton, there are no assurances that these employees will not terminate their employment with us at any time. In addition, we do not maintain key person life insurance for any of our personnel, but plan on obtaining key person life insurance on certain executive officers if funds permit.

Our future success will also depend on our ability to identify, recruit, train and retain additional qualified and skilled personnel. We may be unable to attract and retain personnel with the qualifications necessary for the further development of our business. If we fail to attract and retain personnel, particularly management and industry personnel, we may not be able to execute on our business plan.

Our affiliates control a large amount of our current outstanding common stock and their interests may conflict with those of our stockholders.

As of the date of this annual report, our executive officers and Directors collectively and beneficially own approximately 39% of our common stock.  This concentration of voting control gives affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of Directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

In the future, we may incur significant increased costs as a result of operating as a public company, and our management may be required to devote substantial time to new compliance initiatives.

As a result of operating as a public company, we incur significant legal, accounting and other expenses.  The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and may make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.  In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we will be required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Exchange Act. For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

The Company's election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an “emerging growth company”, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The JOBS Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

•
be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•
be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

•
be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

•	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which it would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Risks Related to Our Common Stock

There is presently no market for our common stock, and the price of our common stock may be volatile if a market develops.

Our common stock is not currently quoted on any exchange and only quoted on a limited basis on the over-the-counter market. In the event a market for our stock develops, our shares will likely be very thinly traded, and there could be volatility in the volume and market price of our common stock.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to the doll and toy industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

Our Stock may never be listed on a national exchange

Our Stock may never meet the listing requirements of a national exchange. You should not assume that an effort to list our Stock would be successful, or if successful, that such listing requirements will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, and ability to establish a sufficient number of market makers.

Our Stock lacks institutional or analyst support

Our company lacks institutional support. In addition, investment banks with research capabilities do not currently follow our Stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our Stock, and may adversely affect an investor’s ability to trade a significant amount of our Stock. This lack of institutional or analyst support could materially adversely affect our company and the trading price of our Stock.

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital, both for our existing operations, for organic growth and potentially for acquisitions. In addition, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of our products and services; the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and product roadmaps; our competitors’ responses to our products, and our relationships with our customers.

We cannot assure you that we will be able to raise the needed capital on commercially acceptable terms, or at all. Delay, disruption, or failure to obtain sufficient financing may result in the delay or failure of our business plans. Our inability to raise sufficient capital on commercially acceptable terms, or at all, could have a material adverse effect on our company and the trading price of our Stock.

Our Stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our Stock or other securities convertible into our Stock. We also may issue significant numbers of shares of our Stock, or options, warrants, or other securities convertible into shares of our Stock, as a portion of the consideration for services. Such transactions may significantly increase the number of outstanding shares of our Stock, and may be highly dilutive to our existing Stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding Stock. This dilution could have a material adverse effect on our company and the trading price of our Stock. If options and warrants were to be exercised, the number of outstanding shares of our Stock would increase significantly. Moreover, additional shares may be issued in connection with future acquisition and business operations. This dilution could have a material adverse effect on our company and the trading price of our Stock.

Raising capital by selling our Stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our company and the trading price of our Stock.

Raising capital by selling our Stock could be expensive

If we were to raise capital by selling common stock or securities convertible into common stock, it could be expensive. We may be required to pay fees equal to 7% or more of the gross sales proceeds raised, in addition to legal, accounting and other fees and expenses. In addition, when it becomes known within the investment community that an issuer is seeking to raise equity capital, it is common for the common stock of that issuer to be sold off in the market, lowering the trading price of the issuer’s common stock in advance of the pricing of the issue. This could make our raising capital by selling equity securities significantly more expensive and materially adversely affect the trading price of our Stock.

Debt financing is difficult to obtain

Debt financing is difficult to obtain in the current credit markets. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our company and the trading price of our Stock.

Raising capital by borrowing could be risky

If we were to raise capital by borrowing to fund our operations or acquisitions, it could be risky. Borrowing typically results in less dilution than in connection with equity financings, but it also would increase our risk, in that cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we operate our business, and if the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi equity accommodations. These risks could materially adversely affect our company and the trading price of our Stock.

Our financing decisions may be made without Stockholder approval

Our financing decisions and related decisions regarding levels of debt, capitalization, distributions, acquisitions and other key operating parameters, are determined by our board of directors in its discretion, in many cases without any notice to or vote by our Stockholders. This could materially adversely affect our company and the trading price of our Stock.

We lack investor relations, public relations and advertising resources

We lack the resources to properly support investor relations, public relations, and advertising efforts. This puts us at a disadvantage with potential acquisition candidates, investors, research analysts, customers, and job applicants. These disadvantages could materially adversely affect our company and the trading price of our Stock.

Sales of our Stock could cause the trading price of our Stock to fall

Sellers of our Stock might include our existing stockholders who have held our Stock for years, persons and entities who have acquired a relatively significant amount of our stock as consideration for services they have provided to our company, or our directors, officers or employees who might exercise stock options and simultaneously sell our Stock. Since the trading volume of our Stock is very low and the amount of our Stock in the public float is very small, any sales or attempts to sell our Stock, or the perception that sales or attempts to sell our Stock could occur, could adversely affect the trading price of our Stock.

The issuance of preferred stock could adversely affect the rights of the holders of common stock.

The Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the stockholders. The issuance of preferred stock by the Board of Directors could adversely affect the rights of the holders of common stock. For example, such issuance could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to common stock. The Board's authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control of the Company through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly. There are no issued and outstanding shares of preferred stock; there are no agreements or understandings for the issuance of preferred stock, and the Board of Directors has no present intention to issue preferred stock.

We may be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Although there is currently no market for our common stock, our common stock may be deemed a “penny stock” and be subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.”  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000, excluding the value of the primary residence of such individuals, or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market (if a market for our stock ever develops), thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market of penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict persons from participating in a distribution of a penny stock, under certain circumstances, if the SEC finds that such a restriction would be in the public interest.

If a market develops, offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If a market for our common stock ever develops, our stockholders could sell substantial amounts of common stock in the public market, including shares sold pursuant to our recent Registration Statement (or other registration statements that we could potentially file in the future) that registers such shares and/or upon the expiration of any statutory holding period under Rule 144 of the Securities Act, if available, or upon trading limitation periods.  Such volume could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our Directors and officers have rights to indemnification.

Our Articles of Incorporation provide, as permitted by governing Nevada law, that we will indemnify our Directors, officers and employees whether or not then in service as such, against all reasonable expenses actually and necessarily incurred by him or her in connection with the defense of any litigation to which the individual may have been made a party because he or she is or was a Director, officer or employee.  The inclusion of these provisions in the Articles may have the effect of reducing the likelihood of derivative litigation against Directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against Directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

We do not anticipate paying any cash dividends.

We do not anticipate paying cash dividends on our common stock for the foreseeable future.  The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition.  The payment of any dividends will be within the discretion of our Board of Directors.  We presently intend to retain all earnings, if any, to implement our business strategy; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Our Directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or convertible securities, convertible into shares of our common stock. Our Directors have authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock (either restricted shares in private placements or registered shares), possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Our cost of being a publicly traded company will increase significantly as our business operations expand

During the time that we were a shell corporation, our costs of being a publicly traded company was relatively limited. However, commencing with our registration statement with the SEC, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, increased significantly. We expect these additional costs to continue, especially if we expand our operations.  We will eventually need to hire a qualified full-time Chief Financial Officer, as well as additional employees and/or additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act.

RISK FACTORS RELATING TO ACCOUNTING AND INTERNAL FINANCIAL CONTROLS

We do not currently employ a qualified full time Chief Financial Officer

We do not currently employ a qualified full time Chief Financial Officer.  There is no assurance that we will be able to promptly find and hire such a qualified full time Chief Financial Officer, nor at a compensation level acceptable to us. This could materially adversely affect our company and the trading price of our Stock.

We may incur liabilities to tax authorities in excess of amounts that have been accrued

The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities which may have an adverse impact on our results of operations and financial condition. Such tax liabilities could materially adversely affect our company and the trading price of our Stock.

New accounting standards could adversely impact us

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States (GAAP). The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes to GAAP could adversely impact our results of operations, financial condition and other financial measures. Such changes could materially adversely affect our company and the trading price of our Stock.

If we fail to maintain an effective system of internal financial controls, we may not be able to accurately report our financial results or prevent fraud

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal controls over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal controls over financial reporting are effective. A failure to fully comply with the requirements of the Sarbanes-Oxley Act could materially adversely affect our business and the trading price of our Stock.

Decreased effectiveness of stock options could adversely affect our ability to attract and retain employees

We expect to use stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our Stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our Stock price may adversely affect our ability to retain key employees or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options may have exercise prices in excess of our then-current stock price, or may have expired worthless. To the extent these circumstances occur, our ability to retain employees may be adversely affected. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain and motivate employees. Any of these situations could materially adversely affect our company and the trading price of our Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

Our officers currently work from their homes; provided that the Company hopes to move into dedicated office space in 2013.  The Company’s current business address is 418 Bridge Crest Boulevard, Houston, Texas 77082.

One World owns no property.

ITEM 3. LEGAL PROCEDINGS

We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4.  (THIS ITEM HAS BEEN REMOVED AND RESERVED BY THE SEC)

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Approximate Number of Holders of Our Common Stock

As of April 11, 2013, a total of 89,766,994 shares of One World’ common stock were outstanding and there were approximately 280 holders of record of One World’ common stock.

Market Information

No established public trading market exists for our common stock and our common stock is not quoted on any market or exchange.  Except for our Offering subject to our registration statement on S-1 effective as of December 19, 2012, there is no common stock that is being, or has been proposed to be, publicly offered subsequent to November 2007, when the SEC revoked the Company’s registration under Section 12 of the Exchange Act.

Our common stock has been quoted under the symbol OWOO on the OTC market.  Our shares did not commence trading until approximately January 24, 2013 and generally do not trade and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2012
4th Quarter	$--	$--
3rd Quarter	$--	$--
2nd Quarter	$--	$--
1st Quarter	$--	$--

Year Ended December 31, 2011
4th Quarter	$--	$--
3rd Quarter	$--	$--
2nd Quarter	$--	$--
1st Quarter	$--	$--

Year Ended December 31, 2010
4th Quarter	$--	$--
3rd Quarter	$--	$--
2nd Quarter	$--	$--
1st Quarter	$--	$--

(1)            The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Google Finance for the periods indicated.

We have no outstanding options or warrants to purchase our common stock.  We do, however, have twenty five 14% convertible debentures in the aggregate principal amount of $409,500 outstanding, which were sold between January 2011 and December 2012.  The outstanding principal and interest of the debentures are convertible into shares of our common stock at the conversion price of $0.04 per share, and accordingly, the principal amount of the debentures currently outstanding (approximately $408,718) is convertible into an aggregate of approximately 10,217,950 shares of our common stock, exclusive of interest.  The convertible debentures are due and payable on various dates from January 2012 to December 2013.

Due to the effectiveness of our Registration Statement, 4,230,000 shares of common stock may be resold pursuant to the Prospectus and are eligible for immediate resale in the public market if and when any market for the common stock develops (this 4,230,000 shares represents shares issuable upon conversion of convertible debentures which shares are not currently issued and outstanding).  Of the shares of our currently outstanding common stock, approximately 60,000,000 shares constitute “restricted securities” as that term is defined by Rule 144 of the Securities Act and bear appropriate legends, restricting transferability.  We believe that persons holding these shares have and will attempt to sell their shares. We may also raise capital in the future by selling additional restricted shares to investors.

Restricted securities may not be sold except pursuant to an effective registration statement filed by us or an applicable exemption from registration, including an exemption under Rule 144 promulgated under the Securities Act.

Pursuant to Rule 144 of the Securities Act (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  We are deemed to have once been a “shell company” pursuant to Rule 144, and accordingly, sales of our securities under Rule 144 may not be made until we (i) have ceased to be a “shell company”; (ii) are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (iii) have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that we may have been required to file such reports and materials); (iv) have filed current "Form 10 information" with the SEC reflecting are status as an entity that is no longer a “shell company”; and (iv) until one year has elapsed from the date that we filed such "Form 10 information" with the SEC.  We believe that we ceased to be a “shell company” on July 21, 2011 upon our entry into the Shared Exchange Agreement, as described in more detail above under “Corporate History and Background,” and we believe our Registration Statement qualifies as “Form 10 information.”  Accordingly, we believe that Rule 144 became available for the resale of our securities after one year has elapsed from the date of the original filing of our Registration Statement, assuming all the other requirements set forth above are met.

DIVIDEND POLICY

To date, we have not declared or paid any dividends on our outstanding shares of common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and such other factors that our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities.

In March 2011, the Company issued Bradley Melton, a 5% shareholder of the Company and the son of our Chief Executive Officer and Director, 1,528,560 shares of common stock as an inducement to Mr. Melton loaning the Company $40,000, which was evidenced by a Promissory Note.

On July 14, 2011, James Percell, our former Chief Executive Officer, converted 192,857 shares of Series D Convertible Preferred Stock and all accrued but unpaid dividends on the Series D Convertible Preferred Stock into 3,630,258 shares of our common stock.  The common stock was issued to Mr. Percell under the exemption from registration provided by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a single offeree; (iii) there was no public solicitation; (iv) the investment intent of the offeree; and (v) the restriction on transferability of the securities issued.

On July 21, 2011, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) with The One World Doll Project, Inc. ("OWDP"), a Texas corporation, and the persons owning 100% of the outstanding capital stock of OWDP (the “OWDP Stockholders”).  At closing, the OWDP Stockholders transferred all of their shares of common stock to us in exchange for an aggregate of 130,013,584 newly issued pre-reverse split shares of our common stock.  Upon closing of this transaction, we had 143,577,591 pre-split shares of common stock issued and outstanding.  The 130,013,584 pre-split shares issued to the OWDP Stockholders at closing represented 90.55% of our voting securities.  The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued.

From January 2011 to December 2012, we sold twenty five 14% convertible debentures in the aggregate principal amount of $409,500.  The outstanding principal and interest on the debentures are convertible into shares of our common stock at the conversion price of $0.04 per share, and accordingly, the principal amount of the debentures currently outstanding (approximately $408,718) is convertible into an aggregate of approximately 10,217,950 shares of our common stock, exclusive of interest. The convertible debentures are due and payable on various dates from January 2012 to December 2013.

The debentures were issued to investors under an exemption from registration provided by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The issuance of the securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities were isolated private transactions; (ii) a limited number of securities were issued to offerees in separate transactions; (iii) there was no public solicitation; and (iv) the securities were issued as “restricted securities” pursuant to Rule 144 of the Securities Act.

On August 31, 2011, we entered into an engagement agreement with Kelley & Starling, LLC (“Kelley”) under which Kelley is to provide us accounting services.  As part of the agreement, we can issue Kelley our common stock as partial consideration for the services provided.  To date, Kelley has agreed to accept a total of 767,500 shares at $0.04 per share of our common stock as partial consideration for the services it has provided us.

On November 8, 2011, we entered into a six month consulting agreement with Economic Research, Inc. (“ERI”) whereby, in consideration for the provision of consulting services, we issued ERI 500,000 shares of common stock and agreed to issue ERI a stock option to purchase 500,000 shares of common stock during each month of the consulting agreement.  We issued ERI a stock option to purchase 500,000 shares of common stock during each of November 2011, December 2011 and January 2012, which three options had a 180 day term and an exercise price of $0.02 per share.  ERI exercised the first option in November 2011, whereby we received $10,000 and issued ERI 500,000 shares of common stock, and ERI exercised the second option in December 2011, whereby we received $10,000 and issued ERI another 500,000 shares of common stock.  The remainder of ERI’s options have expired to date.

In January 2012, the Company entered into a one year consulting contract with Al Torres Photography valued at $25,000 in exchange for photography services.  Payment will be in the form of common stock at $0.04 per share (625,000 shares of common stock).

In March 2012, the Company agreed to issue Sherman Walker, the brother of our Chief Executive Officer and Director, 219,300 shares of common stock in consideration for custom office furniture.

In July 2012, the Company entered into one year a consulting contract with Jacob Heikes LLC valued at $60,000 in exchange for business development services.  Payment will be in common stock at $0.04 per share (1,500,000 shares of common stock). The agreement has a term of 12 months.

In July 2012, the Company entered into a one year consulting contract with Jacob Heikes LLC valued at $62,000 in exchange for general business services.  Payment will be in common stock at $0.04 per share (1,550,000 shares of common stock). The agreement has a term of 12 months.

On September 28, 2012, the Company amended the consulting contract for business development services with Jacob Heikes Enterprises LLC, extending the term of the agreement to September 20, 2014, in consideration for 1,875,000 additional shares of common stock, for a total of 3,425,000 shares under the terms of the agreement.  Payment will be in common stock at $0.04 per share (3,425,000 shares of common stock based upon the market price of the Company's common stock as determined by reference to recent cash sales).

On September 28, 2012, the Company amended the consulting contract for general business services with Jacob Heikes, Enterprises LLC, extending the term of the agreement to July 20, 2014, in consideration for 1,600,000 additional shares of common stock, for a total of 3,100,000 shares.  Payment will be in common stock at $0.04 per share (3,100,000 shares of common stock based upon the market price of the Company's common stock as determined by reference to recent cash sales).  To date, 6,525,000 shares have been issued to Jacob Heikes Enterprises LLC for consulting services.

During October and November 2012, the Company entered into consulting contracts with various individuals valued at $725,000.  Payment will be in common stock at $0.04 per share of the Company’s common stock (18,125,000 shares of common stock based upon the market price of the Company’s common stock as determined by reference to recent cash sales).  To date, 200,000 shares of the stock remain unissued.

The securities described above were issued to consultants under an exemption from registration provided by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The issuance of the securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities were isolated private transactions; (ii) a limited number of securities were issued to offerees in separate transactions; (iii) there was no public solicitation; and (iv) the securities were issued as “restricted securities” pursuant to Rule 144 of the Securities Act.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Purchases of Equity Securities

No repurchases of our common stock were made during 2012.

ITEM 6.  SELECTED FINANCIAL DATA

We had a public float of less than $75 million for the past several years (including as of the last business day of our most recently completed second fiscal quarter as set out by Rule). As a result, we qualify as a smaller reporting company, as defined by Rule 229.10(f)(1). As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations.

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•	our ability to meet production and sales goals;

•	our ability to raise adequate capital to fund operations;

•	market developments affecting, and other changes in, the demand for our products or the introduction of competing products;

•	increases in the price of raw materials used in the production of our dolls;

•	our ability to develop and market our businesses at a level necessary to implement our business strategy and our ability to finance our development;

•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and

•	other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the cost for our products.

The information contained in this annual report, including the information set forth under the heading “Risk Factors”, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this annual report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

General

One World Holdings, Inc. (“Holdings”, a Nevada Corporation, formerly known as Environmental Safeguards, Inc.), is a Houston based development stage company with plans to release a line of mainstream multicultural dolls aimed at high-end collectors and young pre-teen girls. The Company’s operations are conducted through its wholly-owned subsidiary, The One World Doll Project, Inc., a Texas Corporation (OWDPI).  In this discussion Holdings and OWDPI are collectively referred to as “One World”. For the first year of operations, One World will be focused on direct sales and Internet sales and we will not require a storefront for operations.  Manufacturing of our dolls will be outsourced to a physical plant facility in the People’s Republic of China owned by a third-party manufacturer we have selected.

Reverse Merger and Recapitalization

On July 21, 2011, Holdings entered into a reverse merger/recapitalization transaction with OWDPI. The reverse merger which resulted in a recapitalization of OWDPI was achieved through a Share Exchange Agreement (the "Share Exchange") between the shareholders of One World and OWDPI. Holdings was the acquiring legal entity in the transaction, but OWDPI is the surviving reporting entity for accounting purposes because its former shareholders emerged from the transaction with a controlling interest. The acquisition is treated as a recapitalization of OWDPI because, prior to the transaction, Holdings had no significant assets, liabilities or operations.

The recapitalization of OWDPI was achieved by exchanging each share of the OWDPI for 15.2856 shares of Holdings (taking into consideration a 38.214 for 1 exchange ratio followed by a 1 for 2.5 reverse split of the Holding’s shares). OWDPI's shareholders received a total of 52,005,437 shares under the Share Exchange, resulting in 57,431,040 outstanding shares (after the reverse split). Accordingly, OWDPI's former shareholders control approximately 90% of the Company after the Share Exchange. The share exchange and reverse stock split have been given retroactive effect in this discussion and in the accompanying consolidated financial statements.

Results of Operations

During the period from inception, October 1, 2010, to December 31, 2012, substantially all of our efforts have been focused on fundraising, developing a management team and positioning the Company to manufacture our dolls.

Results of Operations For The Year Ended December 31, 2012 Compared To The Year Ended December 31, 2011

The following is an analysis of our operating results for the twelve months ended December 31, 2012 and 2011.

	Year	Year
	Ended	Ended
	December 31,	December 31,	Increase
	2012	2011	(Decrease)

General and administrative expenses:
Professional fees	$140,120	$225,702	$(85,582)
Consulting fees	539,835	504,411	35,424
Contract labor	72,461	334,537	(262,076)
Salary Expense	282,000	70,500	211,500
Marketing and advertising	42,419	52,110	(9,691)
Computer and internet charges	16,307	31,988	(15,681)
Research and development	29,976	113,003	(83,027)
Other	55,535	81,676	(26,141)

Total general and administrative expenses	1,178,653	1,413,927	(235,274)

Other expenses:
Interest expense	79,620	38,139	41,481
Recapitalization expense	-	31,667	31,667

Total other expenses	79,620	69,806	9,814

Net loss	$(1,258,273)	$(1,483,733)	$(225,460)

Professional fees decreased $85,582 to $140,120 for the twelve months ended December 31, 2012, compared to $225,702 for the year ended December 31, 2011.  The decrease in professional fees relates primarily to the decrease in legal and accounting services as we had reduced work performed in connection with our registration statement during the year ended December 31, 2012, compared to the prior period.

Consulting fees increased $35,424 to $539,835 for the year ended December 31, 2012 compared to $504,411 for the year ended December 31, 2011.   Consulting fees were incurred primarily in the form of stock issuances to consultants. We have hired approximately 21 consultants from time to time to help us establish and market our Company and our products.  Certain consultants had consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation associated with the shares was recognized immediately, based on the estimated fair value of the shares issued.   The number of consultants has increased from thirteen as of December 31, 2011 to fifteen as of December 31, 2012.  The Company will continue to incur consulting fees in the future, but such fees are expected to be at reduced levels.

The services of a variety of consultants have been integral in developing our business model, furthering our business and ensuring the successful pursuit of our goals.  Our consultants have contributed a wide variety of different services to us.  These services can be classified into several different categories, as follows:

1.      Business model development and implementation which consists of advice, counsel and services in the areas of fund raising strategy, corporate structure, hiring needs, office space acquisition and corporate governance;

2.      Financial and accounting which consists of advice, counsel and services in the areas of developing financial models and corporate accounting systems, corporate structure, quarterly reviews, various day to day accounting and bookkeeping;

3.      Product development which consists of advice and counsel in the areas of manufacturer selections, development process, engineering reviews, prototype development and testing, quality control, logistical support, safety standards compliance and physical packaging design; and

4.      Marketing and promotions which consists of advice, counsel and services in the areas of videography, photography, graphic design, printing, marketing and public relations activities, strategic market research and planning, website development and IT support.

We incurred contract labor expenses of $72,461 and $334,537 for the years ended December 31, 2012 and December 31, 2011, for payments to our management team. Contract labor fees will continue as primary expenses in future periods, and the Company currently expects the expenses to be at similar levels for the near term. However, such fees may increase as the Company matures.

We incurred research and development expenses of $29,976 and $113,003 for the year ended December 31, 2012 and for the year ended December 31, 2011, primarily related to the initial sculpture design, development and testing of the doll prototypes. We expect to incur additional research and development costs of approximately $10,000 relating to the release of our first twelve doll designs.

We had salary expense of $282,000 for the year ended December 31, 2012, compared to $70,500 for the year ended December 31, 2011.   Salary expense was associated with fees paid and accrued for officer salaries pursuant to the employment agreements described in greater detail below under “Current Levels of Executive Compensation and Employment Agreements”.

Marketing and advertising expenses decreased by $9,691 to $42,419 for the year ended December 31, 2012 compared to $52,110 for the year ended December 31, 2011.   We plan to spend an additional $300,000 on an extensive media marketing and advertising campaign once the capital to fund such a campaign is raised and the dolls are ready for release to the doll collector and public markets.

Other general and administrative expenses decreased $26,141 to $55,535 for the year ended December 31, 2012 from $81,676 for the year ended December 31, 2011 due to reduced working capital.   We will continue to incur other general and administrative expenses on an ongoing basis and expect these costs to increase as we launch our doll line and our operations mature.

Interest expense increased $41,481 to $79,620 for the year ended December 31, 2012 from $38,139 for the year ended December 31, 2011.   The increase in interest expense relates to increased borrowings pursuant to convertible debentures and the increased amount of interest which accrued on such convertible debentures.

Recapitalization expense of $31,667 during the year ended December 31, 2011 relates to net liabilities assumed by us in the reverse merger and recapitalization transaction.

Net loss decreased by $225,460 to $1,258,273 for the year ended December 31, 2012, compared to a net loss of $1,483,733 for the year ended December 31, 2011.  The decrease in net loss is principally due to the decrease in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2012, we had total assets of $72,147, consisting solely of cash of $2,147 and $70,000 of molds to produce dolls.

We had total liabilities of $1,303,133 as of December 31, 2012, which included current liabilities of $1,260,371, including, convertible debentures of $408,719 (described in greater detail below), notes payable to related parties of $87,000, current portion of long-term debt of $45,189, amounts due to shareholders of $12,964 and $1,904 (which represented advances from individuals used by the Company to fund its ongoing operations and are due on demand), customer deposits of $5,362, accounts payable and accrued liabilities of $599,672, and accrued interest payable of $81,667, and non-current portion of long-term debt consisting of $42,762 of long-term debt, net of unamortized discount of $42,049.

Included in notes payable related parties as of December 31, 2012, was $20,000 owed under a note payable, originally due on September 21, 2011, which accrues interest at the rate of 15% per annum. The Company is currently in default on this note and is subject to the legal costs of up to $10,600, should the note holder elect to pursue collection as per the terms of the note. Interest on this note is currently being expensed and accrued monthly. The holder of this note is a shareholder in the Company. Additionally included in notes payable related parties was $34,000 assumed on July 21, 2011, relating to accounts payable to former officers and directors which were converted to uncollateralized notes payable which bear interest of 16% per year and were due July 21, 2012. The notes are currently in default and interest is currently being expensed and accrued monthly.  The holders of these notes are shareholders in the Company.  Finally, notes payable related parties included the $33,000 short term note payable to Stacey McBride-Irby, our Chief Product Development Officer and Director, described in greater detail below.

We had negative working capital of $1,258,224 and total losses accumulated during the development stage of $2,876,888.

We had $308,844 of net cash used by operating activities for the year ended December 31, 2012, which was mainly due to a net loss offset by common stock issued for services and an increase in accounts payable and accrued liabilities.

We had $310,985 of net cash provided by financing activities for the year ended December 31, 2012, which was mainly due to $268,500 of proceeds from the sale of convertible debentures and $33,000 of proceeds from notes payable related party, representing a 15% promissory note in the principal amount of $33,000 issued to Stacey McBride-Irby, our Chief Product Development Officer and Director, which was issued in February 2012 and was due and payable on April 18, 2012, and which has not been paid to date and is currently in default.

Liabilities and Commitments

During the period from inception, October 1, 2010, to December 31, 2010, we issued two $30,000 unsecured face value notes, bearing interest at 14% and due in monthly installments of interest only of $350, each, for the first six months and interest and principal of $698, each, for the remaining 60 months.

In January 2011, we issued a $30,000 unsecured face value note, bearing interest at 14% and due in monthly installments of interest only of $350 for the first six months and  interest and principal of $698 for the remaining 60 months.

In March 2011, we issued a $40,000 unsecured face value note, bearing interest at 14% and due in monthly installments of interest only of $467 for the first six months and interest and principal of $1,210 for the remaining 42 months.

On July 21, 2011, the Company issued a $20,000 short-term note payable to an individual. This note is uncollateralized, originally bore no interest and was originally due two months from the date of issue. The note includes provisions for an extension period of an additional two months with interest at 15% per year, which period expired on November 21, 2011. The company is currently in default on this note and is subject to legal costs of up to $10,600, should the note holder elect to pursue collection.  Interest on this note is currently being expensed and accrued monthly, and the default fee is being accrued in current liabilities.

On July 21, 2011, the Company also assumed accounts payable to former officers and directors totaling $34,000. These accounts payable were converted to uncollateralized notes payable that bear interest of 16% per year and were due July 21, 2012.  The notes are currently in default and interest is currently being expensed and accrued monthly. The holders of these notes are shareholders in the Company.

On February 4, 2012 the Company received proceeds under a $33,000 short term note payable to Stacey McBride-Irby, our Chief Product Development Officer and Director. This note is uncollateralized, originally bore an interest rate of 15% and was originally due two months from the date of issue. The note matured on April 18, 2012. The Company is currently in default on this note and is subject to the legal costs of $7,590, should the note holder elect to pursue collection as per the terms of the note. Interest on this note is currently being expensed and accrued monthly.

During the period from January 2011 to December 31, 2012, the Company issued various short-term Convertible Debentures in the total amount of $409,500.   All debentures bear simple interest at 14% per annum with a one year maturity.  The outstanding principal and interest of the debentures is convertible into shares of common stock at a conversion price of $0.04 per share.  The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales.

On October 9, 2012, the Company issued a Convertible Debenture in the amount of $5,000 to two individuals (mother and son).  The debenture bears simple interest of 14% per annum with a one year maturity.  The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share.

On October 31, 2012, the Company issued a Convertible Debenture in the amount of $12,500 to an individual.  The debenture bears simple interest of 14% per annum with a one year maturity.  The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share.

During the period from November 2012 thru December 31, 2012, the Company issued six Convertible Debentures totaling $19,000.  The debentures bear simple interest of 14% per annum with a one year maturity.  The outstanding principal and interest of the debentures are convertible into shares of common stock at a conversion price of $0.04 per share.

Following is an analysis of the convertible debentures transactions:

Description	Date of Agreement	Cost basis at Conversion	Original Amount	Unpaid principal balance	Term	Interest Rate

Debenture 1	8/24/2011	$0.04	$100,000	$100,000	12 Months	14%
Debenture 2	9/27/2011	0.04	10,000	9,219	12 Months	14%
Debenture 3	10/10/2011	0.04	25,000	25,000	12 Months	14%
Debenture 4	12/20/2011	0.04	6,000	6,000	12 Months	14%
At December 31, 2011			141,000	140,219

Debenture 5	2/17/2012	0.04	10,000	10,000	12 Months	14%
Debenture 6	3/9/2012	0.04	5,000	5,000	12 Months	14%
Debenture 7	3/19/2012	0.04	5,000	5,000	12 Months	14%
Debenture 8	4/29/2012	0.04	5,000	5,000	12 Months	14%
Debenture 9	4/25/2012	0.04	10,000	10,000	12 Months	14%
Debenture 10	7/1/2012	0.04	25,000	25,000	12 Months	14%
Debenture 11	7/1/2012	0.04	25,000	25,000	12 Months	14%
Debenture 12	7/21/2012	0.04	25,000	25,000	12 Months	14%
Debenture 13	7/20/2012	0.04	62,000	62,000	12 Months	14%
Debenture 14	7/29/2012	0.04	10,000	10,000	12 Months	14%
Debenture 15	9/28/2012	0.04	25,000	25,000	12 Months	14%
Debenture 16	9/01/2012	0.04	10,000	10,000	12 Months	14%
Debenture 17	8/09/2012	0.04	15,000	15,000	12 Months	14%
Debenture 18	10/09/2012	0.04	5,000	5,000	12 Months	14%
Debenture 19	10/31/2012	0.04	12,500	12,500	12 Months	14%
Debenture 20	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 21	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 22	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 23	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 24	12/11/2012	0.04	2,500	2,500	12 Months	14%
Debenture 25	12/29/2012	0.04	2,500	2,500	12 Months	14%
At December 31, 2012			$409,500	$408,719

Need For Funding And Prior Sources of Capital

The Company has incurred losses from operations since inception, has limited financial resources, has a negative working capital position at December 31, 2012 of $1,258,224 and has total losses accumulated in the development stage of $2,876,888 as of December 31, 2012. The losses to date represent costs incurred primarily to pay the management team and individuals engaged by the Company to design and develop the Company’s dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets. Through December 31, 2012, the Company has recorded $1,055,434 of expense applicable to the management and consulting services the majority of which was paid through the issuance of common stock.

The Company’s primary sources of capital since inception have come from either private placement sales of common stock, the issuance of debt or advances from individuals. Through Decembe 31, 2012, the Company had received capital from the following sources:

Source	Amount
Proceeds from convertible debentures	$409 ,500
Proceeds from notes payable-related Party	53,000
Proceeds from long-term debt	130,000
Proceeds from issuance of common stock and warrants	200,000
Proceeds from advances from individuals	33,064

Repayments on convertible debentures	(781)
Repayments on advances	(20,100)
Proceeds from warrant exercise	90,000
Net cash provided by financing activities	$894,683

We estimate that we are currently using approximately $31,300 per month in our operations.  We believe that our capital requirements for the next 12 months will be approximately $1.5 million. Our capital requirements include $300,000 for capital expenditures (product testing, 3rd party inspections, tooling, office furnishing and product warehousing), manufacturing costs and $1.2 million for marketing, public relations, and general and administrative costs (inventory purchases, staff expansion, legal and accounting fees and general office expenses).  We anticipate meeting our capital requirements by raising funds through a combination of private placements of our common stock and/or issuances of notes payable to private investors.  We currently depend primarily on in-kind arrangements and proceeds from the sale of convertible debentures for our month-to-month capital needs.  Along these lines we have received services including marketing and branding, photography services, business development consulting, video production, accounting services, corporate compliance consulting, and corporate strategic development services to date in exchange for 54,987,557 shares of stock, which were committed of which 36,842,557 shares were granted prior to December 31, 2012.  We have also received $409,500 in connection with the sale of convertible debentures through December 31, 2012.

After a market for our common stock develops, which we hope will develop during the second quarter of 2013, we plan to raise funds through a private offering of our common stock to accredited investors.  We can provide no assurances that a market for our common stock will ever develop however.  We hope that at such time, if ever, as a market develops for our common stock, we will be in a better position to raise funds through private offerings because we believe that purchasers are more likely to purchase convertible securities in companies which have a public market for their securities.  We anticipate being significantly dependent on third party funding and capital raised through private placements, until such time, if ever, as our operations generate sufficient revenue to support our operating expenses.

We currently do not have the financing to implement the strategies discussed herein and throughout this report.  Although we do not have definitive plans to obtain such funds, after a market for our common stock develops, we plan to seek to raise funds through a private offering of our common stock and/or notes payable to accredited investors.  We currently have no commitments or letters of intent with any third party, and we are not currently under negotiations with any third party related to a private offering to accredited investors.

Should we be unable to obtain the capital necessary to fund our expected future working capital needs, we would scale back on marketing, operational and administrative requirements, resulting in slower growth.  The amount that we would have to scale back spending would correlate to any deficiency in funding.  Such a funding shortage would likely result in an extremely limited budget for advertising and non-essential staff and consultants; however, we would still anticipate meeting our production and product launch deadlines, but we would produce less product initially.  If we are able to raise more than $1.5 million during the 12 months following our common stock being listed on the Over-The-Counter Bulletin Board, we expect such capital to increase our marketing efforts and production capabilities.

Our business plan currently anticipates our first sales of dolls to begin in the third quarter of 2013, and our first inventory expenditures to occur in the second quarter of 2013, funding permitting; however, we anticipate a loss from operations in 2013.  We hope to raise needed equity or debt financing. The sale of our common stock through any future private offering will have a dilutive impact on existing common stockholders.

Since inception we have primarily relied upon in-kind arrangements with various consultants pursuant to which we agreed to issue such consultants shares of common stock in lieu of payment of cash consideration. Services provided by such consultants include media and public relations, business development, product fulfillment, television advertising production, financial, management, corporate compliance, business advisory and employment recruitment consulting services.  We also previously issued certain of our officers and Directors shares of common stock in lieu of the payment of cash consideration.   As of December 31, 2012, we had expensed approximately $1,055,434 in connection with common stock issued for services rendered.

As of the filing of this document, the Company has two consulting agreements that require cash payments for services rendered, one with Jacob Heikes Enterprises LLC with monthly payments of $1,500, and one with Trent Daniel with monthly payments up to $11,500 per month.  In order to keep the cash portion of Mr. Daniel’s agreement from negatively affecting the Company’s liquidity, payments are made based on the Company’s ability to pay and thus his average monthly payment has averaged $6,409.   Mr. Daniel will receive payments of $11,500 per month when the Company has the ability to pay that amount and meet its other expenses in the discretion of the Board of Directors.  In addition, no amounts over the actual payments previously made to Mr. Daniel are accrued or owed.  Although these cash payments have had a substantial impact on the Company’s liquidity, the services provided by these consultants are vital to the growth of the Company.  These cash payments are included in the Company’s operating expenses and the $31,300 of monthly expenses we anticipate needing to continue our operations as described in greater detail above.

Plan of Operations and Related Risks

We are currently implementing our plan to manufacture and market our line of dolls in the United States. We currently have two sets of prototypes of our dolls on hand, each set consisting of two collectible dolls, and five fashion dolls.

All equipment needed for manufacturing and production except for molds and tooling is owned and operated by our third-party manufacturer.  Therefore, we will have no production equipment needs or expenditures other than the production molds and tooling.  We have invested $70,000 in these molds and tooling as of December 31, 2012 and anticipate that an additional $50,000 will be invested in these items that will remain our sole property.  These molds and tooling will be stored in our manufacturer’s warehouse. The molds and tooling can be shipped or transferred as needed if we should ever choose to use a different manufacturer.

As described above, we believe that our capital requirements for the next 12 months will be approximately $1.5 million.  If we are able to raise this amount of capital, we anticipate using the funds as follows:

Use of Funds
Capital Expenditures:
Production/Tooling/Warehousing	$126,000
Furnishings/Improvements	$24,000
Cost of Capital	$150,000
		$300,000

Working Capital
Administrative/Office Expense:	$80,000
Inventory Purchases	$250,000
Staff Expansion	$350,000
Audit/Board/Legal	$200,000
Marketing and PR Activities	$320,000
		$1,200,000

Target Market According to childstats.org, there are 25 million children in the U.S. between the ages of 6-11. Our first year goal is to capture at least 0.73% (182,500) of this market and to obtain at least 2.36% (590,000) of this market by the end of year three. The percentage of 0.73%  for year one has been calculated based on the amount of dolls One World intends to manufacture and sell (200,000) upon funding.  Our target for year three of 2.36% is based upon implementing the Company’s marketing and public relations plan upon funding, which includes repeat customers.

With a primary focus on African-American broadcast and print outlets, we believe we can quickly capture a significant portion of the African-American target market.  In order to accomplish this, we will maintain two first year marketing and public relations focal points.  The first will be African-American mass media, and the second will be through web and social media.

Business Strategy Our goal is to be the leading provider of multi-cultural doll products to the specialty, affinity, and mass merchandise retail marketplace through a focus on direct and online sales models.  Key elements of our strategy include:

1.
Developing a strong online presence for One World. By focusing our core sales on internet and catalog sales, we believe we will be able to capture our market while eliminating the “eye level competition” we would face in the retail stores.

2.
Driving business by utilizing the celebrity of our lead doll designer to promote the products globally. We will be conducting a major global Public Relations (“PR”) campaign around Stacey McBride-Irby, our doll creator.

3.
Using the power of celebrity partners and PR to develop relationships with major store chains and affinity organizations.  In year two, we intend to conduct celebrity VIP meet and greets to introduce and promote One World to major store chains.

Product Launch and Implementation   One World is expected to be nationally introduced to consumers in the first half of 2013 largely through a very comprehensive, strategic, and highly targeted public relations effort.  We will use a national media relations campaign to launch the Company and our products, emphasizing the creative background and depth of our business team and the cultural impact of our products.  Our marketing campaign will include major print, online and broadcast news media.  Other grassroots and social media campaigns will be coordinated and directed at the creation of a significant groundswell of interest and word-of-mouth buzz.

To begin our entry into the market place, we anticipate releasing our first five doll designs in in the second quarter of 2013.  In the second quarter of 2013, we also plan to begin our mass marketing and public relations campaign around the initial designs, funding permitting. Our ability to implement this campaign will depend on our ability to raise adequate capital.

In order to produce the highest quality dolls we have engaged a third-party manufacturer in China to manufacture our initial inventory of dolls, taking advantage of its experience and more than 25 million square feet of production and warehousing space.  Our manufacturer’s client base include some of the world’s biggest toy and game developers including Mattel, Fisher-Price, MGA Entertainment, Lego, Hasbro, Playskool, MTV, Lionel, Disney and many more.

Manufacturing is dependent on a third-party manufacturer.  We will be dependent on a third-party manufacturer, and if our relationship with the manufacturer is harmed or if they independently encounter difficulties in the manufacturing of our dolls, we could experience product defects, production delays, cost overruns or an inability to fulfill orders on a timely basis, any of which could adversely affect our business, financial condition and results of operations.

In the future, we may depend on multiple third-party manufacturers. Our manufacturers will develop, provide and use the tools, dies and molds that we own to manufacture our products. We have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

Manufacturing operations will be outside of the United States, subjecting the Company to risks common to international operations. We will use a third-party manufacturer located principally in China which may subject us to the risks normally associated with international operations, including; political instability, civil unrest and economic instability; greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; complications in complying with laws in varying jurisdictions and changes in governmental policies; greater difficulty and expenses associated with recovering from natural disasters; transportation delays and interruptions; the potential imposition of tariffs; and challenges to the pricing of intercompany transactions made by taxing authorities in the United States, with potential increases in income taxes.

Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we are prevented from obtaining products or components for a material portion of our product line due to political, labor or other factors beyond our control, our operations will be disrupted while alternative sources of products are secured. Also, the imposition of trade sanctions by the United States against a class of products imported by us from China, or the loss of “normal trade relation” status by China, could significantly increase our cost of products imported from that nation. Because of the importance of our international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above occurred.

Production Process.  The production process for the units will take approximately 10 weeks from the time that tooling, engineering specifications and prototypes have been approved. Once production starts, we anticipate having the capacity to produce up to 40,000 dolls per week, as our needs require. We have already completed many of the production first steps and are now in the process of testing the tooling. This is estimated to take roughly 5-7 weeks and is planned to put us on track to start full scale production in the fourth quarter of 2013, funding permitting.

Manufacturing issues that may affect our planned production time frame are typically experienced during the early stages of the production process and many of those early stage activities have been completed successfully. Accordingly, we do not anticipate any significant delaying factors unless they occur at the production (assembly line) stage. These factors and their contingencies have been vetted by our manufacturer and based on their production experience, clientele and success in the market place we believe that our manufacturer has adequately planned for these factors and is capable of addressing them to our satisfaction.

If the need arises for us to fulfill rush orders, we believe that our manufacturer can increase production with limited out-of-pocket cost to us, other than the increased shipping costs that would occur from air shipping as opposed to normal sea lane shipping.

Quality Control Measures.  Our manufacturer provides inspection services.  However, as an additional level of protection, prior to the release of the first few shipments of our product, we plan to use a third party inspector located in China to ensure that we are compliant with all safety requirements associated with the age grading for our products.  Our third-party inspector will perform tests of our product for the presence of unsafe chemicals or heavy metals and tests for unsafe physical attributes of our product.  Our products will comply with EN-71-1 standards for toy safety established by the European Committee for Standardization and can be sold in the US, Europe, and Canada.

Shipping.  Product is purchased FOB (Freight-on-Board) common carrier and is our property once each shipment is transferred to a selected air or ocean carrier.

Inventory/Warehousing. Initially, inventory will be maintained at a corporate warehouse that we plan to lease in the fourth quarter of 2013, funding permitting.  Inventory will be tracked using a computerized database.

Distribution.  We will distribute our products from a corporate warehouse in Houston, Texas. We will implement a fulfillment and delivery system that we will use to record and track all orders placed via our online point of sale system and we expect to have those orders fulfilled and shipped within 48 hours of order receipt.

Costs.  Our costs are consistent with customary industry practices and will include three main costing phases: pre-production, production and post-production.  The pre-production phase is a setup process that involves development of all tools and equipment needed to produce the dolls and their accessories including clothes, shoes, jewelry as well as face painting masks.  This setup phase bears the greatest amount of up-front costs but should provide us everything needed to produce multiple dolls and accessories from the same set of tools.  Our molds and other tooling are developed from high yield metals and synthetics that we believe will yield hundreds of thousands of units before needing replacement. The Company has estimated the yield capacity of the molds by taking into consideration the past experience of management and certain engineering estimates provided by Early Light.  Additionally, Early Light has warranted our molds for a minimum of 400,000 units.  We have invested $70,000 in these molds and tooling, as of December 31, 2012 and anticipate that an additional $50,000 will be invested in these items.  We do not yet have a committed source of funding to cover this anticipated capital expenditure.   The second phase, production, will include the actual production, assembly and packaging of the dolls. This process will also include testing of the dolls for safety requirements set by the U.S. government. The third phase will include shipping and further safety and hazards testing. In the event that any safety requirements are not met, there are risks of delays in getting the dolls to market in the expected timeframe.   We do not yet have a committed source of funding to finance the second or third phases described above.

Trademarks, Copyrights and Patents We anticipate most of our products being sold under trademarks, trade names, and copyrights, and some products may incorporate patented devices or designs. Such intellectual property could become significant assets in that they will provide product recognition.  We intend on seeking patent, trademark, or copyright protection covering our products.  We will use our best efforts to ensure the rights to these properties are adequately protected, but there can be no assurance that our rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.

Government Regulations.  Any dolls we sell in the United States will be subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act, and the regulations promulgated pursuant to such statutes. These statutes ban from the market consumer products that fail to comply with applicable product safety regulations. The Consumer Product Safety Commission (“CPSC”) may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances.  Similar laws exist in some states and in many international markets.

We will attempt to maintain a high level of quality control to help ensure compliance with various federal, state, and applicable foreign product safety requirements, if any.  We may in the future, however, experience issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on our results of operations and financial condition.  A product recall could also negatively affect our reputation and the sales of our other products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Pronouncements

In May 2011, the FASB issued an Accounting Standards Updates (“ASU”) to the Fair Value Measurement Topic 820 of the ASC. This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards "). The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s stockholders’ equity and,  (iii) a reporting entity should disclose quantitative  information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. This amendment is effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued an ASU to the Comprehensive Income Topic 220 of the FASB ASC.  This update requires the components of net income and the components of other comprehensive income to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In the two-statement approach, the first statement should present total net income and its components in the statement of net income followed consecutively by a second statement of other comprehensive income that should present total other comprehensive income, the components of other comprehensive income, and a total of comprehensive income. The updated guidance does not change the items that must be reported in comprehensive income. This updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. The Company currently has no elements of other comprehensive income and accordingly, the adoption of this guidance did not expect to have an impact on its consolidated financial statements.

In December 2011, the FASB issued an ASU to the Balance Sheet, Topic 210 of the FASB ASC.  This update was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The amendments under require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. ASU is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The Company is evaluating the potential impact of the adoption of this new guidance on its consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most important to aid in fully understanding our financial results are the following:

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes.   The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Emerging Growth Company. Section 107 of the JOBS Act provides that an ”emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2012 and December 31, 2011 begins on page F-1 of this Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Ms. Melton, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Melton concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2012.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  “Internal Control Over Financial Reporting” is defined in Exchange Act Rules 13a -15(f) and 15d - 5(f) as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.

During December 2012, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2012 was not effective.  Management identified the following material weaknesses as of December 31, 2012:

•
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2012, however certain items in the 2011 consolidated financial statements have been reclassified to conform to the 2012 consolidated financial statements’ presentation.  The reclassifications have no impact on net loss or stockholders’deficit as previously reported.  We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Directors and executive officers.

Name	Age	Position(s) and Office(s)
Corinda Joanne Melton	56	Chief Executive Officer and Director
Stacey McBride-Irby	38	Chief Product Development Officer and Director
Wilma Delaney	67	Director
Robert Hines	43	Director

Below is certain biographical information of our officers and directors:

Corinda Joanne Melton
Chief Executive Officer and Director

Corinda Joanne Melton has served as our Chief Executive Officer and Director since July 2011, and as the Chief Executive Officer of our operating subsidiary, OWDP, since its incorporation in January 2011.  She is responsible for managing the Company and its vision.  She is an established entrepreneur with over 22 years of management experience in the banking, product, and services industries.  She held management positions at various banks from 1978 to 1988 where she was responsible for hiring, training and developing employees.  In addition, from October 1988 to January 2002 she was employed by JP Morgan Chase Bank (“Chase”) where she started as a Commercial Loans Note Teller and was promoted to management within 4 months.  During her career at Chase she was extremely successful in automating manual processes and streamlining job functions resulting in fewer employees needed to perform a variety of job duties.  As a result of her success she was promoted to Division Manager of Commercial Loan Collateral Services, a Senior Management position.

From 2006 until October 2010, Joanne was the President of Imagine International, Inc., a software development company she co-founded.  From January 2006 to June 2006 she was also President of Makeover Houston LLC, a company that produced a Makeover Magazine and television show.  Joanne co-founded Seejay Graphic design in 2002, a graphic design and printing company.  She successfully launched Inmate Expressions, a greeting card branch of Seejay Graphic design.  She was successful in landing contracts with multiple federal prisons in the United States to sell cards through their respective commissaries and warehouses.  As a small business owner she was responsible for operations as well as management of finance, compliance and accounting for the various businesses.

Joanne received her Bachelor of Science in Business Accounting in 2007 from the University of Phoenix.  Joanne is the sister of Wilma Delaney, a member of our Board of Directors.

Joanne has over 23 years of operations experience and banking including 13 years in management. In addition she has over 10 years’ experience managing and operating private businesses as an entrepreneur.  We believe this qualifies her to be a member of our Board.

Stacey McBride-Irby
Chief Product Development Officer and Director

Stacey McBride-Irby has served as our Chief Product Development Officer and Director since July 2011, and as the Chief Product Development Officer of our operating subsidiary, OWDP, since February 2011.  Prior to this, Stacey was a Project Designer for Mattel, Inc., having been with Mattel for 15 years until January 2011.  While with Mattel, she created the So In Style™ line of African-American Barbies which were released in 2009.  The So In Style™ Barbie collection consists of dolls that come in a variety of skin hues with a fuller nose and lips, distinctive cheekbones and different hair colors and textures.  The collection includes ten different characters and are sold all across the United States at such retailers as Target, Toys ‘R’ Us and Wal-Mart.  Stacey has designed the sorority Barbie™, celebrating the centennial year of Alpha Kappa Alpha, the first African-American Greek Sorority, founded in 1908 at Howard University in Washington, D.C.  She also designed a one of a kind take on the 1980’s Black Barbie™, as well as some of the 2010 Barbie™ career dolls, including Pet Vet Barbie™, Rock Star Barbie™ and Bride Barbie™.

Stacey has been interviewed for magazine and newspaper articles such as Ebony, Essence, Heart & Soul, LA’s Beauty Beat, Upscale, Chicago Sun Times and Daily Breeze, and has appeared on the front cover of Wall Street Journal Personal newspaper.  The So In Style™ dolls have been featured in Barbie™ and Jet magazine.  Stacey has made TV appearances, including CNN Prime News with Richelle Carey on BET’s My Black is Beautiful, Episode 1:  Celebration of Black Beauty.  Further, she has been a guest on talk radio shows which include The Tavis Smiley Show, New Day Talk Radio: In the Know, WHUR with Harold Fisher, and NPR “Tell Me More” in Washington, D.C.  There have also been several online interviews with Stacey for BlackNews.com, Dolls of Color, Talking with Tami and Italian Vogue.

The message of mentoring and empowering the next generation of successful women is near and dear to Stacey’s heart.  She often speaks to young girls at schools and at events within the African American community nationwide.  Stacey’s motto is, “A happy, inspired childhood creates happy, inspired and powerful women.”  She also loves the Lord with all her heart.  She knows that without God none of her accomplishments and success would be possible.

We believe Stacey is a good fit for the Board based on her 15 years of experience in the doll industry with Mattel, including her experience working closely with product developers and manufacturers.  Her ability to advise the Board on the Company’s product designs is a valuable asset.

Wilma Delaney
Director

Wilma Delaney has served as our Director since July 2011.  Previously she worked for Dow Chemical Company from 1975 until 2002, when she retired.  While with Dow Chemical, she held multiple positions, including Vice President of Federal, State and Provincial Governmental and Regulatory Affairs.  As head of the central office in Washington, D.C. for ten years, she managed the activities of more than fifty lobbyists and other government and regulatory affairs professionals for all of North America and the territories.  Wilma also managed all advocacy initiatives and maintained relationships with members of Congress and Executive branch staff.  In addition, she established and coordinated close interactions with national political, governmental and regulatory organizations throughout the United States, Canada and Mexico.

Wilma began her career at Dow as an analytical chemist in Midland, Michigan.  Over the next eighteen years, she was promoted through many managerial positions in research, production and environmental areas, including: Manager of Inorganic Analytical Section, Technical Manager of Environmental Control, Director of Environmental Quality for Dow North America, and Global Environmental Technology Center Manager.

During this period, Wilma was responsible for all federal, state and local regulatory compliance for the entire Michigan Division of Dow Chemical, which was the largest chemical facility in the world at that time.

Several of Wilma’s Professional Activities include:

•	Presidential appointee to the Board of Directors of the Mickey Leland National Urban Air Toxics Research Center under both the Bush and Obama administrations.
•	Member of the US-South Africa Bi-National Commission’s Environmental Management and Pollution Working Group, meeting in Johannesburg, South Africa.
•	Member of EPA’s NACEPT Advisory Committee.
•	Member of Presidential Rank Awards Review Board.
•	Member of Michigan Natural Resources and Environmental Leadership Institute.
•	Member of the State of Michigan Delegation Study Tour of Solids Waste Management – inspecting facilities throughout six European countries.
•	Chairman of the American Red Cross Board of Directors for Midland County Michigan.
•	Appointed by the Governor of Michigan to the Science Group of the Michigan Related Risk Assessment Project.
•	Member of President Clinton’s Council on Sustainable Development.

Member of the Board of Regents for Prairie View A&M University.

Wilma graduated from Prairie View A&M with a Bachelor’s of Science Degree in Chemistry.  Wilma is the sister of Corinda Joanne Melton, our Chief Executive Officer and Director.

We believe Wilma’s experience in environmental, health and safety in a manufacturing environment, as well as her public policy experience, make her a good fit for the Board.

Robert Hines
Director

Robert Hines has served as our Director since July 2011.  He has been the President of the business consulting firm, Robert Hines and Associates, LLC, since January 2009.  From October 2009 to May 2011, he served as the Chief Executive Officer and President of U.S. Operations of Evolution Solar Corporation.  Prior to that, he worked for Prosperity Bank from May 2005 to August 2008, serving as Region Manager, Senior Vice President and Business Banking Specialist.

Mr. Hines is a results oriented professional with over 20 years of finance and business management experience.  He has managed multi-million dollar businesses.  Mr. Hines is skilled at maximizing profitability and reducing operational expenses while monitoring daily activity.  He has extensive experience in sales/service management and performance coaching by identifying strategic opportunities, managing the client experience, and effectively leading diverse groups.  He has a proven track record in creatively solving complex business problems and coaching employees to optimize bottom line productivity.

Mr. Hines experience includes:

•	Serving as the Chairman and President of a publically traded alternative energy company.
•	Serving as a principal of his own consulting company where he has aided several small businesses in marketing, strategic planning and funding their businesses.
•	Providing consulting services to a variety of different industries, including medical equipment, residential/commercial construction, textile, and renewable energy.
•	Serving as Senior Vice President of a large regional, publically traded financial institution.
•	Serving as Vice President of a large multi-national publically traded financial institution.

Overall, Mr. Hines is an effective and motivational team player with a consistent track record in managing strategic initiatives, delivering results and developing strong community relationships.   He currently serves on various Boards of Directors.  He has earned certification in Performance Coaching through Arc International, St. Meyer & Hubbard and Omega Performance.  These certifications have prepared Mr. Hines to implement, maintain, and train sales management processes, including Coach-the-Coach and Managing the Client Experience.  He has a Series 6 registration (investment company securities, variable annuities, and variable life insurance mutual funds), Series 63 registration (Uniform Securities Agent State Law) and a General Lines Insurance License.

Robert has over 15 years of experience as a senior banker.  His ability to maximize profitability and oversee business plans coupled with his experience serving on the board of directors of several different companies qualifies him to be a member of the Board.

Independence of Directors

We currently have one independent Director on our Board, Robert Hines.  The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.  The Board performed a review to determine the independence of its Directors and made a subjective determination that as to Mr. Hines, no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director.  In making this determination, the Board reviewed information provided by the Directors with regard to each Director’s business and personal activities as they may relate to us and our management.  We are not required to maintain any independent Directors at this time.  Furthermore, the Over-The-Counter Bulletin Board or Over-the-Counter Markets, where we hope to quote our common stock does not require that quoted companies maintain independent Directors.  We will seek to appoint additional independent Directors, if and when we are required to do so.

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION

As of December 31, 2012, we did not experience any cash flow event as a result of any payment to an executive.   We have not provided retirement benefits or severance or change of control benefits to our named executive officers.

The following table provides summary information for the years ended December 31, 2012 and 2011 concerning cash and non-cash compensation paid or accrued to or on behalf of all Directors and certain executive officers.

Summary Executive Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Dollar Value Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Corinda Joanne Melton	2012	150,000		-		-	-	-	-	150,000
Chief Executive Officer and Director (1)	2011	39,500	(3)	-	3,080	-	-	-	-	42,580

Stacey McBride-Irby	2012	132,000								132,000
Chief Product Development Officer and Director (2)	2011	33,000	(4)	-	119,000	-	-		-	152,000

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)           Ms. Melton was appointed as Chief Executive Officer and Director in July 2011.

(2)           Ms. McBride-Irby was appointed as Chief Product Development Officer and Director in July 2011.

(3)           Includes $25,941 of accrued salary for the year ended December 31, 2011 and 112,077 in accrued salary for the year ended December 31, 2012 for Ms. Melton, which has not been paid to date.

(4)           Includes $33,000 of accrued salary for the year ended December 31, 2011 and 121,000 in accrued salary for the year ended December 31, 2012 for Ms. McBride-Irby, which has not been paid to date.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to Directors during the year ended December 31, 2011:

Name (1)	Fees earned or paid in cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Wilma Delaney	$-	$18,000	$-	$-	$-	$-	$18,000
Robert Hines	$-	$18,000	$-	$--	$-	$20,000(3)	$38,000

(1) No director received any compensation in consideration for service to the Board as a Director of the Company for the year ended December 31, 2012.

(2) Represents the fair value of shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  See also “Current Compensation of Directors” below.

(3) Represents consulting fees paid in shares of the Company’s common stock (see also “Current Compensation of Directors”, below).  The fair value of the shares was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Current Levels of Executive Compensation and Employment Agreements

Currently we have only two executive officers, Corinda Joanne Melton, our Chief Executive Officer, and Stacey McBride-Irby, our Chief Product Development Officer.  In October 2011, we entered into employment agreements with Ms. Melton and Ms. McBride-Irby.  Pursuant to the agreements, Ms. Melton receives an annual base salary of $150,000, and Ms. McBride-Irby receives an annual base salary of $132,000.  The term of both agreements ends on April 1, 2014.  If adequate cash is not available to pay the salaries of Ms. Melton and Ms. McBride-Irby at the end of any month, their respective salaries will accrue until such time as adequate cash is available. Both employment agreements provide, however, that if the executive terminates her employment for good reason or the Company terminates the executive’s employment without cause, the executive will be entitled to receive in one lump sum payment the full remaining amount under the term of the agreement to which she would have been entitled had the agreement not been terminated.

Current Compensation of Directors

At present, the Company does not pay its Directors for attending meetings of the Board of Directors, nor does it have a standard arrangement pursuant to which Directors of the Company are compensated for any services provided as a Director.

On April 1, 2011 and June 26, 2011, The One World Doll Project, Inc., the Company’s operating subsidiary, issued 45,000 shares of its common stock to each of Mr. Hines and Mrs. Delaney, respectively, as consideration for agreeing to serve on the Board of Directors of the Company after the share exchange was effected.  See, “Corporate History and Background.”  Upon the occurrence of the share exchange and the reverse stock split, each individual’s 45,000 shares converted into 687,852 shares of common stock of the Company, which shares were valued at $18,000 ($36,000 in aggregate).

On April 1, 2011, the Company entered into a Consulting Agreement with Robert Hines, a current Director of the Company.  The agreement provided for Mr. Hines to provide financial consulting services to the Company, had a 12 month term and provided that Mr. Hines would receive 764,280 shares of common stock (63,690 shares per month, in lieu of his standard rate of $4,167 per month) in consideration for consulting services rendered, which shares were valued at $20,000.

Consulting Agreements

The Company has multiple consulting agreements in place with various consultants to provide services to the Company in connection with media and public relations, business development, product fulfillment, television advertising production, financial, management, corporate compliance, business advisory and employment recruitment consulting services.  The consulting agreements provide for the consultants to receive consideration either in the form of cash, shares of our restricted common stock (or shares of OWDP  common stock, which were exchanged for the Company’s common stock in connection with the Exchange Agreement) or a combination of cash and stock.

As of the filing of this document, the Company has two consulting agreements that require cash payments for services rendered, one with Jacob Heikes Enterprises LLC with monthly payments of $1,500, and one with Trent Daniel with monthly payments up to $11,500 per month.  In order to keep the cash portion of Mr. Daniel’s agreement from negatively affecting the Company’s liquidity, payments are made based on the Company’s ability to pay and thus his average monthly payment has averaged $5,172.  Mr. Daniel will receive payments of $11,500 per month when the Company has the ability to pay that amount and meet its other expenses in the discretion of the Board of Directors.  In addition, no amounts over the actual payments previously made to Mr. Daniel are accrued or owed.  Although these cash payments have had a substantial impact on the Company’s liquidity, the services provided by these consultants are vital to the growth of the Company.  These cash payments are included in the Company’s operating expenses and the $31,300 of monthly expenses we anticipate needing to continue our operations as described in greater detail below under “Management's Discussion and Analysis of Financial Condition And Results Of Operations” - “Need For Funding And Prior Sources of Capital”.

Below is a description of certain of our material consulting agreements:

OWDP entered into a Consulting Agreement with Trent Daniel, a greater than 5% shareholder of the Company on February 1, 2011, which agreement was assumed by the Company in connection with the Exchange Agreement.  Pursuant to the agreement, Mr. Daniel agreed to provide business development services to us from October 1, 2010 to December 31, 2013, and we agreed to pay Mr. Daniel 4,707,965 shares of our restricted common stock (which shares have been issued to date) as a retainer and up to $11,500 per month in cash, which cash payments totaling $108,610 as of the date of this annual report have been paid to date.  The Consulting Agreement provides that Mr. Daniel will continue to be paid compensation due under the agreement for not less than one year after his disability during the term of the agreement (subject to the term of the agreement) and that if the agreement is terminated for any reason other than disability, death, by the Company for cause or by Mr. Daniel for good reason, he is due a lump sum payment equal to 25% of the total amount of consideration due to Mr. Daniel per year under the agreement.  Mr. Daniel was granted a performance bonus of 5,000,000 shares of the Company’s common stock at $0.04 per share (valued at $200,000) in November 2012 for services provided since the Company’s inception.  As of November 2012 Mr. Daniel is a greater than 10% shareholder of the Company,

On March, 31, 2011, the Company entered into a Consulting Agreement with Bradley Melton, a 4% shareholder of the Company and the son of our Chief Executive Officer and Director, which agreement had a 12 month term, required Mr. Melton to provide management consulting services for the Company and provided the Company to issue Mr. Melton 1,650,845 shares of common stock in consideration for services rendered.

On April 1, 2011, the Company entered into a Consulting Agreement with Robert Hines, a current Director of the Company.  The agreement provided for Mr. Hines to provide financial consulting services to the Company, had a 12 month term and provided that Mr. Hines would receive 764,280 shares of common stock in consideration for consulting services rendered.

In July 2012, the Company entered into a one year consulting contract with Jacob Heikes LLC, a 9.6% shareholder of the Company for marketing services valued at $18,000.  Payment will be in the form of cash at $1,500 per month and is subject to a month-to-month evaluation.  This contract can be cancelled by either party with a 30-day written notice.  The agreement has a term of 12 months. To date an aggregate of $1,500 has been paid.

In September 2012, the Company amended the consulting contract for business development services with Jacob Heikes Enterprises LLC, extending the term of the agreement to September 20, 2014, in consideration for 1,875,000 additional shares of common stock, for a total of 3,425,000 shares under the terms of the agreement.  Payment will be in common stock at $0.04 per share (3,425,000 shares of common stock based upon the market price of the Company's common stock as determined by reference to recent cash sales).

In September, 2012, the Company amended the consulting contract for general business services with Jacob Heikes, Enterprises LLC, extending the term of the agreement to July 20, 2014, in consideration for 1,600,000 additional shares of common stock, for a total of 3,100,000 shares.  Payment will be in common stock at $0.04 per share (3,100,000 shares of common stock based upon the market price of the Company's common stock as determined by reference to recent cash sales).  To date, 6,525,000 shares have been issued to Jacob Heikes Enterprises LLC for consulting services.

In November 2012, the Company entered into a Consulting Agreement with Bradley Melton, a 4% shareholder of the Company and the son of our Chief Executive Officer and Director, which agreement had a 12 month term, required Mr. Melton to provide business consulting services for the Company and provided the Company to issue Mr. Melton 750,000 shares of common stock in consideration for services rendered.

In November 2012, the Company entered into a Consulting Agreement with Arnold Carothers, a 6% shareholder of the Company, which agreement had a 12 month term, required Mr. Carothers to provide business consulting services for the Company and provided the Company to issue Mr. Carothers 2,600,000 shares of common stock in consideration for services rendered.

In November 2012, the Company entered into a Consulting Agreement with Terrell Carothers, a 8% shareholder of the Company, which agreement had a 24 month term, required Mr. Carothers to provide business consulting services for the Company and provided the Company to issue Mr. Carothers 4,450,000 shares of common stock in consideration for services rendered.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth the number and percentage of shares of our common stock owned as of December 31, 2012 by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2012, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Corinda Joanne Melton	4,707,965 shares	5.24%
CEO and Director
418 Bridge Crest Boulevard, Houston, Texas 77082

Stacey McBride-Irby	6,381,738 shares	7.11%
Chief Product Development Officer and Director
418 Bridge Crest Boulevard, Houston, Texas 77082

Wilma Delaney	687,852 shares	0.77%
Director
418 Bridge Crest Boulevard, Houston, Texas 77082

Robert Hines	1,452,132 shares	1.62%
Director
418 Bridge Crest Boulevard, Houston, Texas 77082

All directors and executive officers as a group (4 persons)	13,229,687 shares	14.74%

Greater than 5% Shareholders:

Trent Daniel	9,077,434 shares	10.11%
Consultant to the Company
418 Bridge Crest Blvd Houston, TX 77082

Jacob Heikes Enterprises, LLC	8,700,000 shares (1)	9.69%
Consultant to the Company
101 Westheimer Rd Unit A Houston, TX 77006

Arnold Carothers	5,657,120 shares	6.30%
Consultant to the Company
13530 Schumann Trail Sugarland, TX 77498

Terrell Carothers	7,583,548 shares	8.45%
Consultant to the Company
16631Vance JacksonRd # 4208 San Antonio,TX 78257

 (1) Includes 2,175,000 shares of common stock issuable upon conversion of an aggregate of $87,000 in principal amount of 14% Convertible Debentures, which have a conversion rate of $0.04 per share.

Change in Control

On July 21, 2011, we entered into and closed a Share Exchange Agreement, as described in more detail above under “Corporate History and Background.”  We are aware of no arrangements the operation of which may at a subsequent date result in a change in control.

EXPERTS

The financial statements of the Company as of December 31, 2012 and 2011, included in this annual report, have been audited by Ham, Langston and Brezina, L.L.P., our independent registered public accounting firm, as stated in their report appearing herein and have been so included in reliance upon the reports of such firm, given upon their authority as experts in accounting and auditing.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Chapter 78 of the Nevada Revised Statutes (“NRS”) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. NRS Chapter 78 further provides that a corporation similarly may indemnify any such person serving in any such capacity who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit if he is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged, after exhaustion of all appeals, to be liable to the corporation unless and only to the extent that the court or other court of competent jurisdiction in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court or other court of competent jurisdiction shall deem proper.  To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, the corporation shall indemnify him or her against expenses, including attorneys’ fees, actually and reasonably incurred by him or her in connection with the defense.

Our Articles of Incorporation provide that we will indemnify any and all persons who may serve or who have served at any time as directors or officers or who at the request of the Board of Directors, may serve or any time have served as directors or officers of another corporation in which we at such time owned or may own shares of stock or of which we were or may be a creditor, and their respective heirs, administrators, successors and assigns, against any and all expenses, including amounts paid upon judgments, counsel fees and amounts paid in settlement (before or after suit is commenced), actually and necessarily by such persons in connection with the defense or settlement of any claim, action, suit or proceeding in which they, or any of them, are made parties, or a party, or which may be asserted against them or any of them, by reason of being or having been our directors or officers, or of such other corporation, except in relation to matters as to which any such director or officer of us, or of such other corporation or former director or officer or person shall be adjudged in any action, suit or proceeding to be liable for his own negligence or misconduct in the performance of his duty. Such indemnification will be in addition to any other rights to which those indemnified may be entitled under any law, by law, agreement, vote of shareholder or otherwise.

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling us pursuant to provisions of our Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that such director, officer or controlling person asserts a claim for indemnification against us in connection with a successful defense of any action, we reserve the right to submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act.  We will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding, which may result in a claim for such indemnification.

Family Relationships

Wilma Delaney, director is the sister of our Chief Executive Officer, Corinda Joanne Melton.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is currently composed of 4 members: Corinda Joanne Melton, Stacey McBride-Irby, Wilma Delaney and Robert Hines.  Our board of directors has determined that Mr. Hines is an independent director at this time.

Audit Committee and Audit Committee Financial Expert

We have no audit committee at this time.  We have not adopted an Audit Committee charter. We intend to create an audit committee to perform functions including:  (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding  accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.  Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.

Board Meetings; Nominating Committee

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent.

We do not have a nominating committee.

Code of Ethics

We currently have not adopted a code of ethics due to our limited size and operations. We have considered adopting a Code of Business Conduct and Ethics (the “Code”) in the past. We expect to adopt the Code or something similar in the future. The purpose of the Code is to assist the Company and its employees, officers and directors with the Company’s goals of conducting its business and affairs in accordance with applicable laws, rules and regulations and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. The Company expects that any consultants or other service providers it retains will adhere to the Code.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2012, or written representations from certain reporting persons, we believe all of our directors, executive officers and 10% holders have met all applicable filing requirements.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

None.

COMPENSATION PLANS
Equity Compensation Plans

None.

Option Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes all transactions executed or performed in 2011 and 2012 and currently proposed transactions in which we are a participant and the amount involved exceeds $120,000, as well as loans that we deem material, and in which any related person had or will have a direct or indirect material interest.

Since its inception, the Company has operated without rent from the home of its Chairman and Chief Executive Officer. The value of the rent is believed by management to be immaterial.

OWDP entered into a Consulting Agreement with Trent Daniel, a greater than 5% shareholder of the Company on February 1, 2011, which agreement was assumed by the Company in connection with the Exchange Agreement.  Pursuant to the agreement, Mr. Daniel agreed to provide business development services to us from October 1, 2010 to December 31, 2013, and we agreed to pay Mr. Daniels 4,707,965 shares of our restricted common stock (which shares have been issued to date) as a retainer and $11,500 per month in cash, which cash payments totaling $165,400 have been paid as of December 31, 2012.  The Consulting Agreement provides that Mr. Daniel will continue to be paid compensation due under the agreement for not less than one year after his disability during the term of the agreement (subject to the term of the agreement) and that if the agreement is terminated for any reason other than disability, death, by the Company for cause or by Mr. Daniel’s for good reason, he is due a lump sum payment equal to 25% of the total amount of consideration due to Mr. Daniel per year under the agreement.  In addition to originally receiving founder shares of common stock the Company has paid Mr. Daniel consulting fees, in aggregate, of $66,161 during the year ended December 31, 2012 and $161,940 from inception through December 31, 2012.  In November 2012. Mr. Daniel received 5,000,000 shares of the Company’s stock as a performance bonus, and as of April 11, 2013 is a greater than 10% shareholder of the Company.

On March, 31, 2011, the Company entered into a Consulting Agreement with Bradley Melton, the son of our Chief Executive Officer and Director, which agreement had a 12 month term, required Mr. Melton to provide management consulting services for the Company and provided the Company to issue Mr. Melton 1,650,845 shares of common stock in consideration for services rendered.

On March 31, 2011, we issued a 14% promissory note in the principal amount of $40,000 to Bradley Melton, the son of our Chief Executive Officer and Director, which is due on April 14, 2015, provided that the Company is not current with interest payable pursuant to such note as of December 31, 2012.  Mr. Melton received 1,528,560 shares of common stock as an inducement to make the loan to the Company.

On April 1, 2011, the Company entered into a Consulting Agreement with Robert Hines, a current Director of the Company.  The agreement provided for Mr. Hines to provide financial consulting services to the Company, had a 12 month term and provided that Mr. Hines would receive 764,280 shares of common stock in consideration for consulting services rendered.

On July 14, 2011, the Company’s former Chief Executive Officer (CEO), James Percell, who owned all of the Company's Series D Convertible Preferred Stock, converted his Series D Convertible Shares and related accrued but unpaid dividends of $1,429,000 into 345,185 shares of the Company's common stock.

On July 21, 2011, the Company entered into the following transactions and agreements:

•           The Company acquired OWDPI in an acquisition that was achieved through a Share Exchange Agreement (the "Share Exchange") with the stockholders of OWDPI. The result of the Share Exchange was a reverse merger treated as a recapitalization of OWDPI. The Company is the acquiring legal entity, but OWDPI is the reporting entity for accounting purposes because its shareholders emerged from the transaction with a controlling interest in the Company. The acquisition is treated as a recapitalization of OWDPI because, prior to the transaction, the Company had no significant assets, liabilities or operations.

•           Cancelled his 1,818,364 of Series B Convertible Preferred Stock, representing 100% of the outstanding Series B Shares.

•           Cancelled 6,256,760 pre-reverse split shares of his common stock, representing approximately 32% of the total outstanding shares of the Company prior to the Share Exchange.

•           Cancelled $533,000 of accrued but unpaid interest on accrued but unpaid preferred stock dividends. This cancellation was treated as a capital contribution.

•           Cancelled $250,000 of notes payable, and related accrued but unpaid interest of $442,000. The total, $692,000, was treated as a capital contribution.

The Company owes $23,000 to its former CEO, pursuant to a promissory note issued July 21, 2011, which bears interest at the rate of 16% per annum and is was payable on July 21, 2012, which amount has not been paid to date.

Currently we have only two executive officers, Corinda Joanne Melton, our Chief Executive Officer, and Stacey McBride-Irby, our Chief Product Development Officer.  In October 2011, we entered into employment agreements with Ms. Melton and Ms. McBride-Irby.  Pursuant to the agreements, Ms. Melton receives an annual base salary of $150,000, and Ms. McBride-Irby receives an annual base salary of $132,000.  The term of both agreements ends on April 1, 2014.  If adequate cash is not available to pay the salaries of Ms. Melton and Ms. McBride-Irby at the end of any month, their respective salaries will accrue until such time as adequate cash is available. Both employment agreements provide, however, that if the executive terminates her employment for good reason or the Company terminates the executive’s employment without cause, the executive will be entitled to receive in one lump sum payment of the full remaining amount under the term of the agreement to which she would have been entitled had the agreement not been terminated.

Daniel Melton Media, Inc. owned by Corinda Joanne Melton, the Company’s Chief Executive Officer and a shareholder, and Trent Daniel, a shareholder, performed graphic design and web related services for the Company and received cash payments of $3,250 for the year ended December 31, 2012, $5,730 for the year ended December 31, 2011, and $34,180 for the period from inception, October 1, 2010 to December 31, 2012. In addition, Daniel Melton Media, Inc. advanced to the Company $11,060 during the year ended December 31, 2012, $1,904 during the year ended December 31, 2011, and $33,064 for the period from inception, October 1, 2010 to December 31, 2012.  These funds are reflected on the balance sheet under current liabilities. The Company has determined that the terms of this related party transaction are no less favorable than could be obtained from independent, third parties.

The Company paid Trent Daniel, a shareholder, for contract services related to marketing, graphic design, business and relationship development. The payments totaled $66,161 for the year ended December 31, 2012, $87,345 during the year ended December 31, 2011, and $161,940 during the period from inception, October 1, 2010 to December 31, 2012.

In February 2011, we issued a 15% promissory note in the principal amount of $33,000 to Stacey McBride-Irby, our Chief Product Development Officer and Director.  The note was due and payable on April 18, 2012, has not been paid to date and is currently in default.

On March 9, 2011, the Company sold a $5,000 convertible debenture to Inez McBride, mother of our Director Stacey McBride-Irby.  The debenture bears simple interest of 14% per annum with a one-year maturity.  The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share.

On March 9, 2011, the Company granted 219,300 shares of common stock to Sherman Walker, brother of Corinda Joanne Melton, the Company’s Chief Executive Officer, for the payment on an invoice for services valued at $8,772. The cost basis of the stock is $0.04 per share based upon the market price of the Company's common stock as determined by reference to recent cash sales.

As of December 31, 2012, the Company had issued and unissued shares of stock to the following related parties:

Stockholder	Shares issued	Unissued Shares	Value ($)	Relationship	Nature of Services
Henderson J. Smith, Jr.	2,674,980	-	30,000	Brother-in-law of company founder Trent Daniel	Business Development services
Sarah Marie Daniel	764,280	625,000	45,000	Wife of company founder Trent Daniel	Creative writing services
Nedra Hall	382,140	625,000	35,000	Sister-in-law of company founder Trent Daniel	Bookkeeping services
Bradley Melton	3,179,405	750,000	93,200	Son of Corinda Melton, CEO	Purchased shares and provided business development services
Sherman Walker	601,440	-	18,772	Brother of Corinda Melton, CEO	Purchased shares for cash
Wilma Delaney	687,852	-	18,000	Director and sister of Corinda Melton, CEO	Director related services
Robert Hines	1,452,132	-	38,000	Director	Director related services and financial consulting
Stacey McBride-Irby	6,381,738	-	167,000	Chief Product Development Officer	Cash purchase and company employee
Corinda Melton	4,707,965	-	3,080	CEO	Employee

Trent Daniel	4,077,434	5,000,000	202,668	Founder	Marketing and relationship development services

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ham, Langston & Brezina, L.L.P. have served as our auditors since 2010. Representatives of Ham, Langston & Brezina, L.L.P. are expected to be present at our next Annual Meeting of Shareholders with the opportunity to make a statement, if they so desire, and will be available to respond to appropriate questions from shareholders.

The following table presents fees for all professional services provided by Ham, Langston & Brezina, L.L.P. for the audit of our consolidated financial statements for the years ended December 31, 2012 and December 31, 2011, and fees billed for other services rendered by Ham, Langston & Brezina, L.L.P. during those periods.

           Audit Fees. Fees for audit services totaled $74,694 in 2012 and $15,000 in 2011, including fees associated with the annual audit, the review of our quarterly reports on Form 10-Q, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

           Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2012 and $0 in 2011.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

2.1	Share Exchange Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1/A filed with the SEC on February 13, 2012)

3.1	Articles of Incorporation, as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-KSB filed with SEC on March 31, 1998)

3.2	Certificate of Designations of Series A Preferred Stock (September 10, 1993) (Incorporated by reference from Exhibit 3.2 to Form S-1/A filed with the SEC on September 27, 2012)

3.3	Certificate of Designations of Series B and C Preferred Stock (December 19, 1997) (Incorporated by reference from Exhibits 4.1 and 4.2 to Form 8-K filed with the SEC on December 30, 1997)

3.4	Certificate of Designations of Series D Preferred Stock (August 31, 2000) (Incorporated by reference from Exhibit 3.4 to Form S-1/A filed with the SEC on September 27, 2012)

3.5	Certificate of Amendment to Articles of Incorporation (dated July 15, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011)

3.6	Certificate of Change filed Pursuant to NRS 78.209 (filed July 26, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011)

3.7	Bylaws (Incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with SEC on March 31, 1998)

5.1*	Opinion and consent of The Law Office of Rodney E. Moton LLC re: the legality of the shares being registered

10.1	Share and Debt Cancellation Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)

10.2	Employment Agreement with Stacey McBride-Irby (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)

10.3	Employment Agreement with Corinda Joanne Melton (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)

10.4	14% Convertible Debenture with Michael and Jacquelyn Emmers, dated August 24, 2011 (Incorporated by reference from Exhibit 10.4 to Form S-1/A filed with the SEC on February 13, 2012)

10.5	14% Convertible Debenture with Heath O’Neal Redwine, dated September 27, 2011 (Incorporated by reference from Exhibit 10.5 to Form S-1/A filed with the SEC on February 13, 2012)

10.6	14% Convertible Debenture with Carolyn Austin, dated October 10, 2011 (Incorporated by reference from Exhibit 10.6 to Form S-1/A filed with the SEC on February 13, 2012)

10.7	14% Convertible Debenture with William and Barbara Pharr, dated December 20, 2011 (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed with the SEC on September 27, 2012)

10.8	Consulting Agreement with Trent Daniel, dated February 1, 2011 (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed with the SEC on February 13, 2012)

10.9
Promissory Note (as amended)($40,000 with Bradley D. Melton, dated March 31, 2011) and Security Agreement (Incorporated by reference from Exhibit 10.9 to Form S-1/A filed with the SEC on November 6, 2012)

10.10	Promissory Note ($33,000) with Stacey McBride-Irby, dated February 24, 2012 (Incorporated by reference from Exhibit 10.9 to Form S-1/A filed with the SEC on November 6, 2012)

10.11	Consulting Agreement with Robert Hines, dated April 1, 2011 (Incorporated by reference from Exhibit 10.9 to Form S-1/A filed with the SEC on November 6, 2012)

21.1	Subsidiaries of One World Holdings, Inc. (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)

This Form 10-K	April 14, 2013
31.1
Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Corinda Joanne Melton

32.1
Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Corinda Joanne Melton

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2013.

ONE WORLD HOLDINGS, INC.

By: /s/ Corinda Joanne Melton
Corinda Joanne Melton, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on April 14, 2013.

By: /s/ Corinda Joanne Melton
Corinda Joanne Melton, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Stacey McBride-Irby
Stacey McBride-Irby Director

/s/ Wilma Delaney
Wilma Delaney Director

/s/ Robert Hines
Robert Hines Director

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION, OCTOBER 1, 2010, TO DECEMBER 31, 2012

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4

Consolidated Statements of Operations for the years ended December 31, 2012 and
2011 and for the period from inception, October 1, 2010, to December 31, 2012	F-5

Consolidated Statements of Stockholders’ Deficit for the years ended December 31,
2012 and 2011 and for the period from inception, October 1, 2010, to December 31, 2012	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and
2011 and for the period from inception, October 1, 2010, to December 31, 2012	F-10

Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
One World Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of One World Holdings, Inc. (the “Company”), a development stage company, as of December 31, 2012 and 2011, and the consolidated statements of operations, change in stockholders' deficit and cash flows for the years ended December 31, 2012 and 2011, and for the period from inception, October 1, 2010, to December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and for the period from inception, October 1, 2010, to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring net losses, working capital deficiencies, and negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also discussed in Note 3.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas
April 15, 2013

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$2,147	$6

Total current assets	2,147	6

Manufacturing equipment (molds to produce dolls)	70,000	70,000

Total assets	$72,147	$70,006

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$1,575
Convertible debentures	408,719	140,219
Notes payable – related parties	87,000	54,000
Current portion of long-term debt	45,189	31,618
Due to shareholder	12,964	1,904
Customer deposits	5,362	3,245
Accounts payable and accrued liabilities	599,672	291,413
Accounts payable – related parties	19,598	-
Accrued interest payable	81,867	20,501

Total current liabilities	1,260,371	544,475

Long-term debt, $130,000 and $60,000 face value,
net of unamortized discount of $42,049 and $60,303	42,762	38,079

Total liabilities	1,303,133	582,554

Commitments and contingencies

Stockholders' deficit
Preferred stock: $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding.	-	-
Common stock: $0.0025 par value, 200,000,000 shares authorized,
67,067,849 and 58,931,029 shares issued and outstanding	167,795	147,328
Unissued common stock, 18,125,000 and 767,500 shares	44,813	1,919
Additional paid-in capital	2,150,920	1,200,509
Unamortized portion of stock issued for services	(717,626)	(243,689)
Losses accumulated in the development stage	(2,876,888)	(1,618,615)

Total stockholders’ deficit	(1,230,986)	(512,548)

Total liabilities and stockholders’ deficit	$72,147	$70,006

The accompanying notes are an integral part of these consolidated financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE
PERIOD FROM INCEPTION, OCTOBER 1, 2010, TO DECEMBER 31, 2012

			Inception,
			October 1, 2010
	FOR THE YEAR ENDED DECEMBER 31,		to December 31,
	2012	2011	2012

General and administrative expenses:
Professional fees	$140,120	$225,702	$385,822
Consulting fees	539,835	504,411	1,055,434
Contract labor	72,461	334,537	484,819
Salary Expense	282,000	70,500	352,500
Marketing and advertising	42,419	52,110	94,529
Computer and internet charges	16,307	31,988	69,751
Research and development	29,976	113,003	142,979
Other	55,535	81,676	140,070

Total general and administrative expenses	1,178,653	1,413,927	2,725,904

Other expenses:
Interest expense	79,620	38,139	119,317
Recapitalization expense	-	31,667	31,667

Total other expenses	79,620	69,806	150,984

Provision for federal income taxes	-	-	-

Net loss	$(1,258,273)	$(1,483,733)	$(2,876,888)

Net loss per share – basic and diluted	(0.02)	(0.03)

Weighted average shares outstanding - basic and diluted	60,959,656	43,297,769

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012 AND FOR THE PERIOD
FROM INCEPTION, OCTOBER 1, 2010, TO DECEMBER 31, 2012

			Unissued		Additional
	Common Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance at October 1, 2010	-	$--	-	$-	$--

Founders’ shares	8,785,399	21,963	-	-	(16,215)

Warrants issued for debt origination	-	-	-	-	17,648

Common stock issued
for debt origination	1,834,272	4,586	-	-	14,238

Net loss	-	-	-	-	-

Balance at December 31, 2010	10,619,671	26,549	-	-	15,671

Common stock issued for
cash in private placement, net
of expense, $10,000	8,295,053	20,738	-	-	179,262

Common stock issued for
warrant exercise	3,439,260	8,598	-	-	81,402

Common stock issuance for services	28,705,757	71,764	767,500	1,919	705,117

Warrants issued for debt origination	-	-	-	-	8,824

Common stock issued for
debt origination	2,445,696	6,114	-	-	23,298

Common stock issued in merger and
recapitalization transaction	5,425,592	13,565	-	-	(13,565)

Obligations forgiven under consulting agreements with related parties	-	-	-	-	200,500

Net loss	-	-	-	-	-

Balance at December 31, 2011	58,931,029	147,328	767,500	1,919	1,200,509

The accompanying notes are an integral part of these consolidated financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012 AND FOR THE PERIOD
FROM INCEPTION, OCTOBER 1, 2010, TO DECEMBER 31, 2012

			Unissued		Additional
	Common Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2011	58,931,029	147,328	767,500	1,919	1,200,509

Unissued common stock issued	767,500	1,919	(767,500)	(1,919)	-

Common stock issuance for services	7,369,300	18,548	18,125,000	44,813	950,411

Net loss	-	-	-	-	-

Balance at December 31, 2012	67,067,829	$167,795	18,125,000	$44,813	$2,150,920

The accompanying notes are an integral part of these consolidated financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012 AND FOR THE PERIOD
FROM INCEPTION, OCTOBER 1, 2010, TO DECEMBER 31, 2012

	Unamortized	Losses
	Portion of	Accumulated
	Stock Issued	in the
	For	Development
	Services	Stage	Total

Balance at October 1, 2010	$-	$-	$-

Founders' shares	-	-	5,748

Warrants issued for debt origination	-	-	17,648

Common stock issued	-	-	18,824
for debt origination

Net loss	-	(134,882)	(134,882)

Balance at December 31, 2010	-	(134,882)	(92,662)

Common stock issued for
cash in private placement, net of expense, $10,000	-	-	200,000

Common stock issued for
warrant exercise	-	-	90,000

Common stock issuance for services	(243,689)	-	535,111

Warrants issued for debt origination	-	-	8,824

Common stock issued for
debt origination	-	-	29,412

Common stock issued in merger and
recapitalization transaction	-	-	-

Obligations forgiven under consulting agreements with related parties	-	-	200,500

Net loss	-	(1,483,733)	(1,483,733)

Balance at December 31, 2011	(243,689)	(1,618,615)	(512,548)

The accompanying notes are an integral part of these consolidated financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012 AND FOR THE PERIOD
FROM INCEPTION, OCTOBER 1, 2010, TO DECEMBER 31, 2012

	Unamortized	Losses
	Portion of	Accumulated
	Stock Issued	in the
	For	Development
	Services	Stage	Total

Balance at December 31, 2011	$(243,689)	$(1,618,615)	$(512,548)

Unissued common stock issued	-	-	-

Common stock issuance for services	(473,937)	-	1,262,028

Net loss

Balance at December 31, 2012	$(717,626)	$(1,258,273)	$(1,258,273)

The accompanying notes are an integral part of these consolidated financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD
FROM INCEPTION, OCTOBER 1, 2010, TO DECEMBER 31, 2012
		Inception,	Inception,
	Year Ended	October 1, 2010	October 1, 2010
	December 31,	to December 31,	to December 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(1,258,273)	$(1,488,733)	$(2,876,888)
Adjustments to reconcile net loss to net cash
used by operations
Amortization of discount on notes payable	18,254	13,905	32,659
Common stock issuance for services	539,835	535,111	1,080,694
Forgiveness of obligations by related parties	-	200,500	200,500
Recapitalization expense incurred through
increase in notes payable	-	31,667	31,667
Changes in operating assets and liabilities:
Customer deposits	2,117	3,245	5,362
Accounts payable and accrued liabilities	308,259	193,841	571,672
Accounts payable – related parties	19,598	-	19,598
Accrued interest payable	61,366	20,501	81,867

Net cash used by operating
activities	(308,844)	(484,963)	(852,869)

Cash flows from investing activities:
Purchase of manufacturing equipment	-	(42,000)	(42,000)
Cash received in recapitalization	-	2,333	2,333

Net cash used by investing
activities	-	(39,667)	(39,667)

Cash flows from financing activities:
Bank overdraft	(1,575)	1,575	-
Payment to convertible debentures	-	(781)	(781)
Proceeds from convertible debentures	268,500	141,000	409,500
Proceeds from notes payable – related parties	33,000	20,000	53,000
Proceeds from long-term debt	-	70,000	130,000
Proceeds from issuance of common stock
in a private placement, net of expenses	-	200,000	200,000
Proceeds from warrant exercise	-	90,000	90,000
Proceeds from advances from shareholders	11,060	7,304	33,064
Repayments on advances	-	(11,200)	(20,100)

Net cash provided by financing
activities	310,985	517,898	894,683

Net increase (decrease) in cash and cash equivalents	2,141	(6,732)	2,147
Cash and cash equivalents at beginning of period	6	6,738	-

Cash and cash equivalents at end of period	$2,147	$6	$2,147

Interest paid	$-	$3,733
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization, Nature of Business

One World Holdings, Inc. (the "Company"), a Nevada Corporation, is a Houston based company focused on doll design and marketing. Substantially all of the Company's operations are conducted through its wholly-owned subsidiary, The One World Doll Project, Inc. (a Texas Corporation - "OWDPI"). OWDPI began operations on October 1, 2010, and on January 14, 2011 OWDPI was incorporated in the State of Texas. National Fuel and Energy, Inc. (a Texas Corporation) is a fully-owned subsidiary of the Company that was in dormant state at December 31, 2012 and 2011, and for the period from inception, October 1, 2010, to December 31, 2012. The accompanying consolidated financial statements are presented as if OWDPI was a corporation from inception. Additionally, the reverse merger and recapitalization transaction described in Note 2 and 4 are given retroactive effect in these consolidated financial statements.

(2)	Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, OWDPI and National Fuel and Energy, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. Cash balances may periodically exceed the federal depository insurance limit, however, the Company believes that risk of loss is minimal due to the strength of the financial institution in which funds are held.

Reverse Merger and Recapitalization

On July 21, 2011, OWDPI entered into a reverse merger with the Company. The reverse merger which resulted in a recapitalization of OWDPI was achieved through a Share Exchange Agreement (the "Share Exchange") with OWDPI's stockholders. The Company is the acquiring legal entity in the transaction, but OWDPI is the reporting entity for accounting purposes because its former shareholders emerged from the transaction with a controlling interest in the Company. The acquisition is treated as a recapitalization of OWDPI because, prior to the transaction, the Company had no significant assets, liabilities or operations.

The recapitalization of OWDPI was achieved by exchanging each share of OWDPI for 15.2856 shares of the Company (taking into consideration a 38.214 for 1 exchange ratio followed by a 1 for 2.5 reverse split of the Company's shares). OWDPI's shareholders received a total of 130,013,584 shares under the Share Exchange, resulting in 143,577,560 outstanding shares (after the reverse split there were 57,431,029 outstanding shares). Accordingly, OWDPI's shareholders control approximately 90% of the Company after the Share Exchange. The share exchange and reverse stock split have been given retroactive effect in these consolidated financial statements.

NE WORLD HOLDINGS, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Accounting Standards Codification ("ASC") 820-10 establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company currently has no assets or liabilities that are reported under ASC 820-10.

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2012 and 2011, the Company’s advertising costs were $42,419 and $52,110. For the period from inception, October 1, 2010, to December 31, 2012, the Company's advertising costs were $94,529.

Manufacturing and Production

The Company’s manufacturing and production costs are consistent with customary industry practices that will include three main costing phases: pre-production, production and post-production. The pre-production phase is a setup process that involves development of all tools and equipment needed to produce the dolls and their accessories including clothes, shoes, jewelry as well as face painting masks. This setup phase bears the greatest amount of up-front costs but will give us everything needed to produce multiple dolls and accessories from the same set of tools. To date, Early Light Industrial Company LTD (“Early Light”) has fabricated molds for us to manufacture both the bodies and accessories of our current doll lines. Our molds and other tooling are developed from high yield metals and synthetics that we believe will yield hundreds of thousands of units before needing replacement.

Mold capacity is based on expected demand considering both annualized and peak monthly demands. A conservative estimate of actual mold yield and expected mold life is based on experienced estimates generated by One World Doll Project’s retained Engineering Consultant and verified by the supplier, Early Light.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

Manufacturing and Production, continued

The Company acquired molds for manufacturing dolls for $70,000 during the year ended December 31, 2011, paying $42,000 in cash and recording an account payable for $28,000 due at the initiation of production. The Company did not acquire any molds for manufacturing dolls in the year ended December 31, 2012.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

The Financial Accounting Standards Board (“FASB”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit associated with an uncertain tax position when, in the judgment of management, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company's effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company has not incurred any interest or penalties related to potential underpaid income taxes and has recognized no assets or liabilities associated with uncertain tax positions as of and for the years ended December 31, 2012, and 2011, or for the period from inception, October 1, 2010, to December 31, 2012. The Company files a separate federal income tax return in the United States and state tax returns where applicable.

Reclassifications

Certain items in the 2011 consolidated financial statements have been reclassified to conform to the 2012 consolidated financial statements’ presentation. The reclassifications have no impact on net loss or stockholders’ deficit as previously reported.

Loss Per Share

Basic loss per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted loss per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of the Company's common stock. At December 2012 and 2011, common stock equivalents of 11,104,750 and 3,629,600, related to the conversion option under the convertible debentures, were excluded from the dilutive share calculation because there effect would have been antidilutive. For the years ended December 31, 2012 and 2011, the Company’s basic and diluted net loss per share was $0.02 and $0.03.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies, continued

New Accounting Pronouncements

In December 2011, the FASB issued an Accounting Standard Update “ASU” to the Balance Sheet, Topic 210 of the FASB ASC. This update was issued to provide enhanced disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The amendments under this ASU, require enhanced disclosures by requiring entities to disclose both gross information and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. The ASU is effective retrospectively for annual periods beginning on or after January 1, 2013, and interim periods within those periods. The Company is evaluating the potential impact of the adoption of this new guidance on its consolidated financial statements.

In June 2011, the FASB issued an ASU to the Comprehensive Income, Topic 220 of the FASB ASC. This update requires the components of net income and the components of other comprehensive income to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In the two-statement approach, the first statement should present total net income and its components in the statement of net income followed consecutively by a second statement of other comprehensive income that should present total other comprehensive income, the components of other comprehensive income, and a total of comprehensive income. The updated guidance does not change the items that must be reported in comprehensive income. This updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. The Company currently has no elements of other comprehensive income and accordingly, the adoption of this guidance had no impact on its consolidated financial statements.

In May 2011, the FASB issued an ASU to the Fair Value Measurement Topic 820 of the FASB ASC. This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s stockholders’ equity and, (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement. In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any. This amendment is effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company’s adoption of this ASU did not have a material impact on its disclosures, consolidated results of operations or financial position.

(3)	Going Concern Consideration

The Company has incurred losses from operating activities of $852,869 since inception, has limited financial resources and a working capital deficit of $1,254,674 at December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements for the period from inception, October 1, 2010, to December 31, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has losses accumulated in the development stage of $2,876,888 through December 31, 2012. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Reverse Merger and Recapitalization

The Company was formerly a public shell company with no significant assets, liabilities or operations. In July 2011, the Company's prior management and existing stockholders took steps to prepare the Company for a reverse merger/recapitalization transaction with OWDPI as follows:

On July 14, 2011, the former CEO, who owned all of the Company's Series D Convertible Preferred Stock, converted his Series D Convertible Shares and related accrued but unpaid dividends of $1,429,000 into 3,630,258 shares of the Company's common stock.

On July 15, 2011, the Company's stockholders approved a change in the Company's name from Environmental Safeguards, Inc. to One World Holdings, Inc. and an increase in authorized shares of common stock from 20,000,000 to 100,000,000 shares.

At July 21, 2011, the Company entered into significant transactions and agreements that have and will continue to have a major impact on the Company's financial position and results of operations. Such transactions and agreements are as follows:

The Company acquired OWDPI in an acquisition that was achieved through a Share Exchange Agreement (the "Share Exchange") with the stockholders of OWDPI. The result of the Share Exchange was a reverse merger treated as a recapitalization of OWDPI. The Company is the acquiring legal entity, but OWDPI is the reporting entity for accounting purposes because its shareholders emerged from the transaction with a controlling interest in the Company. The acquisition is treated as a recapitalization of OWDPI because, prior to the transaction, the Company had no significant assets, liabilities or operations.

The Company entered into a Share and Debt Cancellation Agreement (the "Cancellation Agreement") with its former CEO, under which the former CEO agreed to and performed the following:

•	Cancelled his 1,818,364 of Series B Convertible Preferred Stock, representing 100% of the outstanding Series B Shares.

•	Cancelled 6,256,760 shares of his common stock, representing approximately 32% of the total outstanding shares of the Company prior to the Share Exchange.

•	Cancelled $533,000 of accrued but unpaid interest on accrued but unpaid preferred stock dividends. This cancellation was treated as a capital contribution.

•	Cancelled $250,000 of notes payable, and related accrued but unpaid interest of $442,000. The total, $692,000, was treated as a capital contribution.

The recapitalization of the Company was achieved by issuing 15.2856 shares of the Company for each share of OWDPI (taking into consideration a 38.214 for 1 exchange ratio followed by a 1 for 2.5 reverse split of the Company's shares [see below]). The Company issued a total of 52,005,437 shares under the Share Exchange, resulting in 57,431,029 outstanding shares. Accordingly, the former shareholders of OWDPI control approximately 90% of the Company after the Share Exchange.

The then current officers and directors of the Company resigned and were replaced by the officers and directors of OWDPI.

On July 21, 2011, the Company's board of directors approved a 1 for 2.5 reverse stock split. All information presented above gives retroactive application to the reverse stock split.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Manufacturing Equipment

The Company acquired molds for manufacturing dolls for $70,000 during the year ended December 31, 2011, paying $42,000 in cash and recording an account payable for $28,000 due at the initiation of production. As of December 31, 2012 production has not begun, and therefore no depreciation has been recognized. Upon the start of production, the molds will be depreciated using a straight-line method over their estimated useful life of five years.

(6)	Notes Payable-Related Parties

On July 21, 2011, the Company received proceeds under a $20,000 short-term note payable to an individual shareholder. This note is uncollateralized, and originally bore no interest and was due two months from the date of issue. The note includes provisions for an extension period of an additional two months with interest at 15% per year, which period expired on November 21, 2011. As of December 31, 2012, the Company is currently in default on this note and is subject to the legal costs of up to $10,600, should the note holder elect to pursue collection as per the terms of the note. Interest on this note is currently being expensed and accrued monthly at a rate of 15% per year.

On July 21, 2011, the Company also assumed accounts payable to former officers and directors totaling $34,000. These accounts payable were converted to uncollateralized notes payable that bear interest of 16% per year and were due July 21, 2012. The notes are currently in default and interest is currently being expensed and accrued monthly at a rate of 16% per year. The holders of these notes are shareholders in the Company.

On February 24, 2012, the Company received proceeds under a $33,000 short-term note payable to Stacey McBride-Irby, the Chief Product Development Officer and a Director. This note is uncollateralized, originally bore interest at a rate of 15% per year and was due two months from the date of issue. The note matured on April 18, 2012. The Company is currently in default on this note and is subject to legal costs of up to $7,590, should the note holder elect to pursue collection as per the terms of the note. Interest on the note is currently being expensed and accrued monthly at a rate of 16% per year.

(7)	Convertible Debentures

During the period from August 24, 2011 to December 31, 2011, the Company issued various Convertible Debentures in the total amount of $141,000. During the year ended December 31, 2012, the Company issued various Convertible Debentures in the total amount of $268,500. All debentures bear simple interest of 14% per annum with a one year maturity. The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share. The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales. The Directors of the Company have approved the registration of 120% of the shares of common stock issuable upon conversion of the principal amount of the debentures to allow for conversion of principal and interest on such debentures into shares of common stock.
Following is an analysis of the convertible debentures outstanding as of December 31, 2012 and 2011:

Description	Date of Agreement	Cost basis at Conversion	Original Amount	Unpaid principal balance	Term	Interest Rate

Debenture 1	8/24/2011	$0.04	$100,000	$100,000	12 Months	14%
Debenture 2	9/27/2011	0.04	10,000	9,219	12 Months	14%
Debenture 3	10/10/2011	0.04	25,000	25,000	12 Months	14%
Debenture 4	12/20/2011	0.04	6,000	6,000	12 Months	14%

At December 31, 2011			$141,000	$140,219

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Convertible Debentures, continued
Description	Date of Agreement	Cost basis at Conversion	Original Amount	Unpaid principal balance	Term	Interest Rate

Debenture 5	2/17/2012	0.04	10,000	10,000	12 Months	14%
Debenture 6	3/9/2012	0.04	5,000	5,000	12 Months	14%
Debenture 7	3/19/2012	0.04	5,000	5,000	12 Months	14%
Debenture 8	4/29/2012	0.04	5,000	5,000	12 Months	14%
Debenture 9	4/25/2012	0.04	10,000	10,000	12 Months	14%
Debenture 10	7/1/2012	0.04	25,000	25,000	12 Months	14%
Debenture 11	7/1/2012	0.04	25,000	25,000	12 Months	14%
Debenture 12	7/21/2012	0.04	25,000	25,000	12 Months	14%
Debenture 13	7/20/2012	0.04	62,000	62,000	12 Months	14%
Debenture 14	7/29/2012	0.04	10,000	10,000	12 Months	14%
Debenture 15	9/28/2012	0.04	25,000	25,000	12 Months	14%
Debenture 16	9/01/2012	0.04	10,000	10,000	12 Months	14%
Debenture 17	8/09/2012	0.04	15,000	15,000	12 Months	14%
Debenture 18	10/9/2012	0.04	5,000	5,000	12 Months	14%
Debenture 19	10/31/2012	0.04	12,500	12,500	12 Months	14%
Debenture 20	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 21	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 22	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 23	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 24	12/11/12	0.04	2,500	2,500	12 Months	14%
Debenture 25	12/29/12	0.04	2,500	2,500	12 Months	14%

At December 31, 2012			$409,500	$408,719

Under the terms of the Convertible Debentures, the interest rate is increased to 16% if the Company fails to make payments when due. As of December 31, 2012, the Company had failed to make required payments on Convertible Debentures totaling $141,000.

(8)	Long-term Debt

In December 2010 and January 2011, the Company issued three $30,000 face value notes, bearing interest at 14% and due in monthly installments of principal and interest through July 2016. Each note was issued with a commitment to issue 917,136 shares of the Company's common stock and five year warrants to acquire 1,146,420 shares of the Company's common stock at $0.03271 per share. Each $30,000 note was issued with common stock and warrants valued at $18,236 and treated as a discount to be amortized over the term of the debt of 66 months, resulting in an effective interest rate on the debt of approximately 75%. The value of the shares, notes and detachable warrants was determined using their relative fair values as follows: The notes were assigned a value equal to their face value; the common stock was assigned a value of $0.02617 per share based on sales of common stock to investors near the date of the notes and; the warrants were valued using the Black Scholes option pricing model with a term of five years, an exercise price of $0.03271, a market price at the date of grant of $0.02617, a risk free interest rate of 2.02%, an expected volatility of 100% and a dividend yield of 0%.

In March 2011, the Company issued a $40,000 face value note, bearing interest at 14% and due in monthly installments of principal and interest through April 2015. The note was issued with a commitment to issue 1,528,560 shares of the Company's common stock. The common stock issued with the note was assigned a relative value of $20,000 and treated as a discount to be amortized over the term of the debt of 48 months, resulting in an effective interest rate on the debt of approximately 69%. The fair value assigned to stock was based upon the market price of the Company's common stock as determined by reference to recent cash sales.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Long-term Debt, continued

Following is an analysis of the debt transactions:

	Date of	Principal	Interest
Description	Agreement	Amount	Rate	Term	Payment Terms

Note 1	December 2010	$30,000	14%	66 Months	$350 per month for 6
					months and $698 per
					month for 60 months,
					including interest

Note 2	December 2010	30,000	14%	66 Months	$350 per month for 6
					months and $698 per
					month for 60 months,
					including interest

Note 3	January 2011	30,000	14%	66 Months	$350 per month for 6
					months and $698 per
					month for 60 months,
					including interest

Note 4	March 2011	40,000	14%	48 Months	$467 per month for 6
					months and $1,210 per
					month for 42 months,
					including interest

To originate the notes payable, the Company issued common stock and warrants as follows:

			Warrants
	Date of	Shares		Exercise
Description	Agreement	Issued	Shares	Price	Term

Note 1	December 2010	917,136	1,146,420	$0.03271	5 years

Note 2	December 2010	917,136	1,146,420	0.03271	5 years

Note 3	January 2011	917,136	1,146,420	0.03271	5 years

Note 4	March 2011	1,528,560	-	-	-

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Long-term Debt, continued

Following is an analysis of the note payable transactions:

	December 31,	December 31,
	2012	2011

Face value of notes	$130,000	$130,000

Proceeds from notes payable	$130,000	$130,000
Less value associated with common stock issued in connection with
origination of notes	(48,236)	(48,236)
Less value of detachable warrants issued in connection with
origination of notes	(26,472)	(26,472)

Net value of notes at date of origination	55,292	55,292

Amortization of discount associated with common stock and detachable warrants	32,659	14,405

Net long-term debt	$87,951	$69,697

Payments not made in accordance with note terms	$39,652	$19,676

Following is an analysis of future annual maturities of long-term debt at December 31, 2012:

		Contractual	Amortization	Annual
Year Ending		Principal	Of	Principal
December 31,		Payments	Discount	Maturities

2013		59,223	17,584	41,639
2014		31,727	14,407	17,320
2015		25,052	8,256	16,796
2016		13,998	1,802	12,196
2017		-	-	-

	Total future contractual payments	$130,000	$42,049	$87,951

At December 31, 2012, the Company was in default on its long-term debt due its failure to make payments due under the terms of debt agreements. Holders of notes did not express desire to declare entire principal balances due immediately, and note balances are reported with original maturities.

(9)	Advances from shareholder

Since its inception, the Company has relied on notes payable and advances from a shareholder to fund its ongoing operations. These advances have no specified repayment terms and no stated rate of interest. All advances are considered by the Company to be due on demand. At December 31, 2012 and 2011, the advances from individuals were $12,964 and $1,904, respectively.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Stockholders' Equity

On July 21, 2011, the Company's board of directors approved a 1 for 2.5 reverse stock split. All information presented below gives retroactive application to the reverse stock split.

During the period from October 1, 2010 to January 14, 2011, the OWDPI operated as an unincorporated entity, and filed its articles of incorporation as a Texas corporation on January 14, 2011. The accompanying consolidated financial statements present the operations of the Company from inception, as if the incorporation of OWDPI occurred at October 1, 2010. The shares issued to founders were originally valued at $0.01 per share ($0.0006542 post reverse merger- See Note 2) and were issued for services in establishing the Company. Following is an analysis of common stock transactions entered into by the Company during the period from inception, October 1, 2010, to December 31, 2012:

					Services
	Shares	Shares		Cash	and
Description	Issued	Unissued	Value	Proceeds	Incentive	Total
Founders’ shares at
at December 31, 2010	8,785,399	-	$0.00065	$-	$5,748	$5,748

Shares issued in reverse merger
and recapitalization transaction
(See Note 4)	5,425,592	-	-	-	-	-

Warrants issued for debt origination	-	-	-	17,648	-	17,648

Shares included in common stock
at December 31, 2010 and issued
with debt agreements	1,834,272	-	0.01026	18,824	-	18,824

Shares issued with debt	917,136	-	0.01026	9,412		9,412
agreements in 2011	1,528,560	-	0.01308	20,000	-	20,000

Shares issued for cash,	7,295,053	-	0.02481	181,000	-	181,000
net of expenses	1,000,000	-	0.01900	19,000	-	19,000

Shares issued for services to
consultants, management and	28,205,757	-	0.02617	-	738,100	738,100
directors and employees	500,000	-	0.02000	-	10,000	10,000

Unissued shares for services
to professional	-	767,500	0.04000	-	30,700	30,700

Shares issued for warrant
exercises	3,439,260	-	0.02617	90,000	-	90,000

Warrants issued with new debt
agreements	-	-	0.00785	8,824	-	8,824

Obligation forgiven under consulting agreements with related parties	-	-	-	-	200,500	200,500
Shares issued for services to consultants, management and directors and employees	7,369,300	-	0.04000	-	294,772	294,772

Unissued shares for services to consultants, management and directors and employees	-	18,125,000	0.04000	-	725,000	725,000

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Stockholders' Equity, continued

					Services
	Shares	Shares		Cash	and
Description	Issued	Unissued	Value	Proceeds	Incentive	Total
Issuances of shares unissued
at December 31, 2011	767,500	(767,500)	$-	$-	$-	$-
December 31, 2012	67,067,829	18,125,000		$364,708	$2,004,820	$2,369,528

(11)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the years ended December 31, 2012 and 2011, and for the period from inception, October 1, 2010, to December 31, 2012, there were no provisions for income taxes and net deferred tax assets have been entirely offset by a valuation allowance, due to the Company's unlikely realization. Significant components of the Company’s deferred tax assets and liabilities, at December 31, 2012 and 2011 were as follows:

	2012		2011
Deferred tax assets:

Net operating losses	$		$273,536

Total deferred tax assets		490,715	273,536

Valuation allowance		(490,715)	(273,536)

Net deferred tax asset		$-	$-

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Amount	Percent	Amount	Percent
Benefit for income tax at federal statutory rate	$427,813	(34)	$504,469	(34)

Change in valuation allowance	(217,179)	17	(229,630)	15

Services paid for with common stock	(183,544)	15	(181,938)	12

Interest and amortization	(27,071)	2	(12,967)	1

Recapitalization expenses	-		(10,767)	1

Related party obligation forgiveness	-		(68,170)	5

Other	(19)		(997)	-
	$-	-	$-	-

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11)	Income Taxes, continued

As of December 31, 2012, for United States of America federal income tax reporting purposes, the Company has approximately $1,443,000 of unused net operating losses (“NOLs”) available for carry-forward to future years. The benefit from carry-forward of such NOLs will expire at various dates through December 31, 2032. Because tax laws limit the time during which NOL carry-forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry-forwards could be subject to limitations due to material ownership changes that may or may not occur in the Company. Based on such limitations, the Company has significant NOL’s for which realization of tax benefits is uncertain.

(12)	Consulting Agreements

The Company has entered into various consulting agreements for financial and business development services to the Company. Certain of these consulting agreements provide for cash compensation to the consultants; however most are based on issuances of shares in exchange for services.

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided between January 1, 2011 and December 31, 2012. There were no specified performance requirements and no provision in the agreements for return of the shares. At December 31, 2012, the compensation associated with the shares was $1,792,572. Compensation expense is calculated based on price of stock on the effective date of agreement and amortized over the period over which the services are provided to the Company. At December 31, 2012, the unamortized compensation associated with the shares was $717,626, reported as “unamortized portion of stock issued for services”, a contra-equity account due to it being an offset to the stock issued for services recorded on the balance sheet as a part of additional paid-in capital.

During the year ended December 31, 2012, the Company entered into various consulting agreements that provide for issuances of common stock in exchange for services. The compensation associated with these issuances of shares for services for the year ended December 31, 2012 was $1,013,772. At December 31, 2012, none of the shares related to these issuances have been issued.

For the years ended December 31, 2012 and 2011, the compensation associated with the shares recognized and expensed was $539,835 and $535,111; and $1,074,946 for the period from inception, October 1, 2010, to December 31, 2012; and the remaining unamortized expense of $717,626 is reported under unamortized portion of stock issued for services.

(13)	Related Party Transactions

Since its inception, the Company has operated without rent from the home of its Chairman and Chief Executive Officer. The value of the rent is believed by management to be immaterial to the consolidated financial statements.

Daniel Melton Media, Inc. owned by Corinda Melton, the Company CEO and a shareholder, and Trent Daniel, a shareholder, performed graphic design and web related services for the company and received cash payments of $3,250 for the year ended December 31, 2012, $5,730 for the year ended December 31, 2011, and $34,180 for the period from inception, October 1, 2010 to December 31, 2012.

In addition, Daniel Melton Media, Inc. advanced to the Company $11,060 during the year ended December 31, 2012, $1,904 during the year ended December 31, 2011, and $33,064 for the period from inception, October 1, 2010 to December 31, 2012. These funds are reflected on the balance sheet under balances due to shareholders.

On July 21, 2011, the Company received proceeds under a $20,000 short-term note payable to an individual who is also a shareholder of the Company. This note is uncollateralized, and bears interest of 15% per year. The Company is currently in default on this note and is subject to legal costs of up to $10,600, which are considered a default fee under the terms of the note. As of the date of this filing, the note has not been demanded, however, the default fee is currently recorded on the balance sheet as part of accrued liabilities, and interest on the outstanding principal continues to be expensed monthly.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)	Related Party Transactions, continued

On July 21, 2011, the Company assumed accounts payable to former officers and directors totaling $34,000. These accounts payable were converted to uncollateralized notes payable that bear interest of 16% per year and were due July 21, 2012. These notes are recorded on the Balance Sheets under notes payable – related parties under current liabilities. The notes are currently in default and interest is currently being expensed monthly. Under the terms of these notes payable, there are no additional fees or costs associated with default by the Company.

On February 24, 2012, the Company entered into a promissory note in the total amount of $33,000, with Stacey McBride Irby, a Director of the Company. The note has a sixty-day maturity, and bears interest of 15% per year starting on September 21, 2011. The Company is currently in default on this note and is subject to legal costs of up to $7,590, which are considered a default fee under the terms of the note. As of the date of this filing, the note has not been demanded, however, the default fee is currently recorded on the balance sheet as part of accrued liabilities, and interest on the outstanding principal continues to be expensed monthly.

On March 9, 2012 the Company issued a $5,000 convertible debenture to Inez McBride, mother of Director Stacey McBride-Irby. The debenture bears simple interest of 14% per annum with a one-year maturity. The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share. The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales.

On March 9, 2012, the Company granted 219,300 shares of common stock to Sherman Walker, brother of Corinda Melton, CEO, for payment on an invoice for services valued at $8,772. The cost basis of the stock is $0.04 per share. The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales.

On July 2, 2012 the Company received proceeds under a $25,000 short term note payable to Sonya Carothers who is a shareholder of the Company. This note is uncollateralized, bears a simple interest rate of 14% per annum and has one year maturity. The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share. The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales.

The Company paid Trent Daniel, a shareholder, for contract services related to marketing, graphic design, business and relationship development. The payments totaled $66,161 during the year ended December 31, 2012, $87.345 during the year ended December 31, 2011, and $161,940 for the period from inception October 1, 2010 to December 31, 2012.

As of December 31, 2012, the Company had issued and unissued shares of stock to the following related parties:

Stockholder	Shares issued	Unissued Shares	Value ($)	Relationship	Nature of Services
Henderson J. Smith, Jr.	2,674,980	-	30,000	Brother-in-law of company founder Trent Daniel	Business Development services
Sarah Marie Daniel	764,280	625,000	45,000	Wife of company founder Trent Daniel	Creative writing services
Nedra Hall	382,140	625,000	35,000	Sister-in-law of company founder Trent Daniel	Bookkeeping services
Bradley Melton	3,179,405	750,000	93,200	Son of Corinda Melton, CEO	Purchased shares and provided business development services
Sherman Walker	601,440	-	18,772	Brother of Corinda Melton, CEO	Purchased shares for cash
Wilma Delaney	687,852	-	18,000	Director and sister of Corinda Melton, CEO	Director related services
Robert Hines	1,452,132	-	38,000	Director	Director related services and financial consulting
Stacey McBride-Irby	6,381,738	-	167,000	Chief Product Development Officer	Cash purchase and company employee
Corinda Melton	4,707,965	-	3,080	CEO	Employee

Trent Daniel	4,077,434	5,000,000	202,668	Founder	Marketing and relationship development services

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14)	Non-Cash Investing and Financing Activities

Following is analysis of non-cash investing and financing activities during the years ended December 31, 2012 and 2011, and for the period from inception, October 1, 2010, to December 31, 2012:

			Inception,
	Year Ended	Year Ended	October 1, 2010
	December 31,	December 31,	to December 31,
	2012	2011	2012

Debt discount associated with long-term debt
issuance	$-	$32,236	$32,236

Balance due on manufacturing molds, recorded in accounts payable	$-	$28,000	$28,000

(15)    Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. Management, along with the assistance of counsel, will determine the ultimate disposition and potential impact of these matters on the Company's financial condition, liquidity or results from operations. As of December 31, 2012, there were no pending claims or legal actions in which the Company was involved.

(16)	Subsequent Events

The Company issued various Convertible Debentures in the total amount of $55,000. All debentures bear simple interest of 14% per annum with a one year maturity. The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share (1,375,000 shares of common stock, based upon the market price of the Company's common stock as determined by reference to recent cash sales). None of these debentures have been converted as of the date of these financials.

In January, 2013, the Company entered into a one year business development consulting contract with Cory E. Stiles valued at $50,000. The payment was made in March of 2013 in the form of common stock at $0.04 per share (1,500,000 shares of common stock, based upon the market price of the Company's common stock as determined by reference to recent cash sales.)

On February 5, 2013, the Company entered into a 60-day promissory note in the total amount of $10,000, with Cory E. Stiles. The note bears an interest rate of 14% per annum.

In January 2013, a convertible debenture with an outstanding principal balance of $ 9,219 was converted and 275,450 shares of the Company’s common stock were issued.

In March 2013, the owners of a $100,000 convertible debenture sold the note via a Securities Purchase agreement and a partial conversion of $50,000 was made resulting in the issuance of 2,998,695 shares of the Company’s common stock.