Form 10-K/A
period 2012-12-31
ONE WORLD HOLDINGS, INC.
filed 2013-05-02
CIK 1017616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

File Number: 001-13869

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
(Title of Class)
Indicate by check mark if the Registrant is a well known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ? No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ? No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  ?

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to

Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ? No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ? No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company x.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ?  No [x]

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

Number of shares outstanding of each of the issuer’s class of common stock as of April 11, 2013:
Common Stock: 89,766,994
Preferred Stock: 0

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of One World Holdings, Inc.  (the “Company”) on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the “Form 10-K”), is to furnish Exhibit 33.1 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 33.1 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

2.1	Share Exchange Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1/A filed with the SEC on February 13, 2012)

3.1	Articles of Incorporation, as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-KSB filed with SEC on March 31, 1998)

3.2	Certificate of Designations of Series A Preferred Stock (September 10, 1993) (Incorporated by reference from Exhibit 3.2 to Form S-1/A filed with the SEC on September 27, 2012)

3.3	Certificate of Designations of Series B and C Preferred Stock (December 19, 1997) (Incorporated by reference from Exhibits 4.1 and 4.2 to Form 8-K filed with the SEC on December 30, 1997)

3.4	Certificate of Designations of Series D Preferred Stock (August 31, 2000) (Incorporated by reference from Exhibit 3.4 to Form S-1/A filed with the SEC on September 27, 2012)

3.5	Certificate of Amendment to Articles of Incorporation (dated July 15, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011)

3.6	Certificate of Change filed Pursuant to NRS 78.209 (filed July 26, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011)

3.7	Bylaws (Incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with SEC on March 31, 1998)

5.1	Opinion and consent of The Law Office of Rodney E. Moton LLC re: the legality of the shares being registered

10.1	Share and Debt Cancellation Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)

10.2	Employment Agreement with Stacey McBride-Irby (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)

10.3	Employment Agreement with Corinda Joanne Melton (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)

10.4	14% Convertible Debenture with Michael and Jacquelyn Emmers, dated August 24, 2011 (Incorporated by reference from Exhibit 10.4 to Form S-1/A filed with the SEC on February 13, 2012)

10.5	14% Convertible Debenture with Heath O’Neal Redwine, dated September 27, 2011 (Incorporated by reference from Exhibit 10.5 to Form S-1/A filed with the SEC on February 13, 2012)

10.6	14% Convertible Debenture with Carolyn Austin, dated October 10, 2011 (Incorporated by reference from Exhibit 10.6 to Form S-1/A filed with the SEC on February 13, 2012)

10.7	14% Convertible Debenture with William and Barbara Pharr, dated December 20, 2011 (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed with the SEC on September 27, 2012)

10.8	Consulting Agreement with Trent Daniel, dated February 1, 2011 (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed with the SEC on February 13, 2012)

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

31.1
Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Corinda Joanne Melton (Incorporated by reference from Exhibit 31.1 to Form 10K filed with the SEC on April 15, 2013)

32.1
Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Corinda Joanne Melton (Incorporated by reference from Exhibit 31.1 to Form 10K filed with the SEC on April 15, 2013)

This Form 10-K/A                                April 30, 2013

33.1	Interactive Data Files

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2013.

ONE WORLD HOLDINGS, INC.

By: /s/ Corinda Joanne Melton
Corinda Joanne Melton, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on April 30, 2013.

By: /s/ Corinda Joanne Melton
Corinda Joanne Melton, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Stacey McBride-Irby
Stacey McBride-Irby Director

/s/ Wilma Delaney
Wilma Delaney Director

/s/ Robert Hines
Robert Hines Director