Form 10-Q
period 2013-05-18
ONE WORLD HOLDINGS, INC.
filed 2013-05-20
CIK 1017616

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-177992

ONE WORLD HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0429198 (I.R.S. Employer Identification Number)

418 Bridge Crest Boulevard, Houston, Texas 77082
(Address of principal executive offices)

(866) 440-1470
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 90,100,328 shares of common stock, par value $.001 per share, outstanding as of May 17, 2013.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

ONE WORLD HOLDINGS, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	F-1

	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	F-3

	Unaudited Consolidated Statements of Operations for the three months Ended March 31, 2013 and 2012 and for the period from inception, October 1, 2010, to March 31, 2013	F-4

	Unaudited Consolidated Statements of Stockholders’ Deficit for the Three months Ended March 31, 2013 and 2012 and for the period from inception, October 1, 2010, to March 31, 2013	F-5

	Unaudited Consolidated Statements of Cash Flows for the Three months Ended March 31, 2013 and 2012 and for the period from inception, October 1, 2010, to March 31, 2013	F-6

	Notes to Consolidated Financial Statements (Unaudited)	F-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4A.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		19

Item  1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION, OCTOBER 1, 2010, TO MARCH 31, 2013

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and
December 31, 2012	F-3

Unaudited Consolidated Statements of Operations for the three
months ended March 31, 2013 and 2012 and for the period from inception,	F-4
October 1, 2010, to March 31, 2013

Unaudited Consolidated Statements of Stockholders’ Deficit for the three
months ended March 31, 2013 and for the period from inception,	F-5
October 1, 2010, to March 31, 2013

Unaudited Consolidated Statements of Cash Flows for the three months	F-6
ended March 31, 2013 and 2012 and for the period from inception, October 1, 2010, to March 31, 2013

Notes to Consolidated Financial Statements	F-7

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,
	2013	December 31,
	(UNAUDITED)	2012
ASSETS

Current assets
Cash and cash equivalents	$2,025	$2,147
Prepaid consulting services	477,620	549,147

Total current assets	479,645	551,294

Manufacturing equipment (molds to produce dolls)	70,000	70,000
Prepaid consulting services, long-term	111,615	168,479

Total assets	$661,260	$789,773

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible debentures	$365,555	$408,719
Notes payable	10,000	-
Notes payable – related parties	87,000	87,000
Current portion of long-term debt	52,712	45,189
Due to shareholder	18,464	12,964
Derivative liability	71,499	-
Customer deposits	4,606	5,362
Accounts payable and accrued liabilities	629,361	599,672
Accounts payable – related parties	19,598	19,598
Accrued interest payable	87,073	81,867

Total current liabilities	1,345,868	1,260,371

Long-term debt, $130,000 and $130,000 face value,
net of unamortized discount of $37,518 and $42,049	39,770	42,762

Total liabilities	1,385,638	1,303,133

Commitments and contingencies

Stockholders' deficit
Preferred stock: $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Unissued preferred stock 200,000 shares	200	-
Common stock: $0.0025 par value, 200,000,000 shares authorized,
86,968,299 and 67,067,849 shares issued and outstanding	217,047	167,795
Unissued common stock, 2,998,695 and 18,125,000 shares	7,497	44,813
Additional paid-in capital	2,549,699	2,150,920
Losses accumulated in the development stage	(3,498,821)	(2,876,888)

Total stockholders’ deficit	(724,378)	(513,360)

Total liabilities and stockholders’ deficit	$661,260	$789,773

The accompanying notes are an integral part of these consolidated financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE
PERIOD FROM INCEPTION, OCTOBER 1, 2010, TO MARCH 31, 2013

			Inception,
			October 1, 2010
	FOR THE THREE MONTHS ENDED MARCH 31,		To March 31,
	2013	2012	2013

General and administrative expenses:
Professional fees	$26,429	$42,580	$412,251
Consulting fees	188,391	134,959	1,243,825
Contract labor	46,728	3,597	531,547
Salary expense	70,500	70,500	423,000
Marketing and advertising	31,413	9,338	125,942
Computer and internet charges	7,491	3,203	77,242
Research and development	750	28,439	143,729
Other	16,247	12,785	156,317

Total general and administrative expenses	387,949	305,401	3,113,853

Other expenses:
Interest expense	45,393	10,868	164,710
Recapitalization expense	-	-	31,667
Loss on derivative liability valuation	10,143	-	178,448
Loss on extinguishment of debt	178,448	-	10,143

Total other expenses	233,984	10,868	384,968

Provision for federal income taxes	-	-	-

Net loss	$(621,933)	$(316,269)	$(3,498,821)

Net loss per share - basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding - basic and diluted	85,192,849	55,117,237

The accompanying notes are an integral part of these consolidated financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND FOR THE PERIOD
FROM INCEPTION, OCTOBER 1, 2010 TO MARCH 31, 2013
										Losses
			Unissued				Unissued		Additional	Accumulated in
	Common Stock		Common stock		Preferred Stock		Preferred stock		Paid-in	the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at October 1, 2010	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Founders’ shares	8,785,399	21,963	-	-	-	-	-	-	(16,215)	-	5,748

Warrants issued for debt origination	-	-	-	-	-	-	-	-	17,648	-	17,648

Common stock issued for debt origination	1,834,272	4,586	-	-	-	-	-	-	14,238	-	18,824

Net loss	-	-	-	-	-	-	-	-	-	(134,882)	(134,882)

Balance as December, 31, 2010	10,619,671	26,549	-	-	-	-	-	-	15,671	(134,882)	(92,662)

Common stock issued for cash in private placement, net of $10,000	8,295,053	20,738	-	-	-	-	-	-	179,262	-	200,000

Common stock issued for warrant exercise	3,439,260	8,598	-	-	-	-	-	-	81,402	-	90,000

Common stock issued for services	28,705,757	71,764	767,500	1,919	-	-	-	-	705,117	-	535,111

Warrants issued for debt origination			-	-	-	-	-	-	8,824	-	8,824

Common stock issued for debt origination	2,445,696	6,114	-	-	-	-	-	-	23,298	-	29,412

Common stock issued in reverse merger and recapitalization transaction	5,425,592	13,565	-	-	-	-	-	-	(13,565)	-	-

Obligation forgiven under consulting agreements with related parties	-	-	-	-	-	-	-	-	200,500	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,483,733)	(1,483,733)

Balance as Decemeber 31, 2011	58,931,029	147,328	767,500	1,919	-	-	-	-	1,200,509	(1,618,615)	(512,548)

Unissued common stock issued	767,500	1,919	(767,500)	(1,919)	-	-	-	-	-	-	-

Common stock issuance for services	7,369,300	18,548	18,125,000	44,813	-	-	--	-	950,411	-	539,835

Net loss	-	-	-	-	-	-	-	-	-	(1,258,273)	(1,258,273)

Balance as Decemeber 31, 2012	67,067,829	$167,795	18,125,000	$44,813	-	-	$-	$-	$2,150,920	$(2,876,888)	$(1,230,986)

Unissued common stock issued	18,125,000	44,813	(18,125,000)	(44,813)	-	-	-	-	-	-	-

Common stock issued for services	1,500,000	3,750	-	-	-	-	-	-	56,250	-	-

Common stock issued for debt conversion	275,450	689	2,998,695	7,497	-	-	-	-	242,728	-	250,914

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-	-

Preferred stock issued for cash	-	-	-	-	-	-	200,000	200	99,800	-	100,000

Net loss	-	-	-	-	-	-	-	-	-	(621,933)	(621,933)

Balance as March 31, 2013	86,968,279	$217,047	2,998,695	$7,497	-	$-	200,000	$200	$2,549,698	$(3,498,821)	$(1,313,614)

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD
FROM INCEPTION, OCTOBER 1, 2010, TO MARCH 31, 2013
			Inception,
	Three Months	Three Months	October 1, 2010
	Ended March 31,	Ended March 31,	to March 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(621,933)	$(316,269)	$(3,498,821)
Adjustments to reconcile net loss to net cash
used by operations
Amortization of discount on notes payable	15,586	4,562	48,245
Common stock issuance for services	188,391	110,559	1,269,085
Forgiveness of obligations by related parties	-	-	200,500
Recapitalization expense incurred through
increase in notes payable	-	-	31,667
Loss on derivative liability valuation	10,143	-	10,143
Changes in operating assets and liabilities:
Customer deposits	(756)	724	4,606
Loss on extinguishment of debt	178,448	-	178,448
Accounts payable and accrued liabilities	29,691	99,638	601,363
Accounts payable – related parties	-	-	19,598
Accrued interest payable	29,808	16,169	111,675

Net cash used by operating activities	(170,622)	(84,617,627)	(1,023,491)

Cash flows from investing activities:
Purchase of manufacturing equipment	-	-	(42,000)
Cash received in recapitalization	-	-	2,333

Net cash used by investing activities	-	-	(39,667)

Cash flows from financing activities:
Bank overdraft		(355)	-
Payment to convertible debentures		-	(781)
Proceeds from convertible debentures	55,000	77,333	464,500
Proceeds from notes payable	10,000	-	10,000
Proceeds from notes payable – related parties	-	11,000	53,000
Proceeds from long-term debt	-	-	130,000
Proceeds from issuance of common stock
in a private placement, net of expenses	100,000	-	300,000
Proceeds from warrant exercise	-	-	90,000
Proceeds from advances from shareholders	5,500	1,620	38,564
Repayments on advances	-	-	(20,100)

Net cash provided by financing activities	170,500	89,598	1,065,183

Net increase (decrease) in cash and cash equivalents	(122)	4,981	2,025
Cash and cash equivalents at beginning of period	2,147	2,246	-

Cash and cash equivalents at end of period	$2,025	$2,735	$2,025

Interest paid	$-	$	$3,733
Income taxes paid	$-	$-	$-

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of One World Holdings, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2012 and March 31, 2013 and the results of operations for the three months ended March 31, 2012 and 2013, respectively, with the cash flows for each of the three months ended March 31, 2012 and 2013, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

(2)	Organization, Nature of Business

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

(3)	Summary of Significant Accounting Policies

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

(3)	Summary of Significant Accounting Policies, continued

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

Advertising Costs

The Company expenses advertising costs as incurred. For the three months ended March 31, 2013 and 2012, the Company’s advertising costs were $31,413 and $9,338. For the period from inception, October 1, 2010, to March 31, 2013, the Company's advertising costs were $125,942.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Summary of Significant Accounting Policies, continued

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

The Company acquired molds for manufacturing dolls for $70,000 during the year ended December 31, 2011, paying $42,000 in cash and recording an account payable for $28,000 due at the initiation of production.  The Company did not acquire any molds for manufacturing dolls in the three months March 31, 2013.

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

The Financial Accounting Standards Board (“FASB”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit associated with an uncertain tax position when, in the judgment of management, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company's effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company has not incurred any interest or penalties related to potential underpaid income taxes and has recognized no assets or liabilities associated with uncertain tax positions as of and for the three months ended March 31, 2013, and 2012, or for the period from inception, October 1, 2010, to March 31, 2013. The Company files a separate federal income tax return in the United States and state tax returns where applicable.

Reclassifications

Certain items in the 2012 consolidated financial statements have been reclassified to conform to the 2013 consolidated financial statements’ presentation.

Loss Per Share

Basic loss per share is calculated based on the weighted average number of common shares outstanding during each period.  Diluted loss per share include shares issuable upon exercise of outstanding stock options, warrants or conversion rights that have exercise or conversion prices below the market value of the Company's common stock.  At March 2013 and 2012, common stock equivalents of 84,541,382 and 55,117,237, related to the conversion option under the convertible debentures, were excluded from the dilutive share calculation because their effect would have been antidilutive.  For the period ended March 31, 2013 and 2012, the Company’s basic and diluted net loss per share was $0.01 and $0.01.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Summary of Significant Accounting Policies, continued

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

(4)	Going Concern Consideration

The Company has incurred operating losses of $ 3,113,853 since inception, has limited financial resources and a working capital deficit of $866,223 at March 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements for the period from inception, October 1, 2010, to March 31, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has losses accumulated in the development stage of $3,498,821, through March 31, 2013. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Reverse Merger and Recapitalization

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

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Manufacturing Equipment

The Company acquired molds for manufacturing dolls for $70,000 during the year ended December 31, 2011, paying $42,000 in cash and recording an account payable for $28,000 due at the initiation of production.  As of March 31, 2012 production has not begun, and therefore no depreciation has been recognized.  Upon the start of production, the molds will be depreciated using a straight-line method over their estimated useful life of five years.

(7)	Notes Payable-Related Parties

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
.
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

(8)	Convertible Debentures

During the period from August 24, 2011 to March 31, 2012, the Company issued various Convertible Debentures in the total amount of $161,000. During the three months ended March 31, 2013, the Company issued various Convertible Debentures in the total amount of $55,000. All debentures bear simple interest of 14% per annum with a one year maturity.  The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share.  The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales.  The Directors of the Company have approved the registration of 120% of the shares of common stock issuable upon conversion of the principal amount of the debentures issued in the year ending December 31, 2011 to allow for conversion of principal and interest on such debentures into shares of common stock.

Following is an analysis of the convertible debentures outstanding as of March 31, 2013 and 2012:

Description	Date of Agreement	Cost basis at Conversion	Original Amount	Unpaid principal balance	Term	Interest Rate

Debenture 1	8/24/2011	$0.04	$100,000	$100,000	12 Months	14%
Debenture 2	9/27/2011	0.04	10,000	9,219	12 Months	14%
Debenture 3	10/10/2011	0.04	25,000	25,000	12 Months	14%
Debenture 4	12/20/2011	0.04	6,000	6,000	12 Months	14%
Debenture 5	2/17/2012	0.04	10,000	10,000	12 Months	14%
Debenture 6	3/9/2012	0.04	5,000	5,000	12 Months	14%
Debenture 7	3/19/2012	0.04	5,000	5,000	12 Months	14%
At March 31, 2012			$161,000	$$160,219

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Convertible Debentures, continued

Description	Date of Agreement	Cost basis at Conversion	Original Amount	Unpaid principal balance	Term	Interest Rate

Debenture 8	4/29/2012	0.04	5,000	5,000	12 Months	14%
Debenture 9	4/25/2012	0.04	10,000	10,000	12 Months	14%
Debenture 10	7/1/2012	0.04	25,000	25,000	12 Months	14%
Debenture 11	7/1/2012	0.04	25,000	25,000	12 Months	14%
Debenture 12	7/21/2012	0.04	25,000	25,000	12 Months	14%
Debenture 13	7/20/2012	0.04	62,000	62,000	12 Months	14%
Debenture 14	7/29/2012	0.04	10,000	10,000	12 Months	14%
Debenture 15	9/28/2012	0.04	25,000	25,000	12 Months	14%
Debenture 16	9/01/2012	0.04	10,000	10,000	12 Months	14%
Debenture 17	8/09/2012	0.04	15,000	15,000	12 Months	14%
Debenture 18	10/9/2012	0.04	5,000	5,000	12 Months	14%
Debenture 19	10/31/2012	0.04	12,500	12,500	12 Months	14%
Debenture 20	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 21	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 22	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 23	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 24	12/11/12	0.04	2,500	2,500	12 Months	14%
Debenture 25	12/29/12	0.04	2,500	2,500	12 Months	14%
Debenture 26	1/5/13	0.04	2,500	2,500	12 Months	14%
Debenture 27	1/6/13	0.04	50,000	50,000	12 Months	14%
Debenture 28	2/21/13	0.04	2,500	2,500	12 Months	14%
Debenture 1	8/24/2011	0.04	-	(38,644)	12 Months	14%
Debenture 2	9/27/2011	0.04	-	(9,219)	12 Months	14%
At March 31, 2013			$464,500	$415,856

Under the terms of the Convertible Debentures, the interest rate is increased to 16% if the Company fails to make payments when due. As of March 31, 2013, the Company had failed to make required payments on convertible cebentures totaling $51,000.

On January 18, 2013 debenture 2 totaling $9,219 was converted to 275,450 shares of common stock.

On March 11, 2013, the Company allowed a securities transfer on debenture 1 totaling $100,000 to five note holders.  On May 15 a partial conversion of $50,000 occurred which resulted in a derivate liability of $178,448 and a loss on debt settlement of $10,143.  We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The debt discount is amortized over the life of the note and recognized as interest expense. For the period ended March 31, 2013, the Company recognized $11,055 as interest expense. The derivative liability is adjusted periodically according to the stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital. For purpose of determining the fair value of the note, the Company used the Black Scholes option valuation model.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Convertible Debentures, continued

The significant assumptions used in the Black Scholes valuation are as follows:
Stock price on the valuation date $ 0.03- $ 0.05
Conversion price for the notes $ 0.0150 - $ 0.0250
Years to maturity 3 mos - 0.30
Risk free rate 0.100% - 0.080%
Expected volatility 162.380% - 182.131%

The change in derivative liability recognized in the financial statements as of March 31, 2013 was $71,499.

(9)	Long-term Debt

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
					months and $1,210 per
					month for 42 months,
					including interest

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Long-term Debt, continued

To originate the notes payable, the Company issued common stock and warrants as follows:

			Warrants
	Date of	Shares		Exercise
Description	Agreement	Issued	Shares	Price	Term

Note 1	December 2010	917,136	1,146,420	$0.03271	5 years

Note 2	December 2010	917,136	1,146,420	0.03271	5 years

Note 3	January 2011	917,136	1,146,420	0.03271	5 years

Note 4	March 2011	1,528,560	-	-	-

Following is an analysis of the note payable transactions:

	March 31,	December 31,
	2013	2012

Face value of notes	$130,000	$130,000

Proceeds from notes payable	$130,000	$130,000
Less value associated with common stock issued in connection with
origination of notes	(48,236)	(48,236)
Less value of detachable warrants issued in connection with
origination of notes	(26,472)	(26,472)

Net value of notes at date of origination	55,292	55,292

Amortization of discount associated with common stock and detachable warrants	37,190	32,659

Net long-term debt	$92,482	$87,951

Payments not made in accordance with note terms	$37,518	$39,652

Following is an analysis of future annual maturities of long-term debt at March 31, 2013:

		Contractual	Amortization	Annual
Year Ending		Principal	Of	Principal
December 31,		Payments	Discount	Maturities

2013		59,223	17,584	41,639
2014		31,727	14,407	17,320
2015		25,052	8,256	16,796
2016		13,998	1,802	12,196
2017		-	-	-

	Total future contractual payments	$130,000	$42,049	$87,951

At March 31, 2013, the Company was in default on its long-term debt due its failure to make payments due under the terms of debt agreements.  Holders of notes did not express desire to declare entire principal balances due immediately, and note balances are reported with original maturities.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Advances from shareholder

Since its inception, the Company has relied on notes payable and advances from a shareholder to fund its ongoing operations. These advances have no specified repayment terms and no stated rate of interest. All advances are considered by the Company to be due on demand.  At March 31, 2013 and December 31, 2012, the advances from individuals were $18,464 and $12,964, respectively.

(11)	Stockholders' Deficit

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

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)           Stockholders' Deficit, continued

					Services
	Shares	Shares		Cash	and
Description	Issued	Unissued	Value	Proceeds	Incentive	Total
Obligation forgiven under consulting agreements with related parties	-	-	-	-	200,500	200,500
Shares issued for services to consultants, management and directors and employees	7,369,300	-	0.04000	-	294,772	294,772

Unissued shares for services to consultants, management and directors and employees	-	18,125,000	0.04000	-	725,000	725,000

Issuances of shares unissued
at December 31, 2011	767,500	(767,500)	$-	$-	$-	$-

Shares issued for services to consultants, management and directors and employees	1,500,000	-	.04000	-	60,000	60,000

Unissued shares for debt conversion	275,450	2,998,695		-		-

Unissued Class A Preferred stock	-	200,000	.50000	100,000		100,000

Issuances of shares unissued
at March 31, 2013	18,125,000	(18,125,000)

March 31, 2013	86,968,299	3,198,695		464,708	2,064,820	2,529,528

(12)	Income Taxes

We account for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by ASC Topic 740. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

(13)	Consulting Agreements

The Company has entered into various consulting agreements for financial and business development services to the Company. Certain of these consulting agreements provide for cash compensation to the consultants; however most are based on issuances of shares in exchange for services.

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided between January 1, 2011 and March 31, 2013. There were no specified performance requirements and no provision in the agreements for return of the shares.  At March 31, 2013, the compensation associated with the shares was $1,858,572. Compensation expense is calculated based on price of stock on the effective date of agreement and amortized over the period over which the services are provided to the Company. At March 31, 2012, the unamortized compensation associated with the shares was $589,235 reported as current and long-term prepaid consulting services on the balance sheet.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)	Consulting Agreements continued

For the three months ended March 31, 2013 and 2012, the compensation associated with the shares recognized and expensed was $188,391 and $134,959; and $1,669,848 for the period from inception, October 1, 2010, to March 31, 2013; and the remaining unamortized expense of $589,902 is reported under unamortized portion of stock issued for services.

(14)	Related Party Transactions

Since its inception, the Company has operated without rent from the home of its Chairman and Chief Executive Officer. The value of the rent is believed by management to be immaterial to the consolidated financial statements.

Daniel Melton Media, Inc. owned by Corinda Melton, the Company CEO and a shareholder, and Trent Daniel, a shareholder, performed graphic design and web related services for the company and received cash payments of $3,250 for the period ending March 31, 2013, $3,553 for the period ending March 31, 2012, and $34,180 for the period from inception, October 1, 2010 to March 31, 2013.

In addition, Daniel Melton Media, Inc. advanced to the Company $11,060 during the period ended March 31, 2013, $2,540 during the period ended March 31, 2012, and $33,064 for the period from inception, October 1, 2010 to March 31, 2013. These funds are reflected on the balance sheet under balances due to shareholders.

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

On March 9, 2012, the Company granted 219,300 shares of common stock to Sherman Walker, brother of Corinda Melton, CEO, for payment on an invoice for services valued at $8,772. The cost basis of the stock is $0.04 per share.  The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales

On July 2, 2012 the Company received proceeds under a $25,000 short term note payable to Sonya Carothers who is a shareholder of the Company. This note is uncollateralized, bears a simple interest rate of 14% per annum and has one year maturity.  The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share. The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Related Party Transactions, continued

The Company paid Trent Daniel, a shareholder, for contract services related to marketing, graphic design, business and relationship development. The payments totaled $42,936 for the three months ended March 31, 2013, $7,903 during the three months ended March 31, 2013 and $204,876 for the period from inception October 1, 2010 to March 31, 2013.

As of March 31, 2013, the Company had issued and unissued shares of stock to the following related parties:

Stockholder	Shares issued	Unissued Shares	Value ($)	Relationship	Nature of Services
Henderson J. Smith, Jr.	2,674,980	-	30,000	Brother-in-law of company founder Trent Daniel	Business Development services
Sarah Marie Daniel	1,389,280	-	45,000	Wife of company founder Trent Daniel	Creative writing services
Nedra Hall	1,007,140	-	35,000	Sister-in-law of company founder Trent Daniel	Bookkeeping services
Bradley Melton	3,929,405		93,200	Son of Corinda Melton, CEO	Purchased shares and provided business development services
Sherman Walker	601,440	-	18,772	Brother of Corinda Melton, CEO	Purchased shares for cash
Wilma Delaney	687,852	-	18,000	Director and sister of Corinda Melton, CEO	Director related services
Robert Hines	1,452,132	-	38,000	Director	Director related services and financial consulting

Stacey McBride-Irby	6,381,738	-	167,000	Chief Product Development Officer	Cash purchase and company employee
Corinda Melton	4,707,965	-	3,080	CEO	Employee

Trent Daniel	9,077,434		202,668	Founder	Marketing and relationship development services

(15)	Non-Cash Investing and Financing Activities

Following is analysis of non-cash investing and financing activities during the three months ended March 31, 2013 and 2012, and for the period from inception, October 1, 2010, to March 31, 2013:

			Inception,
	Three Months	Three Months	October 1, 2010
	Ended	Ended	to March 31,
	March 31, 2013	March 31, 2012	2013

Debt discount associated with long-term debt
issuance	$-	$7,467	$37,190

Debt discount associated with derivative liability in accounts payable	$50,301	$-	$50,301

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)    Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. Management, along with the assistance of counsel, will determine the ultimate disposition and potential impact these matters on the Company's financial condition, liquidity or results from operations.  As of March 31, 2013, there were no pending claims or legal actions in which the Company was involved.

(17)    Subsequent Events

On April 19, 2013 the Company entered into a one year Convertible debenture with Asher Enterprises, Inc. in the amount of $32,500.  The note bears an interest rate of 8% per annum.

On April 2, 2013, the Company entered into a 60-day promissory note in the total amount of $50,000, with Curtis and Janet Threat. The note bears an interest rate of 16% per annum.

During April and May 2013, the Company allowed several of its convertible debenture holders to transfer their convertible debentures totaling $90,000 through a Securities Purchase agreement. On April 18, 2013 a partial conversion of $5,000 was approved by the board of directors however the conversion has not occurred as of the date of this report, resulting in unissued common stock totaling 333,334.

On April 10, 2013, the Company entered into a four month Strategic Consulting agreement with Mosaic Media Group, LLC covering business planning, marketing and advertising advice and planning and public relations and investor relations services.  Consideration is in the form of a cash payment of $12,500.

On May 1, 2013, the Company entered into a two-year media and marketing services agreement with Shade Global. Consideration for this contract will be in the form of cash and warrants.

On May 3, 2013, the Company changed auditing firms and retained HJ & Associates, LLC to provide future audit services.  Form 8k reflecting the change was filed with the SEC on May 9, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this 10Q, references to the “Company,” “One World,” “we,” “our” or “us” refer to One World Holdings, Inc., unless the context otherwise indicates.

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations.

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

▪	our ability to meet production and sales goals;

▪	our ability to raise adequate capital to fund operations;

▪	market developments affecting, and other changes in, the demand for our products or the introduction of competing products;

▪	increases in the price of raw materials used in the production of our dolls;

▪	our ability to develop and market our businesses at a level necessary to implement our business strategy and our ability to finance our development;

▪	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

▪	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and

▪	other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the cost for our products.

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

Results of Operations

During the period from inception, October 1, 2010, to March 31, 2013, substantially all of our efforts have been focused on fundraising, developing a management team and positioning the Company to manufacture our dolls.

Results of Operations For The Three-Month Period Ended March 31, 2013 Compared To The Three-Month Period Ended March 31, 2012.

The following is an analysis of our operating results for the three-months ended March 31, 2013 and 2012.

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,	Increase
	2013	2012	(Decrease)

General and administrative expenses:
Professional fees	$26,429	$42,580	$(16,151))
Consulting fees	188,391	134,959	53,432
Contract labor	46,728	3,597	43,131)
Salary Expense	70,500	70,500	-
Marketing and advertising	31,413	9,338	22,075)
Computer and internet charges	7,491	3,203	4,288)
Research and development	750	28,439	(27,689))
Other	16,247	12,785	3,462

Total general and administrative expenses	1,178,653	1,413,927	(235,274)

Other expenses:
Interest expense	79,620	38,139	41,481
Recapitalization expense	-	31,667	31,667

Total other expenses	79,620	69,806	9,814

Net loss	$(1,258,273)	$(1,483,733)	$(225,460)

Professional fees decreased $16,151 to $26,429 for the three-months ended March 31, 2013, compared to $42,580 for the three-month period ended March 31, 2012.  The decrease in professional fees relates primarily to the decrease in legal and accounting services as we had reduced work performed in connection with our registration statement during the three-month period ended March 31, 2013, compared to the prior period.

Consulting fees increased $53,432 to $188,391 for the three-month period ended March 31, 2013 compared to $134,959 for the three-month period ended March 31, 2012.   Consulting fees were incurred primarily in the form of stock issuances to consultants. We have hired over 20 consultants from time to time to help us establish and market our Company and our products.  Certain consultants had consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation associated with the shares was recognized immediately, based on the estimated fair value of the shares issued.   The number of consultants has generally increased in the past periods.  The Company will continue to incur consulting fees in the future, but such fees are expected to be at reduced levels.

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

We incurred contract labor expenses of $46,728 and $3,597 for the three-months ended March 31, 2013 and March 31, 2012, for payments to our management team. Contract labor fees will continue as primary expenses in future periods, and the Company currently expects the expenses to be at similar levels for the near term. However, such fees may increase as the Company matures.

We incurred research and development expenses of $750 and $28,439 for the three-month period ended March 31, 2013 and for the three-month period ended March 31, 2012, primarily related to the initial sculpture design, development and testing of the doll prototypes. We expect to incur additional research and development costs of approximately $10,000 relating to the release of our first twelve doll designs.

We had salary expense of $70,500 for the three-month period ended March 31, 2013, compared to $70,500 for the three-month period ended March 31, 2012.   Salary expense was associated with fees paid and accrued for officer salaries pursuant to the employment agreements described in greater detail below under “Current Levels of Executive Compensation and Employment Agreements”.

Marketing and advertising expenses increased by $22,075 to $31,413 for the three-month period ended March 31, 2013 compared to $9,338 for the three-month period ended March 31, 2012.   We plan to spend an additional $300,000 on an extensive media marketing and advertising campaign once the capital to fund such a campaign is raised and the dolls are ready for release to the doll collector and public markets.

Other general and administrative expenses increased $3,462 to $16,247 for the three-month period ended March 31, 2013 from $12,785 for the three-month period ended March 31, 2012 due to reduced working capital.   We will continue to incur other general and administrative expenses on an ongoing basis and expect these costs to increase as we launch our doll line and our operations mature.

Interest expense increased $34,525 to $45,393 for the three-month period ended March 31, 2013 from $10,868 for the three-month period ended March 31, 2012.   The increase in interest expense relates to increased borrowings pursuant to convertible debentures and the increased amount of interest which accrued on such convertible debentures. Due to the lack of revenues, we have primarily funded our operations by borrowing, typically at relatively high interest rates.

Net loss increased by $305,664 to $621,933 for the three-month period ended March 31, 2013, compared to a net loss of $316,269 for the three-month period ended March 31, 2012.  The increase in net loss is principally due to the commencement of losses on derivatives in connection with our issued of debentures.

Liquidity and Capital Resources

As of March 31, 2013, we had total assets of $661,260, consisting substantially of prepaid consulting fees which were primarily paid for by the issuance of our common equity. We have limited other assets, such as cash of $2,025 and approximately $70,000 of molds to produce dolls.

We had total liabilities of $1,385,638 as of March 31, 2013, which included current liabilities of $1,345,868, including, convertible debentures of $464,500 (described in greater detail below), notes payable to related parties of $87,000, current portion of long-term debt of $52,712, amounts due to shareholders of $18,646, customer deposits of $4,606, accounts payable and accrued liabilities of $629,361, and accrued interest payable of $87,073.

Included in notes payable related parties as of March 31, 2013, was $20,000 owed under a note payable, originally due on September 21, 2011, which accrues interest at the rate of 15% per annum. The Company is currently in default on this note and is subject to the legal costs of up to $10,600, should the note holder elect to pursue collection as per the terms of the note. Interest on this note is currently being expensed and accrued monthly. The holder of this note is a shareholder in the Company. Additionally included in notes payable related parties was $34,000 assumed on July 21, 2011, relating to accounts payable to former officers and directors which were converted to uncollateralized notes payable which bear interest of 16% per year and were due July 21, 2012. The notes are currently in default and interest is currently being expensed and accrued monthly.  The holders of these notes are shareholders in the Company.  Finally, notes payable related parties included the $33,000 short term note payable to Stacey McBride-Irby, our Chief Product Development Officer and Director, described in greater detail below.

We had negative working capital of $866,843 and total losses accumulated during the development stage of $3,498,821.

We had $170,622 of net cash used by operating activities for the three-month period ended March 31, 2013, which was mainly due to a net loss offset by common stock issued for services and an increase in accounts payable and accrued liabilities.

We had $170,500 of net cash provided by financing activities for the three-month period ended March 31, 2013, which was mainly due to $55,000 of proceeds from the sale of convertible debentures and a $100,000 private placement.

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

During the period from August 24, 2011 to March 31, 2012, the Company issued various Convertible Debentures in the total amount of $161,000. During the three months ended March 31, 2013, the Company issued various Convertible Debentures in the total amount of $55,000. All debentures bear simple interest of 14% per annum with a one year maturity.  The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share.  The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales.  The Directors of the Company have approved the registration of 120% of the shares of common stock issuable upon conversion of the principal amount of the debentures issued in the year ending December 31, 2011 to allow for conversion of principal and interest on such debentures into shares of common stock.

Following is an analysis of the convertible debentures outstanding as of March 31, 2013 and 2012:

Description	Date of Agreement	Cost basis at Conversion	Original Amount	Unpaid principal balance	Term	Interest Rate

Debenture 1	8/24/2011	$0.04	$100,000	$100,000	12 Months	14%
Debenture 2	9/27/2011	0.04	10,000	9,219	12 Months	14%
Debenture 3	10/10/2011	0.04	25,000	25,000	12 Months	14%
Debenture 4	12/20/2011	0.04	6,000	6,000	12 Months	14%
Debenture 5	2/17/2012	0.04	10,000	10,000	12 Months	14%
Debenture 6	3/9/2012	0.04	5,000	5,000	12 Months	14%
Debenture 7	3/19/2012	0.04	5,000	5,000	12 Months	14%
Debenture 8	4/29/2012	0.04	5,000	5,000	12 Months	14%
Debenture 9	4/25/2012	0.04	10,000	10,000	12 Months	14%
Debenture 10	7/1/2012	0.04	25,000	25,000	12 Months	14%
Debenture 11	7/1/2012	0.04	25,000	25,000	12 Months	14%
Debenture 12	7/21/2012	0.04	25,000	25,000	12 Months	14%
Debenture 13	7/20/2012	0.04	62,000	62,000	12 Months	14%
Debenture 14	7/29/2012	0.04	10,000	10,000	12 Months	14%
Debenture 15	9/28/2012	0.04	25,000	25,000	12 Months	14%
Debenture 16	9/01/2012	0.04	10,000	10,000	12 Months	14%
Debenture 17	8/09/2012	0.04	15,000	15,000	12 Months	14%
Debenture 18	10/9/2012	0.04	5,000	5,000	12 Months	14%
Debenture 19	10/31/2012	0.04	12,500	12,500	12 Months	14%
Debenture 20	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 21	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 22	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 23	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 24	12/11/12	0.04	2,500	2,500	12 Months	14%
Debenture 25	12/29/12	0.04	2,500	2,500	12 Months	14%
Debenture 26	1/5/13	0.04	2,500	2,500	12 Months	14%
Debenture 27	1/6/13	0.04	50,000	50,000	12 Months	14%
Debenture 28	2/21/13	0.04	2,500	2,500	12 Months	14%
Debenture 1	8/24/2011	0.04	-	(38,644)	12 Months	14%
Debenture 2	9/27/2011	0.04	-	(9,219)	12 Months	14%
At March 31, 2013			$464,500	$415,856

Under the terms of the Convertible Debentures, the interest rate is increased to 16% if the Company fails to make payments when due. As of March 31, 2013, the Company had failed to make required payments on convertible debentures totaling $51,000.

On January 18, 2013 debenture 2 totaling $9,219 was converted to 275,450 shares of common stock.

On March 11, 2013, the Company allowed a securities transfer on debenture 1 totaling $100,000 to five note holders.  On May 15 a partial conversion of $50,000 occurred which resulted in a derivate liability of $178,448 and a loss on debt settlement of $10,143.

Need For Funding And Prior Sources of Capital

The Company has incurred losses from operations since inception, has limited financial resources, has a negative working capital position at March 31, 2013 and has total losses accumulated in the development stage of $3,498,821 as of March 31, 2013. The losses to date represent costs incurred primarily to pay the management team and individuals engaged by the Company to design and develop the Company’s dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets. Through March 31, 2013, the Company has recorded $1,258,273 of expense applicable to services, primarily management and consulting services, the majority of which was paid through the issuance of common stock.

The Company’s primary sources of capital since inception have come from either private placement sales of common stock, the issuance of debt or advances from individuals. Through December 31, 2012, the Company had received capital from the following sources:

Source	Amount
Payment to convertible debentures	(781)
Proceeds from convertible debentures	464,500
Proceeds from notes payable	10,000
Proceeds from notes payable – related parties	53,000
Proceeds from long-term debt	130,000
Proceeds from issuance of common stock
in a private placement, net of expenses	300,000
Proceeds from warrant exercise	90,000
Proceeds from advances from shareholders	38,564
Repayments on advances	(20,100)

Net cash provided by financing
activities	1,065,183

We estimate that we are currently using approximately $31,300 per month in our operations.  We believe that our capital requirements for the next 12 months will be approximately $1.5 million. Our capital requirements include $300,000 for capital expenditures (product testing, 3rd party inspections, tooling, office furnishing and product warehousing), manufacturing costs and $1.2 million for marketing, public relations, and general and administrative costs (inventory purchases, staff expansion, legal and accounting fees and general office expenses).  We anticipate meeting our capital requirements by raising funds through a combination of private placements of our common stock and/or issuances of notes payable to private investors.  We currently depend primarily on in-kind arrangements and proceeds from the sale of convertible debentures for our month-to-month capital needs.  Along these lines we have received services including marketing and branding, photography services, business development consulting, video production, accounting services, corporate compliance consulting, and corporate strategic development services in exchange for 54,987,557 shares of stock, which were committed of which 36,842,557 shares were granted prior to December 31, 2012.  We have also received $464,500 in connection with the sale of convertible debentures through March 31, 2013.

After a market for our common stock develops, which we hope will develop during the mid to late 2013, we plan to raise funds through a private offering of our common stock to accredited investors.  We can provide no assurances that a market for our common stock will ever develop however.  We hope that at such time, if ever, as a market develops for our common stock, we will be in a better position to raise funds through private offerings because we believe that purchasers are more likely to purchase convertible securities in companies which have a public market for their securities.  We anticipate being significantly dependent on third party funding and capital raised through private placements, until such time, if ever, as our operations generate sufficient revenue to support our operating expenses.

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

Since inception we have primarily relied upon in-kind arrangements with various consultants pursuant to which we agreed to issue such consultants shares of common stock in lieu of payment of cash consideration. Services provided by such consultants include media and public relations, business development, product fulfillment, television advertising production, financial, management, corporate compliance, business advisory and employment recruitment consulting services.  We also previously issued certain of our officers and Directors shares of common stock in lieu of the payment of cash consideration.   As of March 31, 2013, we had expensed in excess of $1 million in connection with common stock issued for services rendered.

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

All equipment needed for manufacturing and production except for molds and tooling is owned and operated by our third-party manufacturer.  Therefore, we will have no production equipment needs or expenditures other than the production molds and tooling.  We have invested $70,000 in these molds and tooling as of March 31, 2013 and anticipate that an additional $50,000 will be invested in these items that will remain our sole property.  These molds and tooling will be stored in our manufacturer’s warehouse. The molds and tooling can be shipped or transferred as needed if we should ever choose to use a different manufacturer.

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

Costs.  Our costs are consistent with customary industry practices and will include three main costing phases: pre-production, production and post-production.  The pre-production phase is a setup process that involves development of all tools and equipment needed to produce the dolls and their accessories including clothes, shoes, jewelry as well as face painting masks.  This setup phase bears the greatest amount of up-front costs but should provide us everything needed to produce multiple dolls and accessories from the same set of tools.  Our molds and other tooling are developed from high yield metals and synthetics that we believe will yield hundreds of thousands of units before needing replacement. The Company has estimated the yield capacity of the molds by taking into consideration the past experience of management and certain engineering estimates provided by Early Light.  Additionally, Early Light has warranted our molds for a minimum of 400,000 units.  We have invested $70,000 in these molds and tooling, as of March 31, 2013 and anticipate that an additional $50,000 will be invested in these items.  We do not yet have a committed source of funding to cover this anticipated capital expenditure.

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

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Ms. Melton, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Melton concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2013.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  “Internal Control Over Financial Reporting” is defined in Exchange Act Rules 13a -15(f) and 15d - 5(f) as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer;
▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

▪
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.

During March 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of March 31, 2013 was not effective.  Management identified the following material weaknesses as of March 31, 2013:

▪
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of March 31, 2013, however certain items in the 2011 consolidated financial statements have been reclassified to conform to the 2012 consolidated financial statements’ presentation.  The reclassifications have no impact on net loss or stockholders’ deficit as previously reported.  We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2013, the Company issued a total of 19,900,470 shares of common stock as follows: 18,125,000 shares of common stock to 12 people for consulting services. The shares were valued at $44,813. In addition, during the period, the Company also issued 1,775,470 shares in connection with a $100,000 convertible debenture which was originally issued August 2011.

During the three month period ended March 31, 2013, the Company also entered into a one year Convertible debenture with Asher Enterprises, Inc. in the amount of $32,500 and funding occurred on April 19, 2013.  The note bears an interest rate of 8% per annum.

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

Item 3. Defaults Upon Senior Securities.

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

At March 31, 2013, the Company was in default on its long-term debt due its failure to make payments due under the terms of debt agreements.  Holders of notes did not express desire to declare entire principal balances due immediately, and note balances are reported with original maturities.

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

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

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

This 10-Q
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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2013

ONE WORLD HOLDINGS, INC.

By: /s/ Corinda Joanne Melton
Corinda Joanne Melton, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)