Form 10-Q
period 2013-06-30
ONE WORLD HOLDINGS, INC.
filed 2013-08-19
CIK 1017616

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 253,255,217 shares of common stock, par value $.0025 per share, outstanding as of August 13, 2013.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

ONE WORLD HOLDINGS, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	F-1

	Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	F-2

	Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012 and for the period from inception, October 1, 2010, to June 30, 2013	F-3

	Unaudited Consolidated Statements of Stockholders’ Deficit for the six months ended June 30, 2013 and 2012 and for the period from inception, October 1, 2010, to June 30, 2013	F-4

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period from inception, October 1, 2010, to June 30, 2013	F-5

	Notes to Consolidated Financial Statements (Unaudited)	F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4A.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		16

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

The results for the period ended June 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,
	2013	December 31,
	(UNAUDITED)	2012
ASSETS
Current assets
Cash and cash equivalents	$115	$2,147
Prepaid consulting services	371,121	549,147
Prepaid Inventory	30,000	-

Total current assets	401,236	551,294

Manufacturing equipment (molds to produce dolls)	70,000	70,000
Prepaid consulting services, long-term	58,057	168,479

Total assets	$529,293	$789,773

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible debentures	$335,188	$408,719
Notes payable	10,000	-
Notes payable – related parties	194,000	87,000
Current portion of long-term debt	60,501	45,189
Due to shareholder	106,538	12,964
Derivative liability	296,471	-
Customer deposits	4,366	5,362
Accounts payable and accrued liabilities	725,658	599,672
Accounts payable – related parties	19,598	19,598
Accrued interest payable	111,911	81,867

Total current liabilities	1,864,231	1,260,371

Long-term debt, $130,000 and $130,000 face value, net of unamortized discount of $33,053 and $42,049	36,446	42,762

Total liabilities	1,900,677	1,303,133

Commitments and contingencies

Stockholders' deficit
Preferred stock: $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Unissued preferred stock 200,000 shares	200	-
Common stock: $0.0025 par value, 700,000,000 shares authorized, 100,310,807 and 67,067,829 shares issued and outstanding	250,777	167,670
Unissued common stock, 3,125,000 and 18,125,000 shares	7,813	45,312
Additional paid-in capital	2,732,518	2,150,546
Losses accumulated in the development stage	(4,362,692)	(2,876,888)

Total stockholders’ deficit	(1,371,384)	(513,360)

Total liabilities and stockholders’ deficit	$529,293	$789,773

The accompanying notes are an integral part of these consolidated financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE
PERIOD FROM INCEPTION, OCTOBER 1, 2010, TO JUNE 30, 2013

					Inception,
					October 1, 2010
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,		To June 30,
	2013	2012	2013	2012	2013

General and administrative expenses:
Professional fees	$58,699	$16,119	$85,128	$58,699	$470,950
Consulting fees	210,557	79,696	398,948	214,655	1,454,382
Contract labor	59,051	3,802	105,779	7,399	590,598
Salary expense	70,500	70,500	141,000	141,000	493,500
Marketing and advertising	51,652	1,755	83,065	11,093	177,594
Computer and internet charges	4,495	4,211	11,986	7,414	81,737
Research and development	73,546	787	74,296	29,226	217,275
Other	27,894	11,428	44,141	24,213	184,211

Total general and administrative expenses	556,394	188,298	944,343	493,699	3,670,247

Other expenses:
Interest expense	75,485	26,838	120,878	37,706	240,195
Recapitalization expense	-	-	-	-	31,667
Loss on derivative	113,266	-	123,409	-	123,409
Loss on debt settlement	118,726	-	297,174	-	297,174

Total other expenses	307,477	26,838	541,461	37,706	692,445

Provision for federal income taxes	-	-	-	-	-

Net loss	$(863,871)	$(215,136)	$(1,485,804)	$(531,405)	$(4,362,692)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	89,054,506	58,931,029	90,635,458	58,931,029

The accompanying notes are an integral part of these consolidated  financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND FOR THE PERIOD
FROM INCEPTION, OCTOBER 1, 2010 TO JUNE 30, 2013
										Losses
			Unissued				Unissued		Additional	Accumulated in
	Common Stock		Common stock		Preferred Stock		Preferred stock		Paid-in	the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at October 1, 2010	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Founders’ shares	8,785,399	21,963	-	-	-	-	-	-	(16,215)	-	5,748

Warrants issued for debt origination	-	-	-	-	-	-	-	-	17,648	-	17,648

Common stock issued for debt origination	1,834,272	4,586	-	-	-	-	-	-	14,238	-	18,824

Net loss	-	-	-	-	-	-	-	-	-	(134,882)	(134,882)

Balance as December, 31, 2010	10,619,671	26,549	-	-	-	-	-	-	15,671	(134,882)	(92,662)

Common stock issued for cash in private placement, net of $10,000	8,295,053	20,738	-	-	-	-	-	-	179,262	-	200,000

Common stock issued for warrant exercise	3,439,260	8,598	-	-	-	-	-	-	81,402	-	90,000

Common stock issued for services	28,705,757	71,764	767,500	1,919	-	-	-	-	705,117	-	778,800

Warrants issued for debt origination			-	-	-	-	-	-	8,824	-	8,824

Common stock issued for debt origination	2,445,696	6,114	-	-	-	-	-	-	23,298	-	29,412

Common stock issued in merger and recapitalization transaction	5,425,592	13,565	-	-	-	-	-	-	(13,565)	-	-

Obligation forgiven under consulting agreements with related parties	-	-	-	-	-	-	-	-	200,500	-	200,500

Net loss	-	-	-	-	-	-	-	-	-	(1,483,733)	(1,483,733)

Balance as Decemeber 31, 2011	58,931,029	147,328	767,500	1,919	-	-	-	-	1,200,509	(1,618,615)	(268,859)

Unissued common stock issued	767,500	1,919	(767,500)	(1,919)	-	-	-	-	-	-	-

Common stock issuance for services	7,369,300	18,423	18,125,000	45,312	-	-	-	-	950,037	-	1,013,772

Net loss	-	-	-	-	-	-	-	-	-	(1,258,273)	(1,258,273)

Balance as Decemeber 31, 2012	67,067,829	167,670	18,125,000	45,312	-	-	-	-	2,150,546	(2,876,888)	(513,360)

Unissued common stock issued	18,125,000	45,312	(18,125,000)	(45,312)	-	-	-	-	-	-	-

Common stock issued for services	1,500,000	3,750	-	-	-	-	-	-	56,250	-	60,000

Common stock issued for debt conversion	275,450	689	2,998,695	7,497	-	-	-	-	242,728	-	250,914

Preferred stock issued for cash	-	-	-	-	-	-	200,000	200	99,800	-	100,000

Net loss	-	-	-	-	-	-	-	-	-	(621,933)	(621,933)

Balance as March 31, 2013	86,968,279	217,421	2,998,695	7,497	-	-	200,000	200	2,549,324	(3,498,821)	(724,379)

Unissued common stock issued	2,998,695	7,497	(2,998,695)	(7,497)	-	-	-	-	-	-	-

Common stock issued for services	5,050,000	12,625	-	-	-	-	-	-	37,875	-	50,500

Common stock issued for debt conversion	5,293,833	13,234	3,125,000	7,813	-	-	-	-	145,319	-	166,366

Net loss	-	-	-	-	-	-	-	-	-	(863,871)	(863,871)

Balance at June 30, 2013	100,310,807	$250,777	3,125,000	$7,813	-	$-	200,000	$200	$2,732,518	$(4,362,692)	$(1,371,384)

The accompanying notes are an integral part of these consolidated financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD
FROM INCEPTION, OCTOBER 1, 2010, TO JUNE 30, 2013
			Inception,
	Six Months	Six Months	October 1, 2010
	Ended June 30,	Ended June 30,	to June 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(1,485,804)	$(531,405)	$(4,362,692)
Adjustments to reconcile net loss to net cash used by operations
Amortization of discount on notes payable	79,684	9,109	112,343
Common stock issuance for services	-	214,655	1,080,694
Forgiveness of obligations by related parties	-	-	200,500
Recapitalization expense incurred through increase in notes payable	-	-	31,667
Loss on derivative liability valuation	123,408	-	123,408
Changes in operating assets and liabilities:
Customer deposits	(996)	2,742	4,366
Prepaid inventories	(30,000)	-	(30,000)
Prepaid and other assets	398,948	-	398,948
Gain on extinguishment of debt	297,173	-	297,173
Accounts payable and accrued liabilities	111,461	202,698	683,133
Accounts payable – related parties	-	-	19,598
Accrued interest payable	58,520	28,597	140,387

Net cash used by operating activities	(447,606)	(73,604)	(1,300,475)

Cash flows from investing activities:
Purchase of manufacturing equipment	-	-	(42,000)
Cash received in recapitalization	-	-	2,333

Net cash used by investing activities	-	-	(39,667)

Cash flows from financing activities:
Bank overdraft	-	1,050	-
Payment to convertible debentures	-	-	(781)
Proceeds from convertible debentures	135,000	35,000	544,500
Proceeds from notes payable	10,000	33,000	10,000
Proceeds from notes payable – related parties	126,500	-	179,500
Proceeds from long-term debt	-	-	130,000
Payments on notes payable	(19,500)	-	(19,500)
Proceeds from issuance of common stock in a private placement, net of expenses	100,000	-	300,000
Proceeds from warrant exercise	-	-	90,000
Proceeds from advances from shareholders	93,574	4,560	126,638
Repayments on advances from shareholders	-	-	(20,100)

Net cash provided by financing activities	445,574	73,610	(1,340,257)

Net increase (decrease) in cash and cash equivalents	(2,032)	6	115
Cash and cash equivalents at beginning of period	2,147	6	-

Cash and cash equivalents at end of period	$115	$12	$115

Interest paid	$-	$-	$3,733
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of One World Holdings, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2012 and June 30, 2013 and the results of operations for the six months ended June 30, 2012 and 2013, respectively, with the cash flows for each of the six months ended June 30, 2012 and 2013, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

(2)	Organization, Nature of Business

One World Holdings, Inc. (the "Company"), a Nevada Corporation, is a Houston based company focused on doll design and marketing. Substantially all of the Company's operations are conducted through its wholly-owned subsidiary, The One World Doll Project, Inc. (a Texas Corporation - "OWDPI").  OWDPI began operations on October 1, 2010, and on January 14, 2011 OWDPI was incorporated in the State of Texas.  National Fuel and Energy, Inc. (a Texas Corporation) is a fully-owned subsidiary of the Company that was in dormant state at December 31, 2012 and 2011, and for the period from inception, October 1, 2010, to June 30, 2013.  The accompanying consolidated financial statements are presented as if OWDPI was a corporation from inception.

(3)	Reclassifications

Certain items in the 2012 consolidated financial statements have been reclassified to conform to the 2013 consolidated financial statements’ presentation.

(4)	Going Concern Consideration

The Company has incurred losses from operating activities of $ 4,362,692 since inception, has limited financial resources and a working capital deficit of $1,462,995 at June 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements for the period from inception, October 1, 2010, to June 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has losses accumulated in the development stage of $4,362,692, through June 30, 2013. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)	Convertible Debentures

During the period from August 24, 2011 to June 30, 2012, the Company issued various Convertible Debentures in the total amount of $176,000. During the six months ended June 30, 2013, the Company issued various Convertible Debentures in the total amount of $135,000. All debentures bear simple interest of 14% per annum with a one year maturity.  The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $0.04 per share.  The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales.  The Directors of the Company have approved the registration of 120% of the shares of common stock issuable upon conversion of the principal amount of the debentures issued in the year ending December 31, 2011 to allow for conversion of principal and interest on such debentures into shares of common stock.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Convertible Debentures, continued

Following is an analysis of the convertible debentures outstanding as of June 30, 2013 and 2012:

Description	Date of Agreement	Cost basis at Conversion	Original Amount	Unpaid principal balance	Term	Interest Rate
Debenture 1	8/24/2011	0.04	100,000	61,356	12 Months	16%
Debenture 2	9/27/2011	0.04	10,000	0	12 Months	16%
Debenture 3	10/10/2011	0.04	25,000	25,000	12 Months	16%
Debenture 4	12/20/2011	0.04	6,000	6,000	12 Months	16%
Debenture 5	2/17/2012	0.04	10,000	10,000	12 Months	16%
Debenture 6	3/9/2012	0.04	5,000	5,000	12 Months	16%
Debenture 7	3/19/2012	0.04	5,000	5,000	12 Months	16%
Debenture 8	4/29/2012	0.04	5,000	5,000	12 Months	16%
Debenture 9	4/25/2012	0.04	10,000	10,000	12 Months	16%
At June 30, 2012			176,000	127,356

Description	Date of Agreement	Cost basis at Conversion	Original Amount	Unpaid principal balance	Term	Interest Rate
Debenture 10	7/1/2012	0.04	25,000	12,333	12 Months	14%
Debenture 11	7/1/2012	0.04	25,000	0	12 Months	14%
Debenture 12	7/21/2012	0.04	25,000	19,500	12 Months	14%
Debenture 13	7/20/2012	0.04	62,000	62,000	12 Months	14%
Debenture 14	7/29/2012	0.04	10,000	10,000	12 Months	14%
Debenture 15	9/28/2012	0.04	25,000	25,000	12 Months	14%
Debenture 16	9/01/2012	0.04	10,000	10,000	12 Months	14%
Debenture 17	8/09/2012	0.04	15,000	21,400	12 Months	14%
Debenture 18	10/9/2012	0.04	5,000	5,000	12 Months	14%
Debenture 19	10/31/2012	0.04	12,500	12,500	12 Months	14%
Debenture 20	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 21	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 22	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 23	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 24	12/11/12	0.04	2,500	2,500	12 Months	14%
Debenture 25	12/29/12	0.04	2,500	2,500	12 Months	14%
Debenture 26	1/5/13	0.04	2,500	2,500	12 Months	14%
Debenture 27	1/6/13	0.04	50,000	50,000	12 Months	14%
Debenture 28	2/21/13	0.04	2,500	2,500	12 Months	14%
Debenture 29	4/19/13	Variable	32,500	32,500	12 Months	8%
Debenture 30	5/28/13	Variable	47,500	47,500	9 Months	8%
At June 30, 2013			544,500	459,089

Under the terms of the Convertible Debentures, the interest rate is increased to 16% if the Company fails to make payments when due. As of June 30, 2013, the Company had failed to make required payments on convertible debentures totaling $66,000.

On January 18, 2013 debenture 2 totaling $9,219 was converted to 275,450 shares of common stock.

As of June 30, 2013, the Company allowed securities transfers on debentures 1,10,11,12 and 17, and issued new debentures 29 and 30 totaling $190,000 to nine note holders.  Debenture 11 in the amount of $25,000 was converted in full and partial conversions totaling $93,074 occurred which resulted in a derivative liability of $296,471 and a loss on debt settlement of $297,174.  We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes were not afforded the

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Convertible Debentures, continued

exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The debt discount is amortized over the life of the note and recognized as interest expense. For the period ended June 30, 2013, the Company recognized $36,208 as interest expense. The derivative liability is adjusted periodically according to the stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital. For purpose of determining the fair value of the note, the Company used the Black Scholes option valuation model.

The significant assumptions used in the Black Scholes valuation are as follows:

	Stock price at valuation $	Conversion Price $	Years to Maturity %	Risk Free Rate %	Volatility %
Debenture 1	0.003 - 0.004	0.015 – 0.002	.25	0.080 – 0.040	182.1 – 339.5
Debenture 10	0.019 - 0.004	0.008 – 0.004	.27	0.060 – 0.040	298.0 – 339.5
Debenture 12	0.019 - 0.004	0.004 – 0.002	.25	0.050 – 0.040	270.1 – 339.5
Debenture 17	0.031 - 0.004	0.016 – 0.002	.25	0.060 – 0.040	273.5 – 339.5
Debenture 29	0.030 - 0.004	0.015 – 0.002	.25	0.080 – 0.040	182.1 – 339.5
Debenture 30	0.030 - 0.004	0.030 – 0.004	.25	0.120 – 0.040	295.0 – 339.5

The change in derivative liability recognized in the financial statements as of June 30, 2013 was $296,471.

(6)	Advances from shareholder

Since its inception, the Company has relied on notes payable and advances from a shareholder to fund its ongoing operations. These advances have no specified repayment terms and no stated rate of interest. All advances are considered by the Company to be due on demand.  At June 30, 2013 and December 31, 2012 the advances from individuals were $106,539 and $12,964, respectively.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Stockholders' Deficit

During the period from March 31, 2013 to June 30, 2013 the Company issued 5,050,000 shares of stock to consultants and 5,293,833 shares for conversion of various convertible debentures.  As of June 30, 2013, 200,000 shares of preferred stock remain unissued.

	Shares	Shares			Cash	Services and
Description	Issued	Unissued		Value	Proceeds	Incentive	Total
at December 31, 2012	767,500	(767,500	) $	$-	$-	$-	$-

Shares issued for services to consultants, management and directors and employees	1,500,000	-		.04000	-	60,000	60,000

Unissued shares for debt conversion	275,450	2,998,695			-		-

Unissued Class A Preferred stock	-	200,000		.50000	100,000		100,000

Issuances of shares unissued
at March 31, 2013	18,125,000	(18,125,000)

March 31, 2013	86,968,279	2,998,695			464,708	2,064,820	2,529,528

Shares issued for services to consultants, management and directors and employees	5,050,000	-		.01000	-	50,500	50,500

Unissued shares for debt conversion	5,293,833	3,125,000			-	-	-

Unissued Class A Preferred stock	-	-		-	-	-	-

Issuances of shares unissued
at June 30, 2013	2,998,695	(2,998,695)

June 30, 2013	100,310,807	3,125,000	$		$464,708	$2,115,320	$2,580,028

(8)	Consulting Agreements

The Company has entered into various consulting agreements for financial and business development services to the Company. Certain of these consulting agreements provide for cash compensation to the consultants; however most are based on issuances of shares in exchange for services.

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided between January 1, 2011 and June 30, 2013. There were no specified performance requirements and no provision in the agreements for return of the shares.  At June 30, 2013, the compensation associated with the shares was $1,909,072. Compensation expense is calculated based on price of stock on the effective date of agreement and amortized over the period over which the services are provided to the Company. At June 30, 2013, the unamortized compensation associated with the shares was $429,178 reported as current and long-term prepaid consulting services on the balance sheet.

For the six months ended June, 2013 and 2012, the compensation associated with the shares recognized and expensed was $398,948 and $214,655; and $1,454,382 for the period from inception, October 1, 2010, to June 30, 2013; and the remaining unamortized expense of $429,178 is reported under unamortized portion of stock issued for services.

(9)	Related Party Transactions

Since its inception, the Company has operated without rent from the home of its Chairman and Chief Executive Officer. The value of the rent is believed by management to be immaterial to the consolidated financial statements.

Daniel Melton Media, Inc. owned by Corinda Melton, the Company CEO and a shareholder, and Trent Daniel, a shareholder, performed graphic design and web related services for the company and received $1,050 for the period ending June 30, 2013, and $34,180 for the period from inception, October 1, 2010 to June 30, 2013.

In addition, Daniel Melton Media, Inc. advanced to the Company $33,064 for the period from inception, October 1, 2010 to June 30, 2013. These funds are reflected on the balance sheet under balances due to shareholders.

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Related Party Transactions, continued

The Company paid Trent Daniel, a shareholder, for contract services related to marketing, graphic design, business and relationship development. The payments totaled $84,473 for the six months ended June 30, 2013, $12,831 during the six months ended June 30, 2012 and $246,413 for the period from inception October 1, 2010 to June 30, 2013.

The Company issued two six-month promissory notes to shareholders, Curtis and Janet Threat totaling $107,000 for the six months ended June 30, 2014.  The notes carry an interest rate of 16% and have no penalty or default clauses.

As of June 30, 2013, the Company had issued and unissued shares of stock to the following related parties:

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

(10)	Non-Cash Investing and Financing Activities

Following is analysis of non-cash investing and financing activities during the six months ended June 30, 2013 and 2012, and for the period from inception, October 1, 2010, to June 30, 2013:

			Inception,
	Six Months	Six Months	October 1, 2010
	Ended	Ended	to June 30,
	June 30, 2013	June 30, 2012	2013

Debt discount associated with long-term debt
issuance	$33,053	$51,194	$65,289

Debt discount associated with derivative liability in accounts payable	$116,901	$-	$144,901

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11)	Subsequent Events

The Company has evaluated events subsequent to June 30, 2013, pursuant to ASC Topic 855 to include the following:

In July 2013, the Company issued Securities Transfer agreements totaling $140,000 to three note holders and transferring four convertible debentures.

In July 2013, the Company issued 57,827,516 shares of stock related to conversions of notes for various securities purchase agreements.

In August 2013, the Company issued 21,791,894 shares of stock related to conversions of notes for various securities purchase agreements.

In July 2013, the Company issued 65,200,000 shares of stock to related parties for consulting and contract services.

On July 19, 2013 the Company issued 5,000,000 shares of stock as compensation for a one year consulting agreement, and a two-year consulting contract payable in cash based on an 8% consulting fee for financing for the Company.

In July 2013, the Company received $79,000 in shareholder advances.

On July 1, 2013 the Company issued a nine month $35,000 convertible note bearing a 10% interest rate with payments of $7,500 per month and a variable conversion price.

On July 11, 2013 the Company issued a $21,500 convertible note bearing a 12% interest rate with a one-year term and variable conversion price.

On July 11, 2013 the Company issued a $50,000 promissory note bearing a 12% interest rate with a one-year term and variable conversion price.

On July 23, 2013 the Company issued a $62,000 one- year convertible note bearing an 8% interest rate with a variable conversion price.

On July 26, 2013 the Company issued a $78,500 one- year convertible note bearing an 8% interest rate with a variable conversion price.

On July 31, 2013 the Company increased its authorized shares to 710,000,000 including 700,000,000 common shares at .0025 par value and 10,000,000 preferred shares at .0001 par value.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

	our ability to meet production and sales goals;

	our ability to raise adequate capital to fund operations;

	market developments affecting, and other changes in, the demand for our products or the introduction of competing products;

	increases in the price of raw materials used in the production of our dolls;

	our ability to develop and market our businesses at a level necessary to implement our business strategy and our ability to finance our development;

	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and

	other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the cost for our products.

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

Results of Operations

During the period from inception, October 1, 2010, to June 30, 2013, substantially all of our efforts have been focused on fundraising, developing a management team and positioning the Company to manufacture our dolls.

Results of Operations For The Three and Six-Month Periods Ended June 30, 2013 Compared To The Three and Six-Month Period Ended June 30, 2012.

Professional fees increased during both the three and six-months ended June 30, 2013, vis-à-vis the comparable 2012 periods.  The increase in professional fees relates primarily to the increase in legal and accounting services in connection with our first ever annual and quarterly reports.

Consulting fees also increased during both the three and six-months ended June 30, 2013, vis-à-vis the comparable 2012 periods.  Consulting fees were incurred primarily in the form of stock issuances to consultants. We have hired over 20 consultants from time to time to help us establish and market our Company and our products.  Certain consultants had consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation associated with the shares was recognized over the life of the consulting agreement, based on the estimated fair value of the shares issued.   The number of consultants has generally increased in the past periods.  The Company will continue to incur consulting fees in the future, but such fees are expected to be at reduced levels.

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

Contract labor expenses significantly increased during both the three and six-months ended June 30, 2013, vis-à-vis the comparable 2012 periods.  We have spent $105,779 on such expenses through June 30, 2013 while only spending $7,399 year-to-date by June 30, 2012. Contract labor expenses refer to payments to our management team. Contract labor fees will continue as primary expenses in future periods, and the Company currently expects the expenses to be at similar levels for the near term. However, such fees may increase as the Company matures.

We incurred increased research and development expenses for the three and six-month periods ended June 30, 2013 due to the initial sculpture design, development and testing of the doll prototypes. We expect to incur additional research and development costs relating to the release of our first five doll designs. We have spent $74,296 on such expenses through June 30, 2013, almost all of which were during the most recent quarter.

There was no change in our salary expenses during the relevant comparable periods which are year-to-date $141,000. Salary expense was associated with fees paid and accrued for officer salaries pursuant to certain employment agreements.

Marketing and advertising expenses significantly increased during the three and six-month periods ended June 30, 2013 compared to the 2012 periods. We have spent $83,065 on such expenses through June 30, 2013 and plan to spend an additional $300,000 on an extensive media marketing and advertising campaign once the capital to fund such a campaign is raised and the dolls are ready for release to the doll collector and public markets.

Interest expense continues to rise due to the fact that we are substantially debt financing our operations in the absence of revenues.  The year-to-date expenses through June 30, 2013 were $120,878 compared to only $37,706 in 2012. The increase has been steady as reflected in the quarterly numbers in 2012 and 2013.

Our net loss has nearly tripled since June 30, 2012 to $1,485,804.The increase in net loss is principally due to the commencement of losses on derivatives in connection with our issued of convertible debentures.

Liquidity and Capital Resources

As of June 30, 2013, we had total assets of $529,293, consisting substantially of current and long-term prepaid consulting fees, which were primarily paid for by the issuance of our common equity. We have limited other assets, such as cash of $115, $30,000 prepaid toward production of doll inventory and approximately $70,000 of molds to produce dolls.

We had total liabilities of $1,900,677 as of June 30, 2013, which included current liabilities of $1,864,231, consisting substantially of convertible debentures, notes payable to related parties, and accrued interest payable.

We had negative working capital in excess of $1 million and total losses accumulated during the development stage of $4,362,692.

We rely on cash provided by financing activities primarily in the form of convertible debentures, notes and occasional stock private placements.

Liabilities and Commitments

Please refer to Note 5 of our financial statements herein.  As of June 30, 2013, the Company allowed securities transfers on debentures 1,10,11,12 and 17, and issued new debentures 29 and 30 totaling $190,000 to nine note holders.  Debenture 11 in the amount of $25,000 was converted in full and partial conversions totaling $93,074 occurred which resulted in a derivative liability of $296,471 and a loss on debt settlement of $297,174.

Need For Funding And Prior Sources of Capital

The Company has incurred losses from operations since inception, has limited financial resources, has a negative working capital position at June 30, 2013 and has total losses accumulated in the development stage of $4,362,692 as of June 30, 2013. The losses to date represent costs incurred primarily to pay the management team and individuals engaged by the Company to design and develop the Company’s dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets. From inception, through June 30, 2013, the Company has recorded $3,670,247 of expense applicable to administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of common stock.

The Company’s primary sources of capital since inception have come from either private placement sales of common stock, the issuance of debt or advances from individuals. From inception, through June 30, 2013, the Company had received net cash from financing activities totaling $1,340,258, the vast majority of which flowed from proceeds from convertible debentures, notes payable and private placements.

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

Our business plan currently anticipates our first sales of dolls to begin and our first inventory expenditures to occur in the third quarter of 2013, funding permitting; however, we anticipate a loss from operations in 2013.  We hope to raise needed equity or debt financing. The sale of our common stock through any future private offering will have a dilutive impact on existing common stockholders.

Since inception we have primarily relied upon in-kind arrangements with various consultants pursuant to which we agreed to issue such consultants shares of common stock in lieu of payment of cash consideration. Services provided by such consultants include media and public relations, business development, product fulfillment, television advertising production, financial, management, corporate compliance, business advisory and employment recruitment consulting services.  We also previously issued certain of our officers and Directors shares of common stock in lieu of the payment of cash consideration.   As of June 30, 2013, we had expensed in excess of $1 million in connection with common stock issued for services rendered.

Plan of Operations and Related Risks

We are currently implementing our plan to manufacture and market our line of dolls in the United States. We currently have two sets of prototypes of our dolls on hand, each set consisting of two collectible dolls, and five fashion dolls.

All equipment needed for manufacturing and production except for molds and tooling is owned and operated by our third-party manufacturer.  Therefore, we will have no production equipment needs or expenditures other than the production molds and tooling.  We have invested $70,000 in these molds and tooling as of June 30, 2013 and anticipate that an additional $50,000 will be invested in these items that will remain our sole property.  These molds and tooling will be stored in our manufacturer’s warehouse. The molds and tooling can be shipped or transferred as needed if we should ever choose to use a different manufacturer.

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

1.
Developing a strong online presence for One World by focusing our core sales on internet and catalog sales, we believe we will be able to capture our market while eliminating the “eye level competition” we would face in the retail stores.

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

To begin our entry into the market place, we anticipate releasing our first five doll designs in in the third quarter of 2013.  In the third quarter of 2013, we also plan to begin our mass marketing and public relations campaign around the initial designs, funding permitting. Our ability to implement this campaign will depend on our ability to raise adequate capital.

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

Production Process.  The production process for the units will take approximately 10 weeks from the time that tooling, engineering specifications and prototypes have been approved. Once production starts, we anticipate having the capacity to produce up to 40,000 dolls per week, as our needs require. We have already completed the production first steps and are now in the process of testing the tooling. This is estimated to take roughly 5-7 weeks and is planned to put us on track to start full scale production in the fourth quarter of 2013, funding permitting.

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

Costs.  Our costs are consistent with customary industry practices and will include three main costing phases: pre-production, production and post-production.  The pre-production phase is a setup process that involves development of all tools and equipment needed to produce the dolls and their accessories including clothes, shoes, jewelry as well as face painting masks.  This setup phase bears the greatest amount of up-front costs but should provide us everything needed to produce multiple dolls and accessories from the same set of tools.  Our molds and other tooling are developed from high yield metals and synthetics that we believe will yield hundreds of thousands of units before needing replacement. The Company has estimated the yield capacity of the molds by taking into consideration the past experience of management and certain engineering estimates provided by Early Light.  Additionally, Early Light has warranted our molds for a minimum of 400,000 units.  We have invested $70,000 in these molds and tooling, as of June 30, 2013 and anticipate that an additional $50,000 will be invested in these items.  We do not yet have a committed source of funding to cover this anticipated capital expenditure.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Ms. Melton, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Melton concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2013.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  “Internal Control Over Financial Reporting” is defined in Exchange Act Rules 13a -15(f) and 15d - 5(f) as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and


provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.

During June 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2013 was not effective.  Management identified the following material weaknesses as of June 30, 2013:


There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of June 30, 2013, however certain items in the 2012 consolidated financial statements have been reclassified to conform to the 2013 consolidated financial statements’ presentation.   We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ended June 30, 2013, the Company issued a total of 15,117,978 shares of common stock as follows: 5,050,000 shares of common stock to Anubis Partners, LLC for consulting services. In addition, during the period, the Company also issued 5,293,833 shares in connection with note conversions for notes held by 8 parties and conversion of convertible debentures held by 5 persons. The Company also issued $80,000 in convertible debentures to Asher Enterprises which may be converted at the holder’s discretion into our common stock at an exercise price based on the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

At June 30, 2013, the Company was in default on its long-term debt due its failure to make payments due under the terms of debt agreements.  Holders of notes did not express desire to declare entire principal balances due immediately, and note balances are reported with original maturities.

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

2.1	Share Exchange Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1/A filed with the SEC on February 13, 2012)

3.1	Articles of Incorporation, as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-KSB filed with SEC on June 30, 1998)

3.2	Certificate of Designations of Series A Preferred Stock (September 10, 1993) (Incorporated by reference from Exhibit 3.2 to Form S-1/A filed with the SEC on September 27, 2012)

3.3	Certificate of Designations of Series B and C Preferred Stock (December 19, 1997) (Incorporated by reference from Exhibits 4.1 and 4.2 to Form 8-K filed with the SEC on December 30, 1997)

3.4	Certificate of Designations of Series D Preferred Stock (August 31, 2000) (Incorporated by reference from Exhibit 3.4 to Form S-1/A filed with the SEC on September 27, 2012)

3.5	Certificate of Amendment to Articles of Incorporation (dated July 15, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011)

3.6	Certificate of Change filed Pursuant to NRS 78.209 (filed July 26, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011)

3.7 3.8	Bylaws (Incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with SEC on June 30, 1998) Certificate of Amendment to Articles of Incorporation (dated July 31, 2013)

5.1	Opinion and consent of The Law Office of Rodney E. Moton LLC re: the legality of the shares being registered

10.1	Share and Debt Cancellation Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)

10.2	Employment Agreement with Stacey McBride-Irby (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)

10.3	Employment Agreement with Corinda Joanne Melton (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)

10.4	14% Convertible Debenture with Michael and Jacquelyn Emmers, dated August 24, 2011 (Incorporated by reference from Exhibit 10.4 to Form S-1/A filed with the SEC on February 13, 2012)

10.5	14% Convertible Debenture with Heath O’Neal Redwine, dated September 27, 2011 (Incorporated by reference from Exhibit 10.5 to Form S-1/A filed with the SEC on February 13, 2012)

10.6	14% Convertible Debenture with Carolyn Austin, dated October 10, 2011 (Incorporated by reference from Exhibit 10.6 to Form S-1/A filed with the SEC on February 13, 2012)

10.7	14% Convertible Debenture with William and Barbara Pharr, dated December 20, 2011 (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed with the SEC on September 27, 2012)

10.8	Consulting Agreement with Trent Daniel, dated February 1, 2011 (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed with the SEC on February 13, 2012)

10.9
Promissory Note (as amended)($40,000 with Bradley D. Melton, dated June 30, 2011) and Security Agreement (Incorporated by reference from Exhibit 10.9 to Form S-1/A filed with the SEC on November 6, 2012)

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

Dated: August 19, 2013

ONE WORLD HOLDINGS, INC.

By: /s/ Corinda Joanne Melton
Corinda Joanne Melton, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)