Form 10-Q
period 2013-09-30
ONE WORLD HOLDINGS, INC.
filed 2013-11-19
CIK 1017616

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 823,610,674 shares of common stock, par value $.0025 per share, outstanding as of November 18, 2013.

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

The results for the period ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

One World Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2013 and
December 31, 2012

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current Assets
Cash	$39,535	$2,147
Prepaid Consulting Services	1,367,287	549,147
Prepaid Inventory	130,390	-
Total Current Assets	1,537,212	551,294

Other Assets
Manufacturing Equipment	70,000	70,000
Prepaid Consulting Services - Long Term	14,833	168,479
Total Other Assets	84,833	238,479
Total Assets	$1,622,045	$789,773

Liabilities and Stockholders' Equity

Current Liabilities
Convertible Debentures	$306,653	$408,719
Notes Payable - Related Party	179,000	87,000
Current Portion of Long Term Debt	18,720	45,189
Due to Shareholder	195,921	12,964
Derivative Liability	1,490,455	-
Customer Deposits	-	5,362
Accounts Payable and Accrued Liabilities	757,179	599,672
Accounts Payable - Related Party	19,598	19,598
Accrued Interest Payable	98,850	81,867
Total Current Liabilities	3,066,376	1,260,371

Long Term Liabilities
Long Term Debt, net of unamortized discount	23,378	42,762
Total Liabilities	3,089,754	1,303,133

Commitments and Congingencies

Stockholders' Equity (Deficit)
Preferred Stock; $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-

Unissued preferred stock 200,000 shares	200	-

Common Stock; $0.0025 par value, 1.5 Billion shares authorized, 409,662,824 and 67,067,829 shares issued and outstanding	1,024,158	167,670

Unissued Common Stock, 313,000,000 and 18,125,000 shares	782,500	45,312

Additional Paid-In Capital	3,627,998	2,150,546

Deficit accumulated during the development stage	(6,902,565)	(2,876,888)
Total Stockholders' Equity (Deficit)	(1,467,709)	(513,360)
Total Liabilities & Stockholder's Equity (Deficit)	$1,622,045	$789,773

The accompanying notes are an integral part of these financial statements

One World Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ending September 30, 2013 and 2012 and,
For the Nine Months Ending September 30, 2013 and 2012 and,
and for the Period from Inception October 1, 2010 to September30, 2013
(unaudited)

					October 1,2010
					(Inception)
					to
	3 Months Ending September 30,		9 Months Ending September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Operating Expense
General and Administrative
Professional Fees	43,000	73,192	43,000	115,772	92,236
Consulting Fees	21,654	57,537	106,782	272,192	443,368
Contract Labor	126,854	52,716	232,633	60,115	717,452
Salary Expense	70,500	70,500	211,500	211,500	564,000
Marketing & Advertising	42,891	18,441	125,956	29,534	220,485
Computer & Internet Fees	10,825	4,658	22,811	12,072	92,562
Research & Development	1,725	-	76,021	29,226	219,000
Other	19,761	13,025	63,902	37,233	203,972
Stock Compensation	253,058	-	652,006	-	1,707,440
Total General & Administrative Expenses	590,269	290,069	1,534,611	767,644	4,260,515

Other Expenses
Interest Expense	182,084	24,489	302,962	62,195	422,279
Recapitalization	-	-	-	-	31,667
Loss on Derivative	1,188,211	-	1,311,620	-	1,311,620
Loss on Debt Settlement	579,310	-	876,484	-	876,484
Total Other Expenses	1,949,605	24,489	2,491,066	62,195	2,642,050

Operating Income (Loss) before tax provision (Benefit)	(2,539,874)	(314,558)	(4,025,677)	(829,839)	(6,902,565)

Tax Provision (Benefit)	-	-	-	-	-
Net Loss	$(2,539,874)	$(314,558)	$(4,025,677)	$(829,839)	$(6,902,565)

Net Loss per Common Share (Basic)	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Shares (Basic & Diluted)	280,029,330	58,931,029	145,153,317	58,931,029

The accompanying notes are an integral part of these financial statements

One World Holdings, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period from Inception; October 1, 2010 to September 30, 2013

										Deficit
										Accumulated
	Common Stock		Unissued Common Stock		Preferred Stock		Unissued Preferred Stock		Additional	During the
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Development Stage	Total
Balance at October 1, 2010	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Founder's Shares	8,785,399	21,963	-	-	-	-	-	-	(16,215)	-	5,748

Warrants issued for Debt Obligation	-	-	-	-	-	-	-	-	17,648	-	17,648

Common Stock issued for Debt Obligation	1,834,272	4,586	-	-	-	-	-	-	14,238	-	18,824

Net Loss	-	-	-	-	-	-	-	-	-	(134,882)	(134,882)
Balance at December 31, 2010	10,619,671	26,549	-	-	-	-	-	-	15,671	(134,882)	(92,662)

Common Stock issued for cash in private placement net of $10,000 of offering costs	8,295,053	20,738	-	-	-	-	-	-	179,262	-	200,000

Common Stock issued for Warrant Exercise	3,439,260	8,598	-	-	-	-	-	-	81,402	-	90,000

Common Stock issued for Services	28,705,757	71,764	767,500	1,919	-	-	-	-	705,117	-	778,800

Warrants issued for Debt Origination	-	-	-	-	-	-	-	-	8,824	-	8,824

Common Stock issued for Debt Origination	2,445,696	6,114	-	-	-	-	-	-	23,298	-	29,412

Common Stock issued in merger and recapitalization transaction	5,425,592	13,565	-	-	-	-	-	-	(13,565)	-	-

Obligation forgiven under consulting agreements with Related Parties	-	-	-	-	-	-	-	-	200,500	-	200,500

Net Loss	-	-	-	-	-	-	-	-	-	(1,483,733)	(1,483,733)
Balance at December 31, 2011	58,931,029	147,328	767,500	1,919	-	-	-	-	1,200,509	(1,618,615)	(268,859)

Unissued Common Stock Issued	767,500	1,919	(767,500)	(1,919)	-	-	-	-	-	-	-

Common Stock issued for Services	7,369,300	18,423	18,125,000	45,312	-	-	-	-	950,037	-	1,013,772

Net Loss	-	-	-	-	-	-	-	-	-	(1,258,273)	(1,258,273)
Balance at December 31, 2012	67,067,829	167,670	18,125,000	45,312	-	-	-	-	2,150,546	(2,876,888)	(513,360)

Unissued Common Stock Issued (unaudited)	18,125,000	45,312	(18,125,000)	(45,312)	-	-	-	-	-	-	-

Common Stock issued for Services (unaudited)	1,500,000	3,750	-	-	-	-	-	-	56,250	-	60,000

Common Stock issued for Debt Conversion (unaudited)	275,450	689	2,998,695	7,497	-	-	-	-	242,728	-	250,914

Preferred Stock issued for Cash (unaudited)	-	-	-	-	-	-	200,000	200	99,800	-	100,000

Net Loss (unaudited)	-	-	-	-	-	-	-	-	-	(621,933)	(621,933)
Balance at March 31, 2013 (unaudited)	86,968,279	217,421	2,998,695	7,497	-	-	200,000	200	2,549,324	(3,498,821)	(724,379)

Unissued Common Stock Issued (unaudited)	2,998,695	7,497	(2,998,695)	(7,497)	-	-	-	-	-	-	-

Common Stock issued for Services (unaudited)	5,050,000	12,625	-	-	-	-	-	-	37,875	-	50,500

Common Stock issued for Debt Conversion (unaudited)	5,293,833	13,234	3,125,000	7,813	-	-	-	-	145,319	-	166,366

Net Loss (unaudited)	-	-	-	-	-	-	-	-	-	(863,871)	(863,871)
Balance at June 30, 2013 (unaudited)	100,310,807	250,777	3,125,000	7,813	-	-	200,000	200	2,732,518	(4,362,692)	(1,371,384)

Unissued Common Stock Issued (unaudited)	3,125,000	7,813	(3,125,000)	(7,813)	-	-	-	-	-	-	-

Common Stock issued for Services (unaudited)	72,200,000	180,500	313,000,000	782,500	-	-	-	-	243,000	-	1,206,000
											-
Common Stock issued for Debt Conversion (unaudited)	234,027,017	585,068	-	-	-	-	-	-	652,480	-	1,237,548

Net Loss (unaudited)	-	-	-	-	-	-	-	-	-	(2,539,873)	(2,539,873)
Balance at September 30, 2013 (unaudited)	409,662,824	$1,024,158	313,000,000	$782,500	-	$-	200,000	$200	$3,627,998	$(6,902,565)	$(1,467,709)

The accompanying notes are an integral part of these financial statements

One World Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ending September 30, 2013 and 2012
and for the Period from Inception October 1, 2010 to September 30, 2013
(unaudited)
			October 1, 2010
			(Inception)
			to
	9 Months Ending September 30,		September 30,
	2013	2012	2013

Cash Flows From Operating Activities
Net loss	$(4,025,679)	$(829,839)	$(6,902,565)
Adjustments to reconcile net cash used by operations;
Amortization of Discount on Notes Payable	203,919	13,687	236,576
Common Stock Issued for Services	652,006	272,192	1,732,700
Forgiveness of Obligations by Related Parties	-	-	200,500
Recapitalization incurred by increase in Notes Payable	-	-	31,667
Loss on Derivative Liability Valuation	1,311,620	-	1,311,620
Loss on Extinguishment of Debt	876,484	-	876,484
Changes in Assets and Liabilities
Customer Deposits	(5,362)	2,173	-
Prepaid Inventories	(130,390)	-	(130,390)
Accounts Payable & Accrued Liabilities	157,507	239,430	729,179
Accounts Payable - Related Parties	-	-	19,598
Accrued Interest Payable	76,859	48,508	158,726
Net cash used by operating activities	(883,036)	(253,849)	(1,735,905)

Cash Flows From Investing Activities
Purchase of Manufacturing Equipment	-	-	(42,000)
Cash received in Recapitalization	-	-	2,333
Net cash provided (used) by investing activities	-	-	(39,667)

Cash Flows From Financing Activities
Bank Overdraft	-	1,095	-
Payment to Convertible Debentures	(534)	-	(1,315)
Proceeds from Convertible Debentures	526,000	232,000	935,500
Proceeds from Notes Payable	-	-	-
Proceeds from Notes Payable - Related Parties	131,500	33,000	184,500
Proceeds from Long Term Debt	-	-	130,000
Payments on Notes Payable	(19,500)	-	(19,500)
Proceeds from Common Stock - Private Placement net of Expenses	100,000	-	300,000
Proceeds from Warrant Exercise	-	-	90,000
Proceeds from Advances from Shareholders	182,958	4,560	216,022
Repayments on Advances from Shareholders	-	-	(20,100)
Net cash provided from financing activities	920,424	270,655	1,815,107

Net increase in cash	37,388	16,806	39,535
Cash, beginning of period	2,147	6	-
Cash, end of period	$39,535	$16,812	$39,535

Supplemental Disclosures

Income taxes paid	$-	$-	$3,733
Cash interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ONE WORLD HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements of One World Holdings, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2012 and September 30, 2013 and the results of operations for the nine months ended September 30, 2012 and 2013, respectively, with the cash flows for each of the nine months ended September 30, 2012 and 2013, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

(2)           Organization, Nature of Business

One World Holdings, Inc. (the "Company"), a Nevada Corporation, is a Houston based company focused on doll design and marketing. Substantially all of the Company's operations are conducted through its wholly-owned subsidiary, The One World Doll Project, Inc. (a Texas Corporation - "OWDPI").  OWDPI began operations on October 1, 2010, and on January 14, 2011 OWDPI was incorporated in the State of Texas.  National Fuel and Energy, Inc. (a Texas Corporation) is a fully-owned subsidiary of the Company that was in dormant state at December 31, 2012 and 2011, and for the period from inception, October 1, 2010, to September 30, 2013.  The accompanying consolidated financial statements are presented as if OWDPI was a corporation from inception.

(3)           Reclassifications

Certain items in the 2012 consolidated financial statements have been reclassified to conform to the 2013 consolidated financial statements’ presentation.

(4)           Going Concern Consideration

 The Company has incurred losses from operating activities of $ 6,902,565 since inception, has limited financial resources and a working capital deficit of $1,529,164, at September 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements for the period from inception, October 1, 2010, to September 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has losses accumulated in the development stage of $6,902,565, through September 30, 2013. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)           Convertible Debentures

 During the period from October 10, 2011 to June 30, 2012, the Company issued various Convertible Debentures in the total amount of $176,000. During the nine months ended September 30, 2013, the Company issued various Convertible Debentures in the total amount of $763,500. The debentures bear simple interest of 8% to 15% per annum with maturities ranging from nine months to one year.  The outstanding principal and interest of the debenture is convertible into shares of common stock at a fixed conversion price ranging from $0.02 to  $0.04 per share in addition to variable discounted pricing based on the Bloomberg closing bid price or a discount of the market price.  The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales.

Following is an analysis of the convertible debentures outstanding as of September 30, 2013 and 2012:

Description	Date of Agreement	Cost basis at Conversion	Original Amount	Unpaid principal balance	Term	Interest Rate
Debenture 1	8/24/2011	0.04	100,000	1,000	12 Months	16%
Debenture 2	10/10/2011	0.04	25,000	25,000	12 Months	16%
Debenture 3	12/20/2011	0.04	6,000	5,466	12 Months	16%
Debenture 4	2/17/2012	0.04	10,000	10,000	12 Months	16%
Debenture 5	3/9/2012	0.04	5,000	5,000	12 Months	16%
Debenture 6	3/19/2012	0.04	5,000	5,000	12 Months	16%
Debenture 7	4/29/2012	0.04	5,000	5,000	12 Months	16%
Debenture 8	4/25/2012	0.04	10,000	10,000	12 Months	16%
Debenture 9	7/20/2012	0.04	62,000	45,000	12 Months	16%
Debenture 10	7/29/2012	0.04	10,000	10,000	12 Months	16%
Debenture 11	8/09/2012	0.04	15,000	15,000	12 Months	16%

At September 30, 2012			253,000	136,466

Description	Date of Agreement	Cost basis at Conversion	Original Amount	Unpaid principal balance	Term	Interest Rate
Debenture 12	10/9/2012	0.04	5,000	5,000	12 Months	14%
Debenture 13	10/31/2012	0.04	12,500	12,500	12 Months	14%
Debenture 14	11/20/2012	0.04	2,000	2,000	12 Months	14%
Debenture 15	11/20/2012	0.04	5,000	5,000	12 Months	14%
Debenture 16	12/11/12	0.04	2,500	2,500	12 Months	14%
Debenture 17	12/29/12	0.04	2,500	2,500	12 Months	14%
Debenture 18	1/5/13	0.04	2,500	2,500	12 Months	14%
Debenture 19	2/21/13	0.04	2,500	2,500	12 Months	14%
Debenture 20	4/19/13	Variable	32,500	32,500	12 Months	8%
Debenture 21	5/28/13	Variable	47,500	47,500	9 Months	8%
Debenture 22	7/11/13	Variable	21,500	21,500	12 Months	8%
Debenture 23	7/23/13	Variable	62,000	62,000	9 Months	8%
Debenture 24	7/26/13	Variable	78,500	78,500	12 Months	8%
Debenture 25	8/2/13	Variable	21,500	21,500	12 Months	8%
Debenture 26	9/23/13	Variable	25,000	25,000	11 Months	8%
Debenture 27	8/30/13	Variable	37,500	37,500	12 Months	15%
Debenture 28	8/14/13	0.02	100,000	100,000	12 Months	14%
Debenture 29	9/4/13	Variable	50,000	50,000	12 Months	8%
At September 30, 2013			510,500	10,500

Under the terms of the 14% Convertible Debentures, the interest rate is increased to 16% if the Company fails to make payments when due. As of September 30, 2013, the Company had failed to make required payments on convertible debentures totaling $136,466.

As of September 30, 2013, the Company allowed securities transfers on debentures various debentures, and issued new debentures totaling $396,000 to eight note holders.  Various debentures were converted either in full or partially totaling $208,610 which resulted in a derivative liability of $1,490,455 and a loss on debt settlement of $579,310 for the three months ended September 30, 2013.  We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the notes under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The debt discount is amortized over the life of the note and recognized as interest expense. For the three month period ended September 30, 2013, the Company recognized $182,084 as interest expense. The derivative liability is adjusted periodically according to the stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital. For purpose of determining the fair value of the note, the Company used the Black Scholes option valuation model.

The significant assumptions used in the Black Scholes valuation are as follows:

Stock prices at valuation ranging from: $0.0019 to $0.004

Conversion prices ranging from $.00095 to 0.002

Years to Maturity %: from .004 to 1.00

Risk free rates ranging from: .01 to 1.0

Volatility ranging from: 166.2 to 762.7

The change in derivative liability recognized in the financial statements for the three month period ended September 30, 2013 was $1,193,984.

(6)           Advances from shareholder

Since its inception, the Company has relied on notes payable and advances from a shareholder to fund its ongoing operations. These advances have no specified repayment terms and no stated rate of interest. All advances are considered by the Company to be due on demand.  At September 30, 2013 and December 31, 2012 the advances from individuals were $195,921 and $12,964, respectively.

(7)           Stockholders' Deficit

 During the period from June 30, 2013 to September 30, 2013 the Company issued 385,200,000 shares of stock to consultants and 234,027,017 shares for conversion of various convertible debentures.  As of September 30, 2013, 200,000 shares of preferred stock and 313,000,000 shares of common stock remain unissued.

	Shares	Shares		Cash	Services and
Description	Issued	Unissued	Value	Proceeds	Incentive	Total
at December 31, 2012	767,500	(767,500)	-	-	-	-

Shares issued for services to consultants, management and directors and employees	1,500,000	-	0.04	-	60,000	60,000

Unissued shares for debt conversion	275,450	2,998,695		-		-

Unissued Class A Preferred stock	-	200,000	0.5	100,000		100,000

Issuances of shares unissued at
March 31, 2013	18,125,000	(18,125,000)

at March 31, 2013	86,968,279	2,998,695		464,708	2,064,820	2,529,528

Shares issued for services to	5,050,000	-	0.01	-	50,500	50,500
consultants, management and
directors and employee

Unissued shares for debt conversion	5,293,833	3,125,000		-	-	-

Unissued Class A Preferred stock	-		-	-	-	-

Issuances of shares unissued at
June 30, 2013	2,998,695	(2,998,695)

June 30, 2013	100,310,807	3,125,000		464,708	2,115,320	2,580,028

Shares issued for services to
consultants, management and	72,200,000	313,000,000	-	-	963,000	963.000
directors and employee

Shares issued for debt conversion	234,027,017			-	585,068	585,068

Unissued Class A Preferred stock	-		-	-	-	-

Issuances of shares unissued at
September 30, 2013	3,125,000	(3,125,000)

September at September 30, 2013	409,662,824	313,000,000			3,663,388	4,128,096

(8)           Consulting Agreements

The Company has entered into various consulting agreements for financial and business development services to the Company. Certain of these consulting agreements provide for cash compensation to the consultants; however most are based on issuances of shares in exchange for services.

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided between January 1, 2011 and September 30, 2013. There were no specified performance requirements and no provision in the agreements for return of the shares.  At September 30, 2013, the compensation associated with the shares was $1,707,440. Compensation expense is calculated based on price of stock on the effective date of agreement and amortized over the period over which the services are provided to the Company. At September 30, 2013, the unamortized compensation associated with the shares was $1,382,420 reported as current and long-term prepaid consulting services on the balance sheet.

 For the nine months ended September, 2013 and 2012, the compensation associated with the shares recognized and expensed was $652,006 and $214,655; and $1,707,440 for the period from inception, October 1, 2010, to September 30, 2013; and the remaining unamortized expense of $1,367,287 is reported under prepaid consulting services.

 (9)           Related Party Transactions

 Since its inception, the Company has operated without rent from the home of its Chairman and Chief Executive Officer. The value of the rent is believed by management to be immaterial to the consolidated financial statements.

Daniel Melton Media, Inc. owned by Corinda Melton, the Company CEO and a shareholder, and Trent Daniel, a shareholder, performed graphic design and web related services for the company and received $1,050 for the period ending September 30, 2013, and $34,180 for the period from inception, October 1, 2010 to September 30, 2013.

In addition, Daniel Melton Media, Inc. advanced to the Company $33,064 for the period from inception, October 1, 2010 to September 30, 2013. These funds are reflected on the balance sheet under balances due to shareholders.

The Company paid Trent Daniel, a shareholder, for contract services related to fund raising, marketing, graphic design, business and relationship development. The payments totaled $133,918 for the nine months ended September 30, 2013, $34,521 during the nine months ended September 30, 2012 and $243,156 for the period from inception October 1, 2010 to September 30, 2013.

The Company issued two six-month promissory notes to shareholders, Curtis and Janet Threat totaling $107,000 for the nine months ended September 30, 2013.  The notes carry an interest rate of 16% and have no penalty or default clauses.

As of September 30, 2013, the Company had issued and unissued shares of stock to the following related parties:

Stockholder	Shares issued	Unissued Shares	Value ($)	Relationship	Nature of Services
Henderson J. Smith, Jr.	2,674,980	-	30,000	Brother-in-law of company founder Trent Daniel	Business Development services
Sarah Marie Daniel	1,389,280	-	45,000	Wife of company founder Trent Daniel	Creative writing services
Nedra Hall	1,007,140	-	35,000	Sister-in-law of company founder Trent Daniel	Bookkeeping services
Bradley Melton	8,929,405		105,700	Son of Corinda Melton, CEO	Purchased shares and provided business development services
Sherman Walker	601,440	-	18,772	Brother of Corinda Melton, CEO	Purchased shares for cash
Wilma Delaney	10,187,852	30,000,000	113,000	Director and sister of Corinda Melton, CEO	Director related services
Robert Hines	6,452,132	25,000,000	113,000	Director	Director related services and financial consulting

Stacey McBride-Irby	18,881,738	82,000,000	410,750	Chief Product Development Officer	Cash purchase and company employee
Corinda Melton	10,707,465	-	265,580	CEO	Employee

Trent Daniel	9,077,434	85,000,000	240,580	Founder	Marketing and relationship development services

 (11)           Subsequent Events

The Company has evaluated events subsequent to September 30, 2013, pursuant to ASC Topic 855 to include the following:

On October 18, 2013, a convertible debenture entered into with Asher Enterprises dated 4/19/13 for $32.5k was paid off by the Company.

On October 14, 2013 the Company entered into an 8% $37,500 convertible debenture with Asher Enterprises. Conversions are based on variable pricing at 44% discount to market.

On October 3, 2013 the Company entered into a 12 month 8% $7,500 convertible debenture with Chevelle Freeman. Conversions are based on variable pricing at 44% discount to market.

On October 3, 2013 the Company entered into a 12 month 14% $50,000 convertible debenture with Cynthia Gibbs.  Conversions are based on a fixed rate of $0.002.

On October 2, 2013 the Company entered into a 12 month 14% $75,000 convertible debenture with Clara Batiste.  Conversions are based on a fixed rate of $0.002.

On October 25, 2013 the Company entered into a securities transfer agreement and convertible debenture with LG Capital Funding, for a $50,000 promissory note to Curtis and Janet Threat dated 4/2/13.  The debenture is for 12 months with an 8% interest rate.  Conversions are based on a 50% discount to market.

On October 23, 2013 the Company entered into a 6% redeemable convertible debenture with Gel Properties under a private investment with provisions for funding up to $155k over a 24 month period.  An upfront investment of $50,000 was funded to the company on 10/25/13.  The remaining 105,000 is to be funded in $35,000 tranches and secured by the note holder with cash.  Conversions are based on a 40% discount to market.

On October 25, 2013 the Company entered into a 12 month 8% $52,000 convertible debenture with LG Capital funding.  Conversions are based on a 50% discount to market.

On October 3, 2013 the company entered into a consulting arrangement with Carol Litchhult for business consulting services.  The agreement provides for 1 million shares of free trading stock to be issued under the Company’s Stock Incentive plan and 1.5 million shares of restricted common stock.

On October 1, 2013 the Company entered into a 12 month agreement with Jason Carter for business and relationship consulting services.  The agreement provided for 3million shares of free trading stock under the Company’s Stock Incentive plan and 5million shares of restricted stock.

Subsequent to September 30, 2013 the Company issued 90,487,850 shares of stock as a result of conversions of outstanding convertible debt.

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

Results of Operations

During the period from inception, October 1, 2010, to September 30, 2013, substantially all of our efforts have been focused on fundraising, developing a management team and positioning the Company to manufacture our dolls.

 Results of Operations For The Three and Nine-Month Periods Ended September 30, 2013 Compared To The Three and Nine-Month Period Ended September 30, 2012.

 Professional fees decreased during both the three and nine-months ended September 30, 2013, vis-à-vis the comparable 2012 periods.  The decrease in professional fees relates primarily to the decrease in legal and accounting services in connection with quarterly reviews versus annual reports.

Consulting fees also decreased during both the three and nine-months ended September 30, 2013, vis-à-vis the comparable 2012 periods.  Consulting fees were incurred primarily in the form of stock issuances to consultants. We have hired over 20 consultants from time to time to help us establish and market our Company and our products.  Certain consultants had consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation associated with the shares was recognized over the life of the consulting agreement, based on the estimated fair value of the shares issued.   The number of consultants receiving stock for their services has decreased over the past periods.  The Company will continue to incur consulting fees in the future, but such fees are expected to be at reduced levels and fewer fees are expected to be paid with stock versus cash.

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

Contract labor expenses significantly increased during both the three and nine-months ended September 30, 2013, vis-à-vis the comparable 2012 periods.  We have spent $232,633 on such expenses through September 30, 2013 while only spending $60,115 year-to-date by September 30, 2012. Contract labor expenses refer to payments to our management and support team. Contract labor fees will continue as primary expenses in future periods, and the Company currently expects the expenses to be at similar levels for the near term. However, such fees may increase as the Company matures.

We experienced reduced research and development expenses for the three and nine-month periods ended September 30, 2013 due to the initial sculpture design, development and testing of the doll prototypes. We expect to incur additional research and development costs relating to the release of our first five doll designs. We have spent $76,021 on such expenses through September 30, 2013.  This is primarily due to the Company transitioning from pre-production to production phase of operations.

There was no change in our salary expenses during the relevant comparable periods which are year-to-date $211,500. Salary expense was associated with fees paid and accrued for officer salaries pursuant to certain employment agreements.

Marketing and advertising expenses significantly increased during the three and nine-month periods ended September 30, 2013 compared to the 2012 periods. We have spent $125,956 on such expenses through September 30, 2013 and plan to spend an additional $300,000 on an extensive media marketing and advertising campaign once the capital to fund such a campaign is raised and the dolls are ready for release to the doll collector and public markets.

Interest expense continues to rise due to the fact that we are substantially debt financing our operations in the absence of revenues.  The year-to-date expenses through September 30, 2013 were $302,932 compared to only $62,195 in 2012. The increase has been steady as reflected in the quarterly numbers in 2012 and 2013.

Our net loss has substantially increased since September 30, 2012 to $4,025,677.  The increase in net loss is principally due to the commencement of losses on derivatives in connection with our issued of convertible debentures.

Liquidity and Capital Resources

As of September 30, 2013, we had total assets of $1,622,045, consisting substantially of current and long-term prepaid consulting fees, which were primarily paid for by the issuance of our common equity. We have limited other assets, such as cash of $39,535, $130,390 prepaid toward production of doll inventory and approximately $70,000 of molds to produce dolls.

We had total liabilities of $3,089,754 as of September 30, 2013, which included current liabilities of $3,066,176, consisting substantially of convertible debentures, notes payable to related parties, and accrued interest payable.

We had negative working capital in excess of $1 million and total losses accumulated during the development stage of $6,902,565.

We rely on cash provided by financing activities primarily in the form of convertible debentures, notes and occasional stock private placements.

Liabilities and Commitments

Please refer to Note 5 of our financial statements herein.  As of September 30, 2013, the Company allowed securities transfers on various debentures, and issued new debentures totaling $371,000, which resulted in a derivative liability of $1,490,455 and a loss on debt settlement of $876,484.

Need For Funding And Prior Sources of Capital

The Company has incurred losses from operations since inception, has limited financial resources, has a negative working capital position at September 30, 2013 and has total losses of $4,025,677 as of September 30, 2013. The losses to date represent costs incurred primarily to pay the management team and individuals engaged by the Company to design and develop the Company’s dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets. From inception, through September 30, 2013, the Company has recorded $4,260,515 of expense applicable to administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of common stock.

The Company’s primary sources of capital since inception have come from either private placement sales of common stock, the issuance of debt or advances from individuals. From inception, through September 30, 2013, the Company had received net cash from financing activities totaling $1,815,107, the vast majority of which flowed from proceeds from convertible debentures, notes payable and private placements.

We estimate that we are currently using approximately $32,230 per month in our operations.  We believe that our capital requirements for the next 12 months will be approximately $1.5 million. Our capital requirements include $300,000 for capital expenditures (product testing, 3rd party inspections, tooling, office furnishing and product warehousing), manufacturing costs and $1.2 million for marketing, public relations, and general and administrative costs (inventory purchases, staff expansion, legal and accounting fees and general office expenses).  We anticipate meeting our capital requirements by raising funds through a combination of private placements of our common stock and/or issuances of notes payable to private investors.  We currently depend primarily on in-kind arrangements and proceeds from the sale of convertible debentures for our month-to-month capital needs.

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

Since inception we have primarily relied upon in-kind arrangements with various consultants pursuant to which we agreed to issue such consultants shares of common stock in lieu of payment of cash consideration. Services provided by such consultants include media and public relations, business development, product fulfillment, television advertising production, financial, management, corporate compliance, business advisory and employment recruitment consulting services.  We also previously issued certain of our officers and Directors shares of common stock in lieu of the payment of cash consideration.   As of September 30, 2013, we had expensed in excess of $1 million in connection with common stock issued for services rendered.

 Plan of Operations and Related Risks

We are currently implementing our plan to manufacture and market our line of dolls in the United States. We currently have two sets of prototypes of our dolls on hand, each set consisting of two collectible dolls, and five fashion dolls.

All equipment needed for manufacturing and production except for molds and tooling is owned and operated by our third-party manufacturer.  Therefore, we will have no production equipment needs or expenditures other than the production molds and tooling.  We have invested $70,000 in these molds and tooling as of September 30, 2013 and anticipate that an additional money will be invested in these items as we pursue our business plan.  These molds will remain our sole property.  These molds and tooling will be stored in our manufacturer’s warehouse. The molds and tooling can be shipped or transferred as needed if we should ever choose to use a different manufacturer.

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

Product Launch and Implementation.   One World is expected to be nationally introduced to consumers in the fourth quarter of 2013 largely through a very comprehensive, strategic, and highly targeted public relations effort.  We will use a national media relations campaign to launch the Company and our products, emphasizing the creative background and depth of our business team and the cultural impact of our products.  Our marketing campaign will include major print, online and broadcast news media.  Other grassroots and social media campaigns will be coordinated and directed at the creation of a significant groundswell of interest and word-of-mouth buzz.

To begin our entry into the market place, we two of our first five doll designs in in the third quarter of 2013.  In the third quarter of 2013, we also plan to begin our mass marketing and public relations campaign around the initial designs, funding permitting. Our ability to implement this campaign will depend on our ability to raise adequate capital.

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

Costs.  Our costs are consistent with customary industry practices and will include three main costing phases: pre-production, production and post-production.  The pre-production phase is a setup process that involves development of all tools and equipment needed to produce the dolls and their accessories including clothes, shoes, jewelry as well as face painting masks.  This setup phase bears the greatest amount of up-front costs but should provide us everything needed to produce multiple dolls and accessories from the same set of tools.  Our molds and other tooling are developed from high yield metals and synthetics that we believe will yield hundreds of thousands of units before needing replacement. The Company has estimated the yield capacity of the molds by taking into consideration the past experience of management and certain engineering estimates provided by Early Light.  Additionally, Early Light has warranted our molds for a minimum of 400,000 units.  We have invested $70,000 in these molds and tooling, as of September 30, 2013 and anticipate that an additional $50,000 will be invested in these items.  We do not yet have a committed source of funding to cover this anticipated capital expenditure.

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

Trademarks, Copyrights and Patents. We anticipate most of our products being sold under trademarks, trade names, and copyrights, and some products may incorporate patented devices or designs. Such intellectual property could become significant assets in that they will provide product recognition.  We intend on seeking patent, trademark, or copyright protection covering our products.  We will use our best efforts to ensure the rights to these properties are adequately protected, but there can be no assurance that our rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Ms. Melton, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Ms. Melton concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2013.

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

During September 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2013 was not effective.  Management identified the following material weaknesses as of September 30, 2013:

           •           There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of September 30, 2013, however certain items in the 2012 consolidated financial statements have been reclassified to conform to the 2013 consolidated financial statements’ presentation.   We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended September 30, 2013, the Company issued a total of 637,469,995 shares of common stock which includes 391,750,000 shares of common stock issued for services and 245,719,995 shares in connection with note conversions. The Company also paid off a convertible debenture to Asher Enterprises for $32,500 and issued convertible debentures to various note holders of which $191,000 is was still outstanding at the end of the period.  These debenture may be converted at the holder’s discretion into our common stock at an exercise price based on the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

At September 30, 2013, the Company was in default on its long-term debt due its failure to make payments due under the terms of debt agreements.  Holders of notes did not express desire to declare entire principal balances due immediately, and note balances are reported with original maturities.

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

No

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

3.8            Certificate of Amendment to Articles of Incorporation (dated July 31, 2013)

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

Dated: November 19, 2013

ONE WORLD HOLDINGS, INC.

 By: /s/ Corinda Joanne Melton

Corinda Joanne Melton, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)