Form 10-Q/A
period 2013-09-30
ONE WORLD HOLDINGS, INC.
filed 2013-11-22
CIK 1017616

FORM 10-Q/A
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

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of One World Holdings, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 21, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

One World Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2013 and
December 31, 2012

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current Assets
Cash	$39,537	$2,147
Prepaid Consulting Services	1,367,287	549,147
Prepaid Inventory	130,390	-
Total Current Assets	1,537,214	551,294

Other Assets
Manufacturing Equipment	70,000	70,000
Prepaid Consulting Services - Long Term	14,833	168,479
Total Other Assets	84,833	238,479
Total Assets	$1,622,047	$789,773

Liabilities and Stockholders' Equity

Current Liabilities
Convertible Debentures	$306,653	$408,719
Notes Payable - Related Party	179,000	87,000
Current Portion of Long Term Debt	18,720	45,189
Due to Shareholder	195,921	12,964
Derivative Liability	1,490,457	-
Customer Deposits	-	5,362
Accounts Payable and Accrued Liabilities	757,179	599,672
Accounts Payable - Related Party	19,598	19,598
Accrued Interest Payable	98,850	81,867
Total Current Liabilities	3,066,378	1,260,371

Long Term Liabilities
Long Term Debt, net of unamortized discount	23,378	42,762
Total Liabilities	3,089,756	1,303,133

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred Stock; $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-

Unissued preferred stock 200,000 shares	200	-

Common Stock; $0.0025 par value, 1.5 Billion shares authorized, 409,662,824 and 67,067,829 shares issued and outstanding	1,024,158	167,670

Unissued Common Stock, 313,000,000 and 18,125,000 shares	782,500	45,312

Additional Paid-In Capital	3,627,998	2,150,546

Deficit accumulated during the development stage	(6,902,565)	(2,876,888)
Total Stockholders' Equity (Deficit)	(1,467,709)	(513,360)
Total Liabilities & Stockholder's Equity (Deficit)	$1,622,047	$789,773

The accompanying notes are an integral part of these financial statements

One World Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Three Months Ending September 30, 2013 and 2012 and,
For the Nine Months Ending September 30, 2013 and 2012 and,
and for the Period from Inception October 1, 2010 to September30, 2013
(unaudited)

					October 1,2010
					(Inception)
					to
	3 Months Ending September 30,		9 Months Ending September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Operating Expense
General and Administrative
Professional Fees	43,000	73,192	43,000	115,772	92,236
Consulting Fees	21,654	57,537	106,782	272,192	443,368
Contract Labor	126,854	52,716	232,633	60,115	717,452
Salary Expense	70,500	70,500	211,500	211,500	564,000
Marketing & Advertising	42,891	18,441	125,956	29,534	220,485
Computer & Internet Fees	10,825	4,658	22,811	12,072	92,562
Research & Development	1,725	-	76,021	29,226	219,000
Other	19,761	13,025	63,902	37,233	203,972
Stock Compensation	253,058	-	652,006	-	1,707,440
Total General & Administrative Expenses	590,268	290,069	1,534,611	767,644	4,260,515

Other Expenses
Interest Expense	182,084	24,489	302,962	62,195	422,279
Recapitalization	-	-	-	-	31,667
Loss on Derivative	1,188,211	-	1,311,620	-	1,311,620
Loss on Debt Settlement	579,310	-	876,484	-	876,484
Total Other Expenses	1,949,605	24,489	2,491,066	62,195	2,642,050

Operating Income (Loss) before tax provision (Benefit)	(2,539,873)	(314,558)	(4,025,677)	(829,839)	(6,902,565)

Tax Provision (Benefit)	-	-	-	-	-
Net Loss	$(2,539,873)	$(314,558)	$(4,025,677)	$(829,839)	$(6,902,565)

Net Loss per Common Share (Basic)	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Shares (Basic & Diluted)	280,029,330	58,931,029	145,153,317	58,931,029

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
(unaudited)
			October 1, 2010
			(Inception)
			to
	9 Months Ending September 30,		September 30,
	2013	2012	2013

Cash Flows From Operating Activities
Net loss	$(4,025,677)	$(829,839)	$(6,902,565)
Adjustments to reconcile net cash used by operations;
Amortization of Discount on Notes Payable	203,919	13,687	236,576
Common Stock Issued for Services	652,006	272,192	1,732,700
Forgiveness of Obligations by Related Parties	-	-	200,500
Recapitalization incurred by increase in Notes Payable	-	-	31,667
Loss on Derivative Liability Valuation	1,311,620	-	1,311,620
Loss on Extinguishment of Debt	876,484	-	876,484
Changes in Assets and Liabilities
Customer Deposits	(5,362)	2,173	-
Prepaid Inventories	(130,390)	-	(130,390)
Accounts Payable & Accrued Liabilities	157,507	239,430	729,179
Accounts Payable - Related Parties	-	-	19,598
Accrued Interest Payable	76,859	48,508	158,728
Net cash used by operating activities	(883,034)	(253,849)	(1,735,903)

Cash Flows From Investing Activities
Purchase of Manufacturing Equipment	-	-	(42,000)
Cash received in Recapitalization	-	-	2,333
Net cash provided (used) by investing activities	-	-	(39,667)

Cash Flows From Financing Activities
Bank Overdraft	-	1,095	-
Payment to Convertible Debentures	(534)	-	(1,315)
Proceeds from Convertible Debentures	526,000	232,000	935,500
Proceeds from Notes Payable	-	-	-
Proceeds from Notes Payable - Related Parties	131,500	33,000	184,500
Proceeds from Long Term Debt	-	-	130,000
Payments on Notes Payable	(19,500)	-	(19,500)
Proceeds from Common Stock - Private Placement net of Expenses	100,000	-	300,000
Proceeds from Warrant Exercise	-	-	90,000
Proceeds from Advances from Shareholders	182,958	4,560	216,022
Repayments on Advances from Shareholders	-	-	(20,100)
Net cash provided from financing activities	920,424	270,655	1,815,107

Net increase in cash	37,390	16,806	39,537
Cash, beginning of period	2,147	6	-
Cash, end of period	$39,537	$16,812	$39,537

Supplemental Disclosures

Income taxes paid	$-	$-	$3,733
Cash interest paid	$-	$-	$-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this 10Q/A, references to the “Company,” “One World,” “we,” “our” or “us” refer to One World Holdings, Inc., unless the context otherwise indicates.

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

Dated: November 212013

ONE WORLD HOLDINGS, INC.

 By: /s/ Corinda Joanne Melton

Corinda Joanne Melton, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)