Form 10-K
period 2013-12-31
ONE WORLD HOLDINGS, INC.
filed 2014-04-14
CIK 1017616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-13869

ONE WORLD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0429198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14515 Briarhills Parkway, Suite 105, Houston, Texas 77077
(Address of principal executive offices) (Zip Code)

(281) 940-8534
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [X]  No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]  No [ X ]

(Note: The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months as if it were subject to such filing requirements).

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]   No [X]

The aggregate market value of the Registrant’s shares held by non-affiliates as of June 30, 2013 was $410,092  For this purpose, shares held by non-affiliates are all outstanding shares except those held by directors, executive officers and shareholders who beneficially own 10% or more of the registrant’s outstanding shares.  This determination of affiliate status is not a determination of affiliate status for other purposes.  The registrant has one class of securities, its $0.0025 par value common stock.

As of April 14, 2014, the registrant had 21,856,719 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

ONE WORLD HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Cautionary Note Regarding Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this “Annual Report”), which are deemed to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that concern matters that involve risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) and are based on our beliefs as well as assumptions made by us using information currently available. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report, any exhibits to this Annual Report and other public statements we make.  Such factors are set forth in the “Business” section, the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law.

PART I

ITEM 1.	BUSINESS.

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

On July 21, 2011, the Company entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) with The One World Doll Project, Inc. (“OWDP”), a Texas corporation, and the OWDP Stockholders.  At closing, the OWDP Stockholders transferred all of their shares of common stock in OWDP to the Company in exchange for an aggregate of 130,013,584 newly issued shares of the common stock of the Company.  Upon closing of this transaction, the Company had 143,577,591 shares of common stock issued and outstanding.  The 130,013,584 shares issued to the OWDP Stockholders at closing represented 90.55% of the Company’s voting securities at the time.

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

On July 15, 2011, the Company changed its name to One World Holdings, Inc. and on July 26, 2011, the Company effected a reverse stock split of the Company’s common stock at a split ratio of 1:2.5.  Every two and one-half pre-split shares of common stock, $.001 par value per share, issued and outstanding immediately prior to the stock split were automatically exchanged for one post-split share of common stock, $.0025 par value per share, with any fractional shares resulting from the exchange being rounded up to the nearest whole share.  Accordingly, the number of shares of the Company’s common stock issued and outstanding was reduced from 143,577,591 shares to approximately 57,431,036 shares.  Contemporaneous with the reverse stock split, the Company reduced the number of authorized shares of common stock from 250,000,000 shares, par value $.001 per share, to 100,000,000 shares, par value $.0025 per share.

Further, stockholders holding a majority of the voting power of the outstanding voting stock of the Company, as well as the Company’s Board of Directors, acted by written consent to approve an amendment to the Company’s Articles of Incorporation dated December 30, 2013 to (a) effect a reverse stock split of the Company’s common stock by a ratio of one-for-seven hundred fifty (1:750) and (b) reduce the number of authorized shares of common stock from 1,500,000,000 to 50,000,000.  The Financial Industry Regulatory Authority (“FINRA”) approved the reverse stock split effective January 13, 2014.

All share amounts within this annual report reflect post-reverse split numbers.

Business Concept

The concept behind the creation of The One World Doll Project is one that is based on a meeting between Trent T. Daniel, founder and consultant of OWDP, and Stacey McBride-Irby, a creator of the So In Style™ line of Barbie® products offered by one of the nation’s leading toy and game companies, Mattel.  As a creator of this line of dolls, Stacey McBride-Irby achieved recognition due to the appeal of the So In Style™ dolls.  Mr. Daniel and Ms. McBride-Irby determined that there was a major opening in the market for multi-cultural dolls that were authentic to the varying hair, skin, body and facial features possessed by members of various ethnic communities. Shortly thereafter, The One World Doll Project Inc. began its entry into the $80 million-a-year market of dolls and stuffed toys manufacturing (source: Dun and Bradstreet Industry Report on Dolls and Stuffed Toys - 2011 Data). As described above under “Corporate History and Background,” The One World Doll Project, Inc. is now the operating subsidiary of One World Holdings, Inc. The Company maintains a website at oneworlddolls.com. The information on, or that may be accessed through, our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.

The One World Doll Project

The initial concept for the One World Doll Project began with the plan to release a line of mainstream African-American dolls and a line of African-American celebrity dolls aimed at high-end collectors and young pre-teen girls. Currently, the doll market is dominated by two major players, Mattel, Inc. (“Mattel”), which reported 2012 net revenues of $6.42 billion and Hasbro, Inc. (“Hasbro”) which reported net revenues of $4.09 billion. While Hasbro is a close competitor to Mattel, it should be noted that a majority of Hasbro’s income is generated from non-doll toys such as board games and action figures. The next closest competitor to Mattel and Hasbro is JAKKS Pacific, which reported 2012 net revenues of $666.76 million.  (Financial information for Mattel, Hasbro and JAKKS Pacific may be obtained from each company’s annual report, as filed with the SEC).

Due to the size and market domination by Mattel and Hasbro, our strategy for competing is to initially focus on the African-American and multi-cultural markets which we believe are extremely underrepresented by Mattel and Hasbro. To avoid the “in store” and limited shelf space competition of retail chains, we will focus our core sales model on internet and direct sales. By maintaining a web-based sales model, we hope to capture our  market of African-American doll buyers through specific advertising and promotions on traditional black media such as BET, TV1, Ebony, Essence and Jet magazines. Our plan is to attempt to reach more mainstream and multi-cultural markets after such time we have captured the African-American market and have the track record and ability to expand our market.

Market Opportunity

We have identified four primary customer segments in the doll market:

1.
Mainstream racially mixed children (including Anglo).  This customer base consists of the approximately 24.3 million children age 6-11 in the United States (based on U.S. Census Bureau, Current Population Reports, using the population released for July 1, 2009).

2.
Black Sorority members.  This customer base consists of over 750,000 African-American sorority members from the four African-American Pan Hellenic Sororities. (Source: Management’s belief based on information obtained from sorority websites, including: Delta Sigma Theta; Alpha Kappa Alpha; Sigma Gamma Rho; and Black College Search).

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

United States Doll and Stuffed Toy Sales

According to a 2013 Dun and Bradstreet Industry report on SIC Code 3942, manufacturers in the dolls and stuffed toys industry had approximately $76 million sales in the United States in 2012.

Product Description

Our initial line of dolls are labeled the “Prettie Girls!” ™, and include five different multi-cultural doll designs, Dahlia, Valencia, Kimani, Lena and Alexie.

Target Market

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

Business Strategy

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

3.
Using the power of celebrity partners and PR to develop relationships with major store chains.   We also intend to conduct celebrity VIP meet and greets to introduce and promote One World to major store chains.

Marketing Overview

We plan to use a national media relations campaign to launch the Company and our products, emphasizing the players involved and the cultural impact of our products.  Our campaign will include the major print, online and broadcast news media.  Other grassroots and social media tactics will be coordinated to create a sizable groundswell of interest and significant word-of-mouth buzz.

The following is an outline of initial public relations opportunities proposed to launch The One World Doll Project that will run concurrent with and be supported by marketing efforts, promotions, advertising and retail support, to be determined by market research conducted in the next phase of the project.

Marketing Objectives

•	Establish One World as one of the most significant positive cultural impacts in the doll category.
•
Position Stacey McBride-Irby as the driving force and key catalyst behind the movement to change the way mainstream dolls are designed, marketed and integrated into the fabric of the ever-changing face of America and abroad.

•	Foster and develop strategic partnerships with high-profile black women’s groups and organizations, such as sororities.
•	Achieve major news media coverage in the launch period and beyond to not only generate consumer interest and attention, but also to drive sales.
•	Create and encourage a dialogue in the community about One World and solicit new ideas and product/promotion suggestions.

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

Our success depends heavily upon our design and marketing team’s ability to strike the right chord with the 4-12-year-old girl market. We believe that no group talks and shares more than little girls.  We plan to create a great product that girls talk about and share.  We want them to imagine themselves and their world through their dolls’ eyes.   One World seeks to understand, market to, and intuitively commercialize the 4-12-year-old girl market through gaming, “eventizing,” focus groups, strategic earned media, paid media, boutique organizational partnerships, and ancillary media brand opportunities.

The daunting proposition of capitalizing on the opportunity among multi-cultural doll buyers has been undertaken many times in the past by large toy manufacturers and by small, niche companies.  The rationale for creating similar lines is manifold and immediate.  We believe we are perfectly positioned to succeed for several significant reasons.

First, management believes that there is no substitute for desirable dolls and toys that resonate with children.  Children will pester their parents, teachers, Sunday school teachers, grandparents, older siblings, and anyone else who will listen to achieve their consumption desires.  The cornerstone of our Company is the product and the wherewithal to wrap that product in an aggressive marketing and message program.  This campaign’s effectiveness will ultimately be measured by the effect it has on creating measurable and scalable demand from girls.  At the end of the day, this innovative proposition is predicated upon products that stand out in the clutter of a crowded toy market.

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

Fourth, there is a rising tide of sensibility among non-minority girls to widen the circle of inclusion, reflecting their friends, family, and world. We seek to be the most effective and efficient mover in this space through our diverse offerings. Princess Tiana, from Disney Animation’s “The Princess and the Frog,” established in Christmas 2009 the viability of Disney’s ethnic products. The Princess Tiana product line sold very well with more than 45,000 dolls sold in less than one month. (source: Target Market News, “Merchandise for Disney’s ‘Princess and the Frog’ already a hit at stores,” November 18, 2009).

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

Gamification

In order to stay competitive in the emerging realm of computer and online games, we plan to develop games that will incorporate the Prettie GirlsTM characters into alternative counter-reality worlds, allowing girls to become their favorite doll and create online environments where they can live out their fantasies.

Eventizing

The World Doll and Prettie Girls!TM model calls and regional competitions (as described in more detail below) will allow the Prettie Girls!TM brand to be introduced into certain U.S. markets with an “American Idol” style talent search.  With partner organizations, we plan to leverage the desire of parents, girls, and their communities to exhibit the highest standards of excellence, beauty, talent, skill, poise, and self-esteem.  We plan to work directly with known brands to create events that drive consumer traffic to our media platforms, social media, and consequently capture consumer data from prospective consumers. “Eventizing” allows us to plant our flag in local markets and to create additional product supply touch points for retailers, partners, and other associated entities.

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

Advertising Costs

Advertising costs are non-direct in nature, and are expensed in the periods in which the advertising takes place.  Advertising expense totaled $284,517 and $42,419 for the years ended December 31, 2013 and 2012, respectively.

Research and Development Costs

The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Research and development costs for the years ended December 31, 2013 and 2012 were $28,173 and $29,976, respectively.

Production and Manufacturing

To begin our entry into the market place, we began pre-sales of our two Obama 2012 Collectors dolls in the spring of 2011. This pre-sales initiative was launched to test the response rates to free advertising and related advertising models. For this campaign, the Company only advertised via the free mediums of local and national news and blogs, radio interviews and email campaigns.  As of the date of this annual report, the Obama 2012 Collectors Dolls pre-sales yielded 127 sales with total sales of $7,543 and an average order of $101.  As far as actual product sales, 12 of the signature dolls (retail $149.95) were sold and 115 of classic edition dolls (retail $49.95) were sold.  Due to production delays, the two collectors dolls were not produced.  The pre-sales proceeds were refunded during second quarter 2013, and we have since focused on producing the five fashion dolls.

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

Our costs are consistent with customary industry practices that will include three main costing phases: pre-production, production and post-production.  The pre-production phase is a setup process that involves development of all tools and equipment needed to produce the dolls and their accessories including clothes, shoes, jewelry as well as face painting masks.  This setup phase bears the greatest amount of up-front costs but gave us everything needed to produce multiple dolls and accessories from the same set of tools.   To date, Early Light has fabricated molds for us to manufacture both the bodies and accessories of our current doll lines.  This process included making separate molds for each of the body parts, such as the head, torso and legs.  We also have separated molds for each of the different types of accessories, such as purses, jewelry, shoes and stands.  The development and fabrication of these molds is complete, although we are still making final engineering adjustments to the molds.  Future molds will be for new accessories and new doll designs, including male body designs.  Our molds and other tooling are developed from high yield metals and synthetics that we believe will yield hundreds of thousands of units before needing replacement. The Company has estimated the yield capacity of the molds by taking into consideration the past experience of management, certain engineering estimates provided by Early Light and other factors.  Additionally, Early Light has warranted our molds for a minimum of 400,000 units. These tools will remain our property but will be stored at the manufacturer’s facilities for future use. The second phase, production, will include the actual production, assembly and packaging of the dolls. This process included testing of the dolls for safety requirements set by the U.S. government, which is the requirement of the manufacturer. The third included shipping and further safety and hazards testing.

Our third party manufacturer, Early Light, is responsible for securing basic raw materials needed for manufacturing our product. In June 2011, our Chief Executive Officer met with Early Light and toured their facility in Shenzhen, China. Based on such meeting, facility tour and manufacturing completed for other clients of Early Light, it is our management’s belief that Early Light has the knowledge and capability necessary to manufacture the Company’s products, including obtaining all necessary materials for manufacturing. Early Light obtains its materials from its long-term suppliers, and the materials are continually tested to ensure compliance with required specifications.

Trademarks, Copyrights and Patents

We anticipate most of our products being sold under trademarks, trade names, and copyrights, and some products may incorporate patented devices or designs. Such intellectual property could become significant assets in that they will provide product recognition.  We intend on seeking patent, trademark, or copyright protection covering our products.   When adequate funds are available, we intend to register certain trademarks we hold with the U.S. Patent and Trademark Office.  Currently, we believe we hold certain common law trademark rights for certain trademarks including “Prettie Girls!” and “The REAL Prettie Girls!”   We will use our best efforts to ensure the rights to all intellectual property we may hold are adequately protected, but there can be no assurance that our rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.  We also maintain a website at http://www.oneworlddolls.com. The information on, or that may be accessed through, our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.

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

Employees

We currently have two full time employees and no part time employees.  In addition, we have independent contractor and consultant relationships with other individuals to handle specialized tasks on our behalf such as manufacturing and production, finance and accounting, marketing, executive and public company interaction, and legal.  When additional workloads require more personnel, we will outsource our requirements to additional independent contractors. We anticipate adding additional full-time personnel in the areas of sales and marketing, finance and accounting, customer service, and order fulfillment.

Properties

We lease approximately 1,852 square feet of office space in one building located at 14515 Briar Hills Parkway, Suite 105, Houston, Texas 77077.  The lease has a monthly payment of $2,546.50 and expires in November 2016.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

Reports to Security Holders

One World Holdings, Inc. is subject to reporting obligations under the Exchange Act. These obligations include an annual report on Form 10-K, with audited financial statements; unaudited quarterly reports; information statements; and proxy statements with regard to annual shareholder meetings. The public may read and copy any materials One World files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Additional Information

As more fully set forth under the heading entitled “Risk Factors,” the Company is subject to governmental regulation and will face additional costs in complying with such regulations. At this time, the Company does not have an estimate of its annual regulatory compliance costs.

ITEM 1A.	RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Annual Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K.  The risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on the Company, our business, financial condition, results of operations and/or liquidity could be seriously harmed.  In that event, the market price of our common stock will likely decline, and you may lose all or part of your investment.

In General
Risks Factors Related to Our Business and Industry

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address the usual and ordinary risks and uncertainties associated with being an early stage company or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a material adverse effect upon us and may force us to reduce or curtail our operations. No assurance can be given that we will operate profitably.  Even though we are being managed by individuals with significant industry experience, our limited operating history makes it difficult to predict the long-term success of our business model.

We depend on key personnel.

For the foreseeable future, our success will depend largely on management’s industry knowledge, marketing skills and relationships with key investors, customer bases, and industry leaders. Should any of these individuals leave the Company, it may have a material adverse effect on our future results of operations.

We will indemnify Management and the members of the Board of Directors.

These key decision-makers will be entitled to indemnification from the Company except in certain circumstances, as more fully set forth in our Articles of Incorporation and Bylaws.

Stockholders shall have no right to participate in management of the Company.

Stockholders in the Company will not have the right to participate in the management of the Company or in decisions made by the Management on the Company’s behalf.  As a result, stockholders will have almost no control over their investments in the Company or their prospects with respect thereto.

Uncertain economic conditions.

Recent economic events have created uncertainty with respect to the condition of the economy in the United States. Certain economic factors and indicators have suggested that such events have had a substantial negative effect on the economies of the United States.  Furthermore, several industries have experienced financial difficulties.  In addition, there have been material adverse effects on the world’s economies caused by illegal activities in the business and accounting professions resulting in significant declines in the United States equity markets.  Other equity markets have been similarly affected.  It is impossible to determine at this time the long-term effects of these events and conditions on the economy. Any negative change in the general economic conditions could adversely affect the financial condition and our operating results. Unforeseen incidents, such as terrorist attacks, corporate fraud or general weakness in the economy, could have a negative impact on the overall economic state of the market in which we intend to market and utilize our products and services.  The Company may experience difficulty in raising additional capital necessary for expenses and growth.

Adequacy of funds for operations or capital expenditures.

To the extent that the Company’s expenses increase, unanticipated expenses arise, or capital expenditures are necessary, and accumulated reserves are insufficient to meet such expenses, the Company may be required to obtain cash advances and additional funds through borrowing or additional equity raises, if available.  Such debt and/or equity raises may have a material negative adverse effect on the Company’s profitability.

There is substantial doubt about our ability to continue as a going concern.

To date, we have not yet achieved profitable operations and expect to incur losses in the development of our business.  Accordingly, our independent registered public accounting firm has indicated in its report on our consolidated financial statements for the year ended December 31, 2013 that there exists substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan to address our ability to continue as a going concern includes obtaining debt or equity funding from private placement or institutional sources or obtaining loans from financial institutions, where possible.  Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

As of the date of this annual report, our executive officers and directors collectively and beneficially own approximately 34% of our common stock.  This concentration of voting control gives affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of Directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

New legislation or regulation.

We cannot determine what effect additional state or federal governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of our business to meet new standards, require us to cease operations, impose stricter qualification and/or registration standards, impose additional record keeping, or require expanded consumer protection measures.

Risks Related to the Ownership of the Common Stock of the Company

We face increased costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal controls over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our consolidated financial statements.

As a public operating company, we incur significant administrative, legal, accounting and other burdens and expenses beyond those of a private company, including those associated with corporate governance requirements and public company reporting obligations.  In particular, we may need to enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise, as well as refine our quarterly and annual financial statement closing process, to enable us to satisfy such reporting obligations.  However, even if we are successful in doing so, there can be no assurance that our finance and accounting organization will be able to adequately meet the increased demands that result from being a public company.

Furthermore, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting.  These assessments will need to include disclosure of identified material weaknesses in our internal control over financial reporting.  Testing and maintaining internal control over financial reporting will involve significant costs and could divert management’s attention from other matters that are important to our business.  Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our consolidated financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common stock.

We devote significant resources to address these public company-associated requirements, including compliance programs and investor relations, as well as our financial reporting obligations. Complying with these rules and regulations increases our legal and financial compliance costs and makes some activities more time-consuming and costly.

An active, liquid and orderly trading market for our common stock may not develop, and the price of our stock may be volatile and may decline in value.

There currently is not an active public market for our common stock. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair the ability of stockholders to sell shares of common stock at the time they wish to sell them or at a price they consider reasonable.  An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets.  Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance.

The Company may not be able to attract the attention of brokerage firms.

Due to the Company’s history, securities analysts of brokerage firms may not provide coverage of the Company. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future, should the need arise.

Our common stock may not be eligible for listing on a national securities exchange.

Our common stock is not currently listed on a national securities exchange, and we do not currently meet the initial quantitative listing standards of a national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing. Our common stock is currently quoted on the OTC Markets and, until our common stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the OTC Markets, another over-the-counter quotation system, or in the “pink sheets.” In these venues, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital in the future.

The Company’s common stock may be considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock is likely to be less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If we engage in capital raising activities in the future, including issuances of common stock, to fund the growth of our business, our stockholders could experience significant dilution.  In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have an stock incentive plan pursuant to which equity awards may be granted to eligible employees and consultants, if our board of directors determines that it is in the best interest of the Company and our stockholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. We may not obtain analyst coverage in the future. Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose, or never gain, visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not anticipate paying any dividends in the foreseeable future.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future.

The forward looking statements contained in this Annual Report may prove incorrect.

This Annual Report contains certain forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Annual Report will, in fact, transpire.  Any negative change in the factors listed above could adversely affect the financial condition and operating results of the Company and its products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We lease approximately 1,852 square feet of office space in one building located at 14515 Briar Hills Parkway, Suite 105, Houston, Texas 77077.  The three-year lease has a monthly payment of $2,546.50 from December 1, 2013 through November 30, 2014, $2,623.67 from December 1, 2014 through November 30, 2015, and $2,700.83 from December 1, 2015 through November 30, 2016.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor have any material proceedings been terminated during the fiscal year ended December 31, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted under the symbol OWOO on the OTC market.  Our shares did not commence trading until approximately January 24, 2013.  During much of 2013, there was limited trading of our shares.  The trading price of our shares may not necessarily be indicative of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTCMarkets.com.  These prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The prices have been retroactively adjusted to give effect to the 1:750 reverse stock split that was effective January 13, 2014.

	High	Low

Year Ended December 31, 2013
4th Quarter	$187.97	$7.52
3rd Quarter	37.57	2.93
2nd Quarter	17.29	1.35
1st Quarter	3.53	0.08

We currently have no outstanding options or warrants to purchase our common stock.  As of December 31, 2013, however, we had forty-six convertible debentures in the aggregate principal amount of $1,000,289 with accrued interest payable of $52,209.  The outstanding principal and interest of the debentures are convertible into shares of our common stock at the various conversion prices per share, including several debentures with defined variable conversion prices tied to the market price of our common stock.

Holders

As of April 14, 2014, we had a total of 21,856,719 common shares outstanding and there were approximately 255 holders of record of our common stock.

Dividends

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

Unregistered Sales of Equity Securities

During our fourth quarter ended December 31, 2013, we issued a total of 685,007 unregistered shares of our common stock:  410,669 shares were issued to our executive officers and directors for services valued at $616,000; 16,667 shares were issued to consultants for services valued at $77,000; and 257,671 shares were issued to lenders in conversion of convertible debt of $152,944 and accrued interest payable of $774.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  All securities issued were restricted with an appropriate restrictive legend on certificates for notes stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Repurchases

During the fiscal year ended December 31, 2013, we did not repurchase any of our securities.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in this Annual Report on 10-K, references to the “Company,” “One World,” “we,” “our” or “us” refer to One World Holdings, Inc., unless the context otherwise indicates.

Introduction

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of our operations.

Some of the key factors that could cause our future financial results and performance to vary from our expectations include:

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

The information contained in this annual report, including the information set forth under the heading “Risk Factors”, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements.  Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate.  In light of the significant uncertainties inherent in the forward-looking statements that are included in this annual report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

General

One World Holdings, Inc. (“Holdings”, a Nevada Corporation, formerly known as Environmental Safeguards, Inc.), is a Houston based company that recently released a line of mainstream multicultural dolls aimed at high-end collectors and young pre-teen girls.  Our operations are conducted through our wholly owned subsidiary, The One World Doll Project, Inc., a Texas Corporation (“OWDPI”).  In this discussion Holdings and OWDPI are collectively referred to as “One World” or “Company”.  We emerged from the development stage and commenced sales in October 2013.  For the first year of operations, we will be focused on direct sales and Internet sales and anticipate that we will not require a storefront for operations.  Manufacturing of our dolls is outsourced to a physical plant facility in the People’s Republic of China owned by a third-party manufacturer we have selected.  We have purchased the requisite molds and equipment to manufacture our dolls and their accessories.  Warehousing of our merchandise inventories and fulfillment of orders here in the United States will be handled by a third-party center in Houston, Texas.

Going Concern Uncertainty

The Company has incurred operating losses since inception, only recently emerged from the development stage, has limited financial resources and a working capital deficit of $3,636,148 at December 31, 2013.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $9,725,808 and a total stockholders’ deficit of $3,576,053 at December 31, 2013. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

Sales of our dolls began in October 2013, and we had total sales of $20,549 for the year ended December 31, 2013.  We had no sales in the year ended December 31, 2012.

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Cost of sales for the year ended December 31, 2013 was $16,479 for the year ended December 31, 2013.  We had no cost of sales in the year ended December 31, 2012.

Operating Expenses

Our selling, general and administrative expenses increased $2,178,140 to $3,326,817 in the year ended December 31, 2013 from $1,148,677 in the year ended December 31, 2012.   The increase in these expenses in the current year is due to the activities incurred to market and launch the sales of our dolls in the fourth quarter of 2013 and efforts to raise necessary funding   Of particular note, marketing and advertising expenses increased to $284,517 in 2013 from $42,419 in 2012, and contract services increased to $2,378,572 in 2013 from $539,835 in 2012.  Consulting fees of $1,985,421 were paid in 2013 through the issuance of shares of our common stock to consultants. We have hired over 20 consultants from time to time to help us establish and market the Company and our products.  Certain consultants had consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation based on the estimated fair value of the shares issued was recognized over the life of the consulting agreements.

The services of a variety of consultants have been integral in developing our business model, furthering our business and ensuring the successful pursuit of our goals.  Our consultants have contributed a wide variety of different services to us.  These services can be classified into several different categories, as follows:

•
Business model development and implementation, which consists of advice, counsel and services in the areas of fund raising strategy, corporate structure, hiring needs, office space acquisition and corporate governance;

•
Financial and accounting which consists of advice, counsel and services in the areas of developing financial models and corporate accounting systems, corporate structure, quarterly reviews, various day to day accounting and bookkeeping;

•
Product development which consists of advice and counsel in the areas of manufacturer selections, development process, engineering reviews, prototype development and testing, quality control, logistical support, safety standards compliance and physical packaging design; and

•
Marketing and promotions which consists of advice, counsel and services in the areas of videography, photography, graphic design, printing, marketing and public relations activities, strategic market research and planning, website development and IT support.

Our research and development expenses remained constant, decreasing to $28,173 in the year ended December 31, 2013 from $29,976 in the year ended December 31, 2012.

Depreciation expense is currently not material to our operations.  Our only depreciable asset is currently our molds and equipment to manufacture our dolls and their accessories.  Depreciation expense was $3,500 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.

Other Expense

Our other expense is comprised of interest expense and the losses associated with accounting for the change in our derivative liability calculated for the variable conversion feature of certain of our convertible debentures and for the loss on debt settlement calculated upon conversion of debt to shares of our common stock.  Our interest expense also includes the amortization of debt discount calculated at the inception of the convertible debentures and recorded with the related derivative liability.

Interest expense increased to $619,236 in the year ended December 31, 2013 from $79,620 in the year ended December 31, 2012, with the increase resulting primarily from the amortization of debt discount on our convertible debt to interest expense as discussed above.

Loss on derivative was $1,879,420 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.  Substantially all of our convertible debt at December 31, 2012 did not have a variable conversion feature and, therefore, no derivative liability calculations were required in 2012.

Loss on debt settlement was $995,844 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.  Much of the loss on debt settlement results from recording our common shares issued in conversion of debt at current market prices while the conversion price per share and reduction of debt is often based on a discount to current market prices.  We had no conversion of debt to common shares in the year ended December 31, 2012 and, therefore, no loss on settlement of debt in that year.

Net Loss

As a result of the factors discussed above, our net loss increased to $6,848,920 for the year ended December 31, 2013 from $1,258,273 for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $555,374, a significant portion of which consisted of prepaid consulting fees that were paid for by the issuance of shares of our common stock and amortized over the life of the underlying consulting agreements.  We have limited other current assets, including cash of $6,456, inventories of $146,488 and prepaid and other current assets of $21,570.

We had total current liabilities of $4,191,522 and a working capital deficit of $3,636,148 at December 31, 2013.  In addition, we had accumulated losses from inception of $9,725,808 and had a total stockholders’ deficit of $3,576,053 at December 31, 2013.

We do not have sufficient cash on hand at December 31, 2013 to fund future operations. We rely on cash provided by financing activities primarily in the form of convertible debentures, notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Net cash used in operating activities was $1,356,632 for the year ended December 31, 2013 as a result of our net loss of $6,848,920, increases in inventories of $146,488, prepaid expenses and other current assets of $21,570 and other assets of $2,701, partially offset by non cash expenses and losses totaling $3,329,743, decrease in prepaid consulting services of $1,985,421, and increases in accounts payable and accrued expenses of $245,659 and accrued interest payable of $102,224.

Net cash used in operating activities was $308,844 for the year ended December 31, 2012 as a result of our net loss of $1,258,273, partially offset by non cash expenses of $18,254, decrease in prepaid consulting services of $539,835, and increases in accounts payable and accrued expenses of $329,974 and accrued interest payable of $61,366.

During the years ended December 31, 2013 and 2012, we had no net cash used in or provided by investing activities.

During the year ended December 31, 2013, net cash provided by financing activities was $1,360,941, comprised of proceeds from convertible debentures of $945,500, proceeds from notes payable of $126,500, and proceeds from stockholder advances of $431,500, partially offset by payments on convertible debentures of $84,534, payments on notes payable of $19,500 and payments on stockholder advances of $38,525.

During the year ended December 31, 2012, net cash provided by financing activities was $310,985, comprised of proceeds from convertible debentures of $268,500, proceeds from notes payable of $33,000 and proceeds from stockholder advances of $11,060, partially offset by bank overdraft of $1,575.

We have incurred losses from operations since inception, have limited financial resources, and at December 31, 2013, have a negative working capital position, an accumulated deficit of $9,725,808 and a total stockholders’ deficit of $3,576,053.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of shares of our common stock.

Our primary sources of capital since inception have come from either private placement sales of our common stock, the issuance of debt or advances from individuals.  We will be dependent on these sources in the future.

We believe that our operating expenses will increase over the next 12 months and estimate that our capital requirements for the next 12 months will be exceed $1.5 million.  Our estimated capital requirements include $300,000 for capital expenditures (product testing, 3rd party inspections, tooling, office furnishing and product warehousing), manufacturing costs and $1.2 million for marketing, public relations, and general and administrative costs (inventory purchases, staff expansion, legal and accounting fees and general office expenses).  We anticipate meeting our capital requirements by raising funds through a combination of private placements of our common stock and/or issuances of notes payable to private investors.  We currently depend primarily on in-kind arrangements and proceeds from the sale of convertible debentures for our month-to-month capital needs.

After a market for our common stock develops, which we hope will develop during the first half of 2014, we plan to raise funds through a private offering of our common stock to accredited investors.  However, we can provide no assurances that a market for our common stock will ever develop.  We hope that at such time, if ever, as a market develops for our common stock, we will be in a better position to raise funds through private offerings because we believe that purchasers are more likely to purchase convertible securities in companies that have a public market for their securities.  We anticipate being significantly dependent on third party funding and capital raised through private placements, until such time, if ever, as our operations generate sufficient revenue to support our operating expenses.

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

Since inception we have primarily relied upon in-kind arrangements with various consultants pursuant to which we agreed to issue such consultants shares of common stock in lieu of payment of cash consideration. Services provided by such consultants include media and public relations, business development, product fulfillment, television advertising production, financial, management, corporate compliance, business advisory and employment recruitment consulting services.  We also previously issued certain of our officers and Directors shares of common stock in lieu of the payment of cash consideration.  For the year ended December 31, 2013, we expensed $1,985,421 in connection with common stock issued for services rendered.

Plan of Operations and Related Risks

We are currently implementing our plan to manufacture and market our line of dolls in the United States. We currently have two sets of prototypes of our dolls on hand, each set consisting of two collectible dolls, and five fashion dolls.  Sales of our dolls began in October 2013.

All equipment needed for manufacturing and production except for molds and tooling is owned and operated by our third-party manufacturer.  Therefore, we will have no production equipment needs or expenditures other than the production molds and tooling.  We have invested $70,000 in these molds and tooling as of December 31, 2013 and anticipate that additional funds will be invested in these items as we pursue our business plan.  These molds will remain our sole property.  These molds and tooling will be stored in our manufacturer’s warehouse. The molds and tooling can be shipped or transferred as needed if we should ever choose to use a different manufacturer.

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

Inventories

Inventories, consisting primarily of dolls manufactured for resale, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  We currently purchase substantially all inventories from one foreign supplier, and are dependent on that supplier for substantially all merchandise inventory purchases since we commenced operations.

Prepaid Consulting Services

Fees for consulting services, generally paid through the issuance of shares of our common stock, are amortized over the life of the underlying consulting contracts.

Property and Equipment

Property and equipment is stated at cost and consists of molds and equipment used by our manufacturer to produce dolls and their accessories, including clothes, shoes, jewelry, as well as face painting masks.  Because we currently are unable to project the number of units to be manufactured from our molds, our property and equipment is depreciated over an estimated useful life of five years using the straight-line method.  Depreciation expense was $3,500 and $0 for the years ended December 31, 2013 and 2012, respectively.

Revenue Recognition

We record revenue from the sales of dolls and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Research and development costs for the years ended December 31, 2013 and 2012 were $28,173 and $29,976, respectively.

Advertising

Advertising costs are non-direct in nature, and are expensed in the periods in which the advertising takes place.  Advertising expense totaled $284,517 and $42,419 for the years ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2013, we believe the amounts reported for cash, accrued interest, accrued expenses, and notes payable approximate fair value because of the short-term nature of these financial instruments.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013 and 2012:

	Total	Level 1	Level 2	Level 3
December 31, 2013:
Derivative liability	$2,104,849	$-	$-	$2,104,849
Convertible debentures	592,095	-	-	592,095
Current portion of long-term debt	13,979	-	-	13,979
Long-term debt	9,106	-	-	9,106

Total liabilities measured at fair value	$2,720,029	$-	$-	$2,720,029

December 31, 2012:
Convertible debentures	$408,719	$-	$-	$408,719
Current portion of long-term debt	45,189	-	-	45,189
Long-term debt	42,762	-	-	42,762

Total liabilities measured at fair value	$496,670	$-	$-	$496,670

Income (Loss) per Share

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.

Since we had no dilutive effect of stock options and warrants for the years ended December 31, 2013 and 2012, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

Income Taxes

We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

No new accounting pronouncements were issued during the year ended December 31, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

Related Party Transactions

Several of our consulting agreements are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  See further discussion of the contract services provided by related parties and others under Operating Expenses above.  Of the total compensation expense paid in common shares during the years ended December 31, 2013 and 2012, the following amounts were paid to related parties:

	Year Ended December 31
	2013	2012

Executive officers	$669,730	$-
Directors	238,370	-
Founder, stockholder	261,470	-
Family of officers and directors	126,560	110,000

Total related parties	$1,296,130	$110,000

As discussed above, the compensation expense paid in stock is calculated based on the market price of the common stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the years ended December 31, 2013 and 2012:

	Year Ended December 31
	2013	2012

Founder, stockholder	$204,379	$67,861
Family of officers and directors	105,457	15,125

Total related parties	$309,836	$82,986

As of December 31, 2013 and 2012 respectively, we had convertible debentures of $5,000 and $12,500 payable to two family members of our executive officers.  The outstanding principal and interest are convertible into shares of our common stock at a conversion price of $30 per share.

As of December 31, 2012, we had a $33,000 short-term promissory note payable to one of our executive officers.  During the year ended December 31, 2013, this note was purchased by another investor and exchanged for a convertible debenture.

As of December 31, 2012, we had a $40,000 long-term promissory note payable to a family member of one of our executive officers.  During the year ended December 31, 2013, this note was purchased by another investor and exchanged for a convertible debenture.

Accrued interest payable to these related parties totaled $14,821 and $14,567 at December 31, 2013 and 2012, respectively.

Off Balance Sheet Commitments

We lease approximately 1,852 square feet of office space in one building located at 14515 Briar Hills Parkway, Suite 105, Houston, Texas 77077.  The three-year lease has a monthly payment of $2,546.50 from December 1, 2013 through November 30, 2014, $2,623.67 from December 1, 2014 through November 30, 2015, and $2,700.83 from December 1, 2015 through November 30, 2016.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective as of May 3, 2013, as reported on Form 8-K dated May 10, 2013, the Board of Directors of One World Holdings, Inc., a Nevada corporation (the “Company”), resolved to dismiss Ham, Langston and Brezina, L.L.P. as the Company’s independent registered public accounting firm.  With the exception of a “going concern” modification, the reports of Ham, Langston and Brezina, L.L.P. on the consolidated financial statements of the Company for the years ended December 31, 2012, and 2011, contained no adverse opinion or any disclaimer of opinion, and such reports were not qualified or modified as to audit scope or accounting principles.

During the periods ended December 31, 2012, and 2011, and through the interim period preceding such termination, there were no disagreements with the former independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former independent registered public accounting firm, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  Further, there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities and Exchange Commission (the “SEC”) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Effective as of May 3, 2013, the Company engaged HJ & Associates, LLC to review interim financial statements in 2013 and to audit its financial statements for the year ended December 31, 2013.  During the Company’s two most recent fiscal years, and any subsequent interim period prior to engaging HJ & Associates, LLC, neither the Company nor anyone on its behalf consulted the newly engaged accountant regarding:

•
either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

•
any matter that was either the subject of a disagreement (as defined in  paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K or a reportable event (as described in paragraph 304(a)(1)(v) thereof).

ITEM 9A.      CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the periods specified.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013

During the year and the fourth quarter ended December 31, 2013, we operated with a limited number of accounting and financial personnel, resulting in a general lack of segregation of duties.  To address this material weakness in internal control over financial reporting, effective January 1, 2014, we engaged the services of a contract Chief Financial Officer who is experienced in financial reporting and who provides supervision and review to our accounting staff.  During this transition period and during the audit of our consolidated financial statements for the year ended December 31, 2013, we continued to establish new accounting close and internal review procedures, and implemented new and revised controls over financial reporting, including timely and proper documentation of material transactions and agreements.  However, we were unable to fully implement these procedures and this transition resulted in adjusting journal entries not detected by us that were material to our consolidated financial statements. We believe this deficiency in our internal control over financial reporting constitutes a material weakness.

Despite the material weakness in financial reporting noted above, we believe that our consolidated financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

We are committed to the establishment of effective internal controls over financial reporting and continue to place emphasis on quarterly and year-end closing procedures, timely documentation and internal review of accounting and financial reporting consequences of material contracts and agreements, and enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Effective January 1, 2014, we contracted with an experienced Chief Financial Officer, who has allowed us to further segregate key accounting and financial duties and who provides review and oversight to our quarterly financial close and financial reporting.

Other than the matters discussed above, there was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our Directors and executive officers.

Name	Age	Position(s) and Office(s)
Corinda Joanne Melton	57	Chief Executive Officer and Chairman of the Board
Stacey McBride-Irby	39	Chief Product Development Officer and Director
Dennis P. Gauger	62	Chief Financial Officer
Wilma Delaney	68	Director
Robert Hines	44	Director

Below is certain biographical information of our officers and directors:

Corinda Joanne Melton
Chief Executive Officer and Chairman of the Board

Corinda Joanne Melton has served as our Chief Executive Officer and Director since July 2011, and as the Chief Executive Officer of our operating subsidiary, OWDP, since its incorporation in January 2011.  She is responsible for managing the Company and its vision.  She is an established entrepreneur with over 22 years of management experience in the banking, product, and services industries.  She held management positions at various banks from 1978 to 1988, where she was responsible for hiring, training and developing employees.  In addition, from October 1988 to January 2002, she was employed by JP Morgan Chase Bank (“Chase”) where she started as a Commercial Loans Note Teller and was promoted to management within four months.  During her career at Chase she was extremely successful in automating manual processes and streamlining job functions resulting in fewer employees needed to perform a variety of job duties.  As a result of her success, she was promoted to Division Manager of Commercial Loan Collateral Services, a Senior Management position.

From 2006 until October 2010, Joanne was the President of Imagine International, Inc., a software development company she co-founded.  From January 2006 to June 2006, she was also President of Makeover Houston LLC, a company that produced a Makeover Magazine and television show.  Joanne co-founded Seejay Graphic design in 2002, a graphic design and printing company.  She successfully launched Inmate Expressions, a greeting card branch of Seejay Graphic design.  She was successful in landing contracts with multiple federal prisons in the United States to sell cards through their respective commissaries and warehouses.  As a small business owner, she was responsible for operations as well as management of finance, compliance and accounting for the various businesses.

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

Dennis P. Gauger
Chief Financial Officer

Dennis P. Gauger, Certified Public Accountant, was appointed as our Chief Financial Officer effective January 1, 2014.  He has over 37 years of professional experience, providing a variety of businesses, their owners and management timely, expert financial management, accounting, consulting and SEC compliance services. Prior to starting his own firm in May 1998, Dennis served in three offices of an international "Big Four" accounting firm, including 9 years as an accounting and auditing partner and 10 years in that firm's emerging business services division. He has experience in a variety of industries including: manufacturing, high technology, software, aviation, retail and distribution, financial services, hospitality and gaming, food services, mining, telecommunications, medical devices and real estate.   Dennis has served as a full-time chief financial officer ("CFO") and as a part-time contract financial executive, compliance and business consultant to mature and emerging businesses in a variety of industries. This "hands on" financial management experience, coupled with years of serving clients in an international firm, uniquely qualifies him to understand a company’s operational challenges and to expertly meet its accounting, financial reporting, and regulatory compliance needs. Companies that engage his services rely on competent advice and timely, responsive service. Always available by telephone, email or on-line collaboration, Dennis' clients throughout the United States and around the world interact with him in real time or when convenient through the use of the latest secure online or cloud-based document exchange and financial accounting tools. He is also available for face-to-face meetings and on-site projects.

Dennis has focused on serving Securities and Exchange Commission (“SEC”) reporting companies and has served as a full-time and part-time contract Chief Financial Officer for several public companies. In that role, he has been responsible for financial reporting and regulatory compliance, working in tandem with outside auditors and securities counsel. This "hands on" technical experience includes preparing financial statements and related disclosures and writing all sections of SEC periodic reports. He also provides input to and strengthens a public company’s Sarbanes-Oxley compliance procedures and the internal controls of the accounting department. He has also provided assistance to boards of directors and audit committees of public companies in meeting corporate governance requirements of stock exchanges and the SEC. He has consulted with boards in organizing board committees, attending and preparing minutes of board meetings, and planning for and conducting annual shareholder meetings.

Dennis graduated with honors with a BS degree in accounting from Brigham Young University. He is a licensed Certified Public Accountant in the states of Utah and Nevada and a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants. He has significant international business experience and is fluent in Spanish, both verbal and written.

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

Since retiring in 2002 from The Dow Chemical Company, Wilma has been active on various Boards of Directors including The Mickey Leland National Urban Air Toxics Research Center where she was appointed by President George W. Bush. Wilma has also given her time and talent to enhance those less fortunate by doing charitable work with various community and volunteer organizations.

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

Several of Wilma’s Professional Activities include:

•	Presidential appointee to the Board of Directors of the Mickey Leland National Urban Air Toxics Research Center under both the Bush and Obama administrations.
•	Member of the US-South Africa Bi-National Commission’s Environmental Management and
•	Pollution Working Group, meeting in Johannesburg, South Africa.
•	Member of EPA’s NACEPT Advisory Committee.
•	Member of Presidential Rank Awards Review Board.
•	Member of Michigan Natural Resources and Environmental Leadership Institute.
•	Member of the State of Michigan Delegation Study Tour of Solids Waste Management – inspecting facilities throughout six European countries.
•	Chairman of the American Red Cross Board of Directors for Midland County Michigan.
•	Appointed by the Governor of Michigan to the Science Group of the Michigan Related Risk Assessment Project.
•	Member of President Clinton’s Council on Sustainable Development.

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

Mr. Hines has over 20 years of finance and business management experience.  He has managed multi-million dollar businesses.  He has extensive experience in sales/service management and performance coaching by identifying strategic opportunities, managing the client experience, and effectively leading diverse groups.  He has a proven track record in creatively solving complex business problems and coaching employees to optimize bottom line productivity.

Mr. Hines’ experience includes:

•	Serving as the Chairman and President of a publicly traded alternative energy company.

•	Serving as a principal of his own consulting company where he has aided several small businesses in marketing, strategic planning and funding their businesses.

•	Providing consulting services to a variety of different industries, including medical equipment, residential/commercial construction, textile, and renewable energy.

•	Serving as Senior Vice President of a large regional, publicly traded financial institution.

•	Serving as Vice President of a large multi-national publicly traded financial institution.

Mr. Hines currently serves on various Boards of Directors.  He has earned certification in Performance Coaching through Arc International, St. Meyer & Hubbard and Omega Performance.  These certifications have prepared Mr. Hines to implement, maintain, and train sales management processes, including Coach-the-Coach and Managing the Client Experience.  He has a Series 6 registration (investment company securities, variable annuities, and variable life insurance mutual funds), Series 63 registration (Uniform Securities Agent State Law) and a General Lines Insurance License.

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

Indemnification of Officers and Directors

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

Family Relationships

Wilma Delaney, director, is the sister of our Chief Executive Officer, Corinda Joanne Melton.

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

Board Composition and Committees

Our board of directors is currently composed of four members: Corinda Joanne Melton, Stacey McBride-Irby, Wilma Delaney and Robert Hines.  We currently do not have a nominating committee or an audit committee.

Audit Committee and Audit Committee Financial Expert

We have no audit committee at this time.  We have not adopted an Audit Committee charter. We intend to create an audit committee to perform functions including:  (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.  Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.  As of the date of this Annual Report, we had no one who qualified as an audit committee financial expert.

Board Meetings

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent.

Code of Ethics

We currently have not adopted a code of ethics due to our limited size and operations. We have considered adopting a Code of Business Conduct and Ethics (the “Code”) in the past. We expect to adopt such a Code or something similar in the future. We anticipated that the purpose of such a Code will be to assist the Company and its employees, officers and directors with the Company’s goals of conducting its business and affairs in accordance with applicable laws, rules and regulations and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. The Company expects that any consultants or other service providers it retains will adhere to such a Code.

Section 16(a) Beneficial Ownership Compliance.

The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  As a result, no reports are required to be filed pursuant to Section 16(a) of the Exchange Act by the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities.

Option Plans

None.

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION

Through December 31, 2013, we have not provided retirement benefits or severance or change of control benefits to Corinda Joanne Melton, Stacey McBride-Irby and Dennis P. Gauger, our “Named Executive Officers.”  Mr. Gauger was appointed as our Chief Financial Officer effective January 1, 2014, and therefore has been omitted from the following compensation tables.

The following table provides summary information for the years ended December 31, 2013 and 2012 concerning cash and non-cash compensation paid or accrued to or on behalf of all Directors and certain executive officers.

Summary Compensation Table

The following table discloses the compensation received in each of the last two fiscal years by (i) our Chief Executive Officer of the Company and (ii) the two most highly compensated executive officers or individuals in addition to the Chief Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonuses and Commissions ($)	Stock Awards ($)	Option / Warrant Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Corinda Joanne Melton (1)	2013	150,000	-	373,210	-	-	523,210
Chief Executive Officer and President	2012	150,000	-	-	-	-	150,000

Stacey McBride-Irby (2)	2013	132,000	-	296,520	-	-	428,520
Chief Product Development Officer and Director	2012	132,000	-	-	-	-	132,000

(1)           Ms. Melton was appointed as Chief Executive Officer and Director in July 2011.  Accrued and unpaid salary due Ms. Melton as of December 31, 2013 and 2012 was $143,470 and $92,941, respectively.

(2)           Ms. McBride-Irby was appointed as Chief Product Development Officer and Director in July 2011.  Accrued and unpaid salary due Ms. McBride-Irby as of December 31, 2013 and 2012 was $184,883 and $110,871, respectively.

(3)           The amounts in column (c) reflect the grant date market value of 141,334 shares of our common stock granted to Ms. Melton and 126,002 shares of our common stock granted to Ms. McBride-Irby in 2013 in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718.

(4)           Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

Board of Directors Compensation

The following table sets forth summary information concerning the compensation we paid to Directors during the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Wilma Delaney	-	139,340	-	-	-	-	139,340

Robert Hines	-	99,030	-	-	-	-	99,030

(1)           The amounts in column (c) reflect the grant date market value of 52,667 shares of our common stock granted to Ms. Delaney and 40,002 shares of our common stock granted to Mr. Hines in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718.  See also “Current Compensation of Directors” below.

Current Levels of Executive Compensation and Employment Agreements

Currently we have three executive officers, Corinda Joanne Melton, our Chief Executive Officer, Stacey McBride-Irby, our Chief Product Development Officer, and Dennis P. Gauger, our Chief Financial Officer.

In October 2011, we entered into employment agreements with Ms. Melton and Ms. McBride-Irby.  Pursuant to the agreements, Ms. Melton receives an annual base salary of $150,000, and Ms. McBride-Irby receives an annual base salary of $132,000.  The term of both agreements ends on April 1, 2014 and we intend to renew both contracts for an additional three years.  If adequate cash is not available to pay the salaries of Ms. Melton and Ms. McBride-Irby at the end of any month, their respective salaries will accrue until such time as adequate cash is available. Both employment agreements provide, however, that if the executive terminates her employment for good reason or the Company terminates the executive’s employment without cause, the executive will be entitled to receive in one lump sum payment the full remaining amount under the term of the agreement to which she would have been entitled had the agreement not been terminated.

Effective January 1, 2014, we entered into an Independent Contractor Agreement with Mr. Gauger for his services as Chief Financial Officer.  The agreement, as amended, has a term of one year, unless terminated by either party upon thirty days written notice.  We will pay Mr. Gauger annual compensation in 2014 of $120,000, $72,000 paid in our common stock and $48,000 cash compensation.  The cash compensation is payable $3,000 per month for the first six months and $5,000 per month for the next six months.  Mr. Gauger is also eligible to participate in any stock options or other benefits that may be established in the future for our executive officers.

Current Compensation of Directors

At present, the Company does not pay its Directors for attending meetings of the Board of Directors, nor does it have a standard arrangement pursuant to which Directors of the Company are compensated for any services provided as a Director.

During 2013, our directors were compensated through the issuance of shares of our common stock.   Ms. Delaney received a total of 52,667 shares of our common stock with a grant date market value of $139,340.  Mr. Hines received a total of 40,002 shares of our common stock with a grant date market value of $99,030.

Our directors who also serve as executive officers of the Company, Ms. Melton and Ms. McBride-Irby, do not receive compensation above their officer salaries for serving as directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth the number and percentage of shares of our common stock owned as of March 13, 2014 by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 13, 2014, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.  The percentage calculation of beneficial ownership is based on 1,503,270 shares of our common stock outstanding as of March 13, 2014.  Except as otherwise noted, the address of each person listed on the table is 14515 Briarhills Parkway, Suite 105, Houston, Texas 77077.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent

Officers and Directors:
Corinda Joanne Melton	147,612	9.82%
Stacey McBride-Irby	134,511	8.95%
Dennis P. Gauger	-	-
Wilma Delaney	53,585	3.56%
Robert Hines	41,939	2.79%

All Officers and Directors as a Group (5 Persons)	377,647	25.12%

Greater Than 5% Shareholders:
Trent Thompson Daniel	133,335	8.87%

Asher Enterprises, LLC	107,013	7.12%
1 Linden Place, Ste. 207
Great Neck, NY 11021

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes all transactions executed or performed in 2013 and 2012 in which we are a participant and the amount involved exceeded $120,000, as well as transactions that we deem material, and in which any related person had or will have a direct or indirect material interest.

We have entered into consulting agreements with Trent Daniel, a greater than 5% shareholder and a founder of the Company, to provide business development services, pursuant to which $204,379 cash compensation and $261,470 stock compensation were paid in 2013.  In addition $67,861 cash compensation and $200,000 stock compensation were paid to Mr. Daniel in 2012.

We have also entered into consulting agreements to provide various services with certain individuals who are related parties due to family relationships with our officers and directors.  Cash compensation totaling $105,457 and $14,900 was paid to these individuals in 2013 and 2012, respectively.  Stock compensation totaling $126,560 and $110,000 was paid to these individuals in 2013 and 2012, respectively.

We currently have two convertible debentures outstanding to two individuals who are related to our officers or directors in the principal balance of $5,000 and $12,500.  The obligations are currently past due, bear interest at 14% per annum, and are convertible into shares of our common stock.

Currently we have only three executive officers, Corinda Joanne Melton, our Chief Executive Officer, Stacey McBride-Irby, our Chief Product Development Officer, and Dennis P. Gauger, our Chief Financial Officer.  In October 2011, we entered into employment agreements with Ms. Melton and Ms. McBride-Irby.  Pursuant to the agreements, Ms. Melton receives an annual base salary of $150,000, and Ms. McBride-Irby receives an annual base salary of $132,000.  The term of both agreements ends on April 1, 2014.  If adequate cash is not available to pay the salaries of Ms. Melton and Ms. McBride-Irby at the end of any month, their respective salaries will accrue until such time as adequate cash is available. Both employment agreements provide, however, that if the executive terminates her employment for good reason or the Company terminates the executive’s employment without cause, the executive will be entitled to receive in one lump sum payment of the full remaining amount under the term of the agreement to which she would have been entitled had the agreement not been terminated.   Accrued and unpaid salary due Ms. Melton as of December 31, 2013 and 2012 was $143,470 and $92,941, respectively.  Accrued and unpaid salary due Ms. McBride-Irby as of December 31, 2013 and 2012 was $184,883 and $110,871, respectively.  In addition, during 2013, compensation paid in our common stock valued at $373,210 and $296,520 was paid to Ms. Melton and Ms. McBride-Irby, respectively.  Mr. Gauger was appointed our Chief Financial Officer effective January 1, 2014 and received no compensation in 2013.

Our directors, Wilma Delaney and Robert Hines were paid compensation in our common stock totaling $139,340 and $99,030, respectively, in 2013 and $18,000 and $38,000, respectively in 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ham, Langston & Brezina, L.L.P. served as our independent registered accounting firm from 2010 through 2013.  Effective May 3, 2013 we engaged HJ & Associates, LLC to serve as our independent registered accounting firm.  We do not expect representatives from either of Ham, Langston & Brezina, L.L.P. or HJ & Associates, LLC to be present at our next annual meeting of stockholders.

Audit Fees

The aggregate fees for professional services rendered by Ham, Langston & Brezina, L.L.P. for the annual audit of the Company’s financial statements and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q billed during the fiscal years ended December 31, 2012 and 2013, were $73,000 and $20,000, respectively.

The aggregate fees for professional services rendered by HJ & Associates, LLC for the annual audit of the Company’s financial statements and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q billed during the fiscal years ended December 31, 2012 and 2013, were $0 and $69,000, respectively.

Audit-related Fees

The aggregate fees for audit-related services rendered by Ham, Langston & Brezina, L.L.P. for consents and other assurance services billed during the fiscal years ended December 31, 2012 and 2013, were $46,000 and $20,000, respectively. These audit related services were primarily comprised of the review of financial information contained in post-effective amendments and prospective supplements to our previously outstanding registration statements.

The aggregate fees for audit-related services rendered by HJ & Associates, LLC for consents and other assurance services billed during the fiscal years ended December 31, 2012 and 2013, were $0  and $0 , respectively.

Tax Fees

The aggregate fees for tax services rendered by Ham, Langston & Brezina, L.L.P. billed during the fiscal years ended December 31, 2012 and 2013, were $0 and $0, respectively. Income tax return preparation services were provided by another firm in both years.

The aggregate fees for tax services rendered by HJ & Associates, LLC billed during the fiscal years ended December 31, 2012 and 2013, were $0 and $0, respectively. Income tax return preparation services were provided by another firm in both years

All Other Fees

There were no other fees for other services rendered by either Ham, Langston & Brezina, L.L.P. or HJ & Associates, LLC during the fiscal years ended December 31, 2012 and 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)           Financial Statements

See “Index to Financial Statements” on Page F-1.

(2)           Financial Statement Schedules

All other financial statement schedules were omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)           Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE WORLD HOLDINGS, INC.

By:           /s/ Corinda Joanne Melton
Corinda Joanne Melton
President, Chief Executive Officer,
Principal Executive Officer

April 14, 2014

By:           /s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer,
Principal Financial Officer

April 14, 2014

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors and officers of One World Holdings, Inc., do hereby constitute and appoint Corinda Joanne Melton as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Corinda Joanne Melton Corinda Joanne Melton	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Director)	April 14, 2014
/s/ Stacey McBride-Irby Stacey McBride-Irby	Chief Product Development Officer and Director	April 14, 2014
/s/ Wilma Delaney Wilma Delaney	Director	April 14, 2014
/s/ Robert Hines Robert Hines	Director	April 14, 2014

EXHIBIT INDEX

The following exhibits are filed with this Annual Report unless indicated.

Exhibit No.	Description
2.1	Share Exchange Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1/A filed with the SEC on February 13, 2012)
3.1	Articles of Incorporation, as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-KSB filed with SEC on March 31, 1998)
3.2	Certificate of Designations of Series A Preferred Stock (September 10, 1993) (Incorporated by reference from Exhibit 3.2 to Form S-1/A filed with the SEC on September 27, 2012)
3.3	Certificate of Designations of Series B and C Preferred Stock (December 19, 1997) (Incorporated by reference from Exhibits 4.1 and 4.2 to Form 8-K filed with the SEC on December 30, 1997).
3.4	Certificate of Designations of Series D Preferred Stock (August 31, 2000) (Incorporated by reference from Exhibit 3.4 to Form S-1/A filed with the SEC on September 27, 2012).
3.5	Certificate of Amendment to Articles of Incorporation (dated July 15, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011)
3.6	Certificate of Change filed Pursuant to NRS 78.209 (filed July 26, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011).
3.7	Bylaws (Incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with SEC on March 31, 1998).
10.1	Share and Debt Cancellation Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011).
10.2	Employment Agreement with Stacey McBride-Irby (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)
10.3	Employment Agreement with Corinda Joanne Melton (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011).
10.4	Consulting Agreement with Trent Daniel, dated February 1, 2011 (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed with the SEC on February 13, 2012).
10.5	Consulting Agreement with Robert Hines, dated April 1, 2011 (Incorporated by reference from Exhibit 10.9 to Form S-1/A filed with the SEC on November 6, 2012).
10.6	One World Holdings, Inc. 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.12 to our Form 8-K filed on September 26, 2013.
10.7	Form of 14% Convertible Debenture
16.1	Letter from Ham, Langston & Brezina, L.LP. dated May 8, 2013 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 10, 2013)
21.1	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*           Exhibits constituting a management contract, compensatory plan or arrangement.

**           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
One World Holdings, Inc.

We have audited the accompanying consolidated balance sheet of One World Holdings, Inc. and subsidiary as of December 31, 2013, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of One World Holdings, Inc. and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit of $9,725,808 at December 31, 2013, which together raises substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
One World Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of One World Holdings, Inc. (the “Company”), as of December 31, 2012, and the consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ham, Langston & Brezina, L.L.P.
Ham, Langston & Brezina, L.L.P.
Houston, Texas
April 15, 2013

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$6,456	$2,147
Inventories	146,488	-
Prepaid consulting services	380,860	549,147
Prepaid expenses and other current assets	21,570	-

Total current assets	555,374	551,294

Property and equipment, net	66,500	70,000
Prepaid consulting services, long-term	-	168,479
Other assets	2,701	-

Total	$624,575	$789,773

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$870,291	$624,632
Accrued interest payable	113,369	81,867
Convertible debentures, net of discount	592,095	408,719
Derivative liability	2,104,849	-
Notes payable	91,000	87,000
Current portion of long-term debt, net of discount	13,979	45,189
Stockholder advances	405,939	12,964

Total current liabilities	4,191,522	1,260,371

Long-term debt, net of current portion and discount	9,106	42,762

Total liabilities	4,200,628	1,303,133

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0025 par value, 50,000,000 shares authorized, 1,224,590 and 89,443 shares issued and outstanding, respectively	3,061	224
Unissued common stock, 39,668 and 24,167 shares, respectively	99	60
Additional paid-in capital	6,146,595	2,363,244
Accumulated deficit	(9,725,808)	(2,876,888)

Total stockholders’ deficit	(3,576,053)	(513,360)

Total	$624,575	$789,773

See notes to consolidated financial statements

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Sales	$20,549	$-

Cost of sales	16,479	-

Gross profit	4,070	-

Operating expenses:
Selling, general and administrative	3,326,817	1,148,677
Research and development	28,173	29,976
Depreciation	3,500	-

Total operating expenses	3,358,490	1,178,653

Loss from operations	(3,354,420)	(1,178,653)

Other expense:
Interest expense	619,236	79,620
Loss on derivative liability	1,879,420	-
Loss on debt settlement	995,844	-

Total other expense	3,494,500	79,620

Loss before income taxes	(6,848,920)	(1,258,273)

Provision for income taxes	-	-

Net loss	$(6,848,920)	$(1,258,273)

Net loss per common share -
basic and diluted	$(15.65)	$(15.48)

Weighted average common shares outstanding -
basic and diluted	437,745	81,280

See notes to consolidated financial statements

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Unissued		Additional Paid-In Capital	Accumulated Deficit	Total
	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2011	-	$-	78,592	$196	1,023	$3	$1,349,557	$(1,618,615)	$(268,859)
Unissued common stock issued	-	-	1,023	3	(1,023)	(3)	-	-	-
Common stock issued for services	-	-	9,828	25	24,167	60	1,013,687	-	1,013,772
Net loss	-	-	-	-	-	-	-	(1,258,273)	(1,258,273)

Balance, December 31, 2012	-	-	89,443	224	24,167	60	2,363,244	(2,876,888)	(513,360)
Unissued common stock issued	-	-	23,905	60	(23,905)	(60)	-	-	-
Unissued common stock canceled	-	-	-	-	(262)	(1)	1	-	-
Common stock issued for services	-	-	551,116	1,378	34,668	87	1,647,190	-	1,648,655
Common stock issued for conversion of debt	-	-	560,126	1,399	5,000	13	2,136,160	-	2,137,572
Net Loss	-	-	-	-	-	-	-	(6,848,920)	(6,848,920)

Balance, December 31, 2013	-	$-	1,224,590	$3,061	39,668	$99	$6,146,595	$(9,725,808)	$(3,576,053)

See notes to consolidated financial statements

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(6,848,920)	$(1,258,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,500	-
Loss on derivative liability	1,879,420	-
Amortization of prepaid consulting services	1,985,421	539,835
Amortization of debt discount to interest expense	445,979	18,254
Debt issued for services	5,000	-
Loss on debt settlement	995,844	-
(Increase) Decrease in:
Inventories	(146,488)	-
Prepaid expenses and other current assets	(21,570)	-
Other assets	(2,701)	-
Increase in:
Accounts payable and accrued expenses	245,659	329,974
Accrued interest payable	102,224	61,366
Net cash used in operating activities	(1,356,632)	(308,844)

Cash flows from investing activities - none	-	-

Cash flows from financing activities:
Bank overdraft	-	(1,575)
Proceeds from convertible debentures	945,500	268,500
Proceeds from notes payable	126,500	33,000
Proceeds from stockholder advances	431,500	11,060
Payments on convertible debentures	(84,534)	-
Payments on notes payable	(19,500)	-
Payments on stockholder advances	(38,525)	-

Net cash provided by financing activities	1,360,941	310,985

Net increase in cash	4,309	2,141

Cash, beginning of year	2,147	6
Cash, end of year	$6,456	$2,147

See notes to consolidated financial statements

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 1 – Organization and Basis of Presentation

Organization, Nature of Business

One World Holdings, Inc. (the "Company"), a Nevada Corporation, is a Houston based company focused on doll design and marketing.  Substantially all of the Company's operations are conducted through its wholly owned subsidiary, The One World Doll Project, Inc. (a Texas Corporation - "OWDPI"). OWDPI began operations on October 1, 2010, and on January 14, 2011 OWDPI was incorporated in the State of Texas.  The accompanying consolidated financial statements are presented as if OWDPI was a corporation from inception.  National Fuel and Energy, Inc. (a Texas Corporation) is a wholly owned subsidiary of the Company that has been dormant since its inception on October 1, 2010. Additionally, the reverse merger and recapitalization transaction described in Note 2 and 4 are given retroactive effect in these consolidated financial statements.

In October 2013, we received our first shipment of dolls from our manufacturer and commenced sales of dolls.  Effective the fourth quarter of 2013, we no longer consider the Company to be in the development stage.

Reverse Merger and Recapitalization

On July 21, 2011, OWDPI entered into a reverse merger with the Company.  The reverse merger, which resulted in a recapitalization of OWDPI, was achieved through a Share Exchange Agreement (the "Share Exchange") with OWDPI's stockholders.  The Company is the acquiring legal entity in the transaction, but OWDPI is the reporting entity for accounting purposes because its former stockholders emerged from the transaction with a controlling interest in the Company.  The acquisition is treated as a recapitalization of OWDPI because, prior to the transaction, the Company had no significant assets, liabilities or operations.

The recapitalization of OWDPI was achieved by exchanging each share of OWDPI for 15.2856 shares of the Company (taking into consideration a 38.214 for 1 exchange ratio followed by a 1 for 2.5 reverse split of the Company's shares).  OWDPI's stockholders received a total of 130,013,584 shares under the Share Exchange, resulting in 143,577,560 outstanding shares (after the reverse split there were 57,431,029 outstanding shares). Accordingly, OWDPI's stockholders controlled approximately 90% of the Company after the Share Exchange.

Reverse Stock Split

Stockholders holding a majority of the voting power of the outstanding voting stock of the Company, as well as the Company’s Board of Directors, acted by written consent to approve an amendment to the Company’s Articles of Incorporation dated December 30, 2013 to (a) effect a reverse stock split of the Company’s common stock by a ratio of one-for-seven hundred fifty (1:750) and (b) reduce the number of authorized shares of common stock from 1,500,000,000 to 50,000,000.  The Financial Industry Regulatory Authority (“FINRA”) approved the reverse stock split effective January 13, 2014.

The share exchange and reverse stock splits have been given retroactive effect in our consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OWDPI and National Fuel and Energy, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity date of three months or less to be cash equivalents.  Cash balances may at times exceed the federal depository insurance limit; however, we believe that risk of loss is minimal due to the strength of the financial institution in which funds are held.  We held no short-term investments considered to be cash equivalents at December 31, 2013 and 2012.

Inventories

Inventories, consisting primarily of dolls manufactured for resale, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  We currently purchase substantially all inventories from one foreign supplier, and are dependent on that supplier for substantially all merchandise inventory purchases since we commenced operations.

Prepaid Consulting Services

Fees for consulting services, generally paid through the issuance of shares of our common stock, are amortized over the life of the underlying consulting contracts.

Property and Equipment

Property and equipment is stated at cost and consists of molds and equipment used by our manufacturer to produce dolls and their accessories, including clothes, shoes, jewelry, as well as face painting masks.  Because we currently are unable to project the number of units to be manufactured from our molds, our property and equipment is depreciated over an estimated useful life of five years using the straight-line method.  At December 31, 2013, property and equipment cost was $70,000, with accumulated depreciation of $3,500.  Depreciation expense was $3,500 and $0 for the years ended December 31, 2013 and 2012, respectively.

Revenue Recognition

We record revenue from the sales of dolls and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Research and development costs for the years ended December 31, 2013 and 2012 were $28,173 and $29,976, respectively.

Advertising

Advertising costs are non-direct in nature, and are expensed in the periods in which the advertising takes place.  Advertising expense totaled $284,517 and $42,419 for the years ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2013, we believe the amounts reported for cash, accrued interest, accrued expenses, and notes payable approximate fair value because of the short-term nature of these financial instruments.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
  Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
  Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013 and 2012:

	Total	Level 1	Level 2	Level 3
December 31, 2013:
Derivative liability	$2,104,849	$-	$-	$2,104,849
Convertible debentures	592,095	-	-	592,095
Current portion of long-term debt	13,979	-	-	13,979
Long-term debt	9,106	-	-	9,106

Total liabilities measured at fair value	$2,720,029	$-	$-	$2,720,029

December 31, 2012:
Convertible debentures	$408,719	$-	$-	$408,719
Current portion of long-term debt	45,189	-	-	45,189
Long-term debt	42,762	-	-	42,762

Total liabilities measured at fair value	$496,670	$-	$-	$496,670

Income (Loss) per Share

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.

Since we had no dilutive effect of stock options and warrants for the years ended December 31, 2013 and 2012, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

Income Taxes

We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Loss

Comprehensive loss is the same as net loss for all years presented.

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the year ended December 31, 2013 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

Note 3 – Going Concern Uncertainty

The Company has incurred operating losses since inception, only recently emerged from the development stage, has limited financial resources and a working capital deficit of $3,636,148 at December 31, 2013.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $9,725,808 and a total stockholders’ deficit of $3,576,053 at December 31, 2013. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Convertible Debentures

During the years ended December 31, 2012 and 2011, the Company issued various convertible debentures for cash in the total amount of $409,500.  All debentures issued in 2011 and 2012 are unsecured and bear simple interest of 14% per annum with a one-year maturity.  The outstanding principal and interest of the debenture is convertible into shares of common stock at a conversion price of $30.00 per share. The conversion rate was based upon the market price of the Company's common stock as determined by reference to recent cash sales.  The following is a schedule of the convertible debentures outstanding as of December 31, 2012:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	8/24/11	$30.00	$100,000	$100,000	12 months	14%
Debenture 2	9/27/11	$30.00	10,000	9,219	12 months	14%
Debenture 3	10/10/11	$30.00	25,000	25,000	12 months	14%
Debenture 4	12/20/11	$30.00	6,000	6,000	12 months	14%
Debenture 5	2/17/12	$30.00	10,000	10,000	12 months	14%
Debenture 6	3/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 7	3/19/12	$30.00	5,000	5,000	12 months	14%
Debenture 8	4/29/12	$30.00	5,000	5,000	12 months	14%
Debenture 9	4/25/12	$30.00	10,000	10,000	12 months	14%
Debenture 10	7/1/12	$30.00	25,000	25,000	12 months	14%
Debenture 11	7/1/12	$30.00	25,000	25,000	12 months	14%
Debenture 12	7/21/12	$30.00	25,000	25,000	12 months	14%
Debenture 13	7/20/12	$30.00	62,000	62,000	12 months	14%
Debenture 14	7/29/12	$30.00	10,000	10,000	12 months	14%
Debenture 15	9/28/12	$30.00	25,000	25,000	12 months	14%
Debenture 16	9/1/12	$30.00	10,000	10,000	12 months	14%
Debenture 17	8/9/12	$30.00	15,000	15,000	12 months	14%
Debenture 18	10/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 19	10/31/12	$30.00	12,500	12,500	12 months	14%
Debenture 20	11/20/12	$30.00	5,000	5,000	12 months	14%
Debenture 21	11/20/12	$30.00	2,000	2,000	12 months	14%
Debenture 22	11/20/12	$30.00	2,000	2,000	12 months	14%
Debenture 23	12/11/12	$30.00	5,000	5,000	12 months	14%
Debenture 24	12/2/12	$30.00	2,500	2,500	12 months	14%
Debenture 25	2/17/12	$30.00	2,500	2,500	12 months	14%

Total at December 31, 2012			$409,500	$408,719

Under the terms of the convertible debentures issued in 2011 and 2012, the interest rate is increased to 16% if the Company fails to make payments when due.  As of December 31, 2012, the Company had failed to make required payments on convertible debentures totaling $141,000.

During the year ended December 31, 2013, the Company issued various convertible debentures in the total amount of $1,224,516: $945,500 cash; $10,000 original issue discount; $5,000 services; $203,000 for other notes payable; and $61,016 for accrued interest payable.  In addition in 2013, $84,534 cash payments were made to reduce the principal balance of convertible debentures and a total principal balance of $548,411 was extinguished through the conversion of principal to common shares of the Company.  The debentures issued in 2013 are unsecured and bear simple interest ranging from 6% to 15% per annum, with maturities ranging from six months to one year.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.15 to $30.00 per share in addition to variable discounted pricing based on the Bloomberg closing bid price or a discount of the market price.  The following is a schedule of the convertible debentures outstanding as of December 31, 2013:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	10/10/11	$30.00	25,000	25,000	12 months	16%
Debenture 2	12/20/11	$30.00	6,000	1,466	12 months	16%
Debenture 3	2/17/12	$30.00	10,000	10,000	12 months	16%
Debenture 4	3/9/12	$30.00	5,000	5,000	12 months	16%
Debenture 5	3/19/12	$30.00	5,000	5,000	12 months	16%
Debenture 6	4/29/12	$30.00	5,000	5,000	12 months	16%
Debenture 7	4/25/12	$30.00	10,000	10,000	12 months	16%
Debenture 8	10/9/12	$30.00	5,000	5,000	12 months	16%
Debenture 9	10/31/12	$30.00	12,500	12,500	12 months	16%
Debenture 10	11/15/12	$30.00	5,000	5,000	12 months	16%
Debenture 11	11/20/12	$30.00	2,000	2,000	12 months	16%
Debenture 12	12/11/12	$30.00	2,500	2,500	12 months	16%
Debenture 13	12/29/12	$30.00	2,500	2,500	12 months	16%
Debenture 14	1/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 15	2/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 16	7/11/13	Variable	21,500	21,500	12 months	12%
Debenture 17	7/23/13	Variable	62,000	62,000	9 months	8%
Debenture 18	7/26/13	Variable	78,500	78,500	12 months	8%
Debenture 19	7/29/13	$30.00	10,000	10,000	12 months	14%
Debenture 20	8/2/13	Variable	21,500	21,500	12 months	12%
Debenture 21	8/30/13	Variable	37,500	37,500	12 months	15%
Debenture 22	9/4/13	Variable	50,000	50,000	12 months	8%
Debenture 23	9/23/13	Variable	25,000	25,000	12 months	14%
Debenture 24	9/27/13	Variable	25,402	25,402	12 months	14%
Debenture 25	9/26/13	Variable	7,500	7,500	12 months	15%
Debenture 26	9/30/13	Variable	5,250	5,250	12 months	15%
Debenture 27	9/30/13	Variable	7,500	7,500	12 months	15%
Debenture 28	9/30/13	Variable	9,750	9,750	12 months	15%
Debenture 29	10/1/13	$1.50	75,000	75,000	12 months	14%
Debenture 30	10/2/13	$1.50	50,000	50,000	12 months	14%
Debenture 31	10/3/13	Variable	3,750	3,750	12 months	8%
Debenture 32	10/23/13	Variable	50,000	50,000	12 months	6%
Debenture 33	10/25/13	Variable	52,000	52,000	9 months	8%
Debenture 34	10/25/13	Variable	30,000	30,000	9 months	8%

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 35	11/6/13	$1.50	50,000	50,000	12 months	14%
Debenture 36	11/29/13	Variable	30,000	30,000	6 months	15%
Debenture 37	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 38	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 39	12/2/13	Variable	25,000	25,000	6 months	15%
Debenture 40	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 41	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 42	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 43	12/2/13	Variable	1,475	1,475	6 months	15%
Debenture 44	12/30/13	$0.15	10,000	10,000	6 months	14%
Debenture 45	8/14/13	$1.875	100,000	100,000	12 months	14%
Debenture 46	2/24/12	Variable	11,268	11,268	12 months	15%

Total at December 31, 2013			$1,004,823	$1,000,289
Less discount				(408,194)

				$592,095

We evaluated the convertible debentures in accordance with ASC Topic 815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. We elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. We elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings.  We recorded a derivative liability representing the imputed interest associated with the embedded derivative.  The debt discount is amortized over the life of the note and recognized as interest expense.  For the year ended December 31, 2013, we amortized debt discount of $445,979 to interest expense. The derivative liability is adjusted periodically according to the stock price fluctuations and was $2,104,849 at December 31, 2013.  For purpose of estimating the fair value of the convertible debentures, we used the Black Scholes option valuation model.

At December 31, 2013, the convertible debentures and related accrued interest payable were convertible into approximately 7,963,000 shares of our common stock.

	Derivative Liability	Debt Discount	Gain (Loss) on Derivative Liability

Derivative liability at inception of new convertible debt	$1,269,103	$(499,260)	$(769,843)
Conversion of convertible debt	(982,668)	(354,913)	708,837
Loss on derivative liability	1,818,414	-	(1,818,414)
Amortization of debt discount to interest expense	-	445,979	-

Balance at December 31, 2013	$2,104,849	$(408,194)	$(1,879,420)

The significant assumptions used in the Black Scholes valuation as of December 31, 2013 are as follows:

Stock price at valuation: $3.00

Conversion prices ranging from $0.075 to $1.50

Years to maturity ranging from .25 to .81

Risk free interest rates ranging from: .07% to .14%

Volatility ranging from: 323.27 to 555.81

The change in derivative liability recognized as a loss in our financial statements for the year ended December 31, 2013 was $1,879,420.

Accrued interest payable for the convertible debentures was $52,209 and $35,470 as of December 31, 2013 and 2012, respectively.

Note 5 – Notes Payable

As of December 31, 2013, we had short-term notes payable to four individuals totalling $91,000.  These notes are payable to non-related parties and bear interest at 16% per annum.

As of December 31, 2012, we had short-term notes payable to five individuals totalling $87,000.  Of this amount, $33,000 was payable to an officer of the Company.  The notes bear interest at rates ranging from 15% to 16% per annum.

Note 6 – Stockholder Advances

Since the inception of the Company, we have relied on cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At December 31, 2013 and 2012, stockholder advances totalled  $405,939 and $12,964, respectively.

Note 7 – Long-Term Debt

Our long-term debt consisted of the following at December 31:

	2013	2012

Note payable to an individual due July 20, 2016, interest at 14%	$30,000	$30,000
Note payable to an individual due July 20, 2016, interest at 14%	-	30,000
Note payable to an individual due July 20, 2016, interest at 14%	-	30,000
Note payable to an individual due April 14, 2015, interest at 14%	-	40,000
Total	30,000	130,000
Less discount	(6,915)	(42,049)
Net	23,085	87,951
Current portion	13,979	45,189

Long-term portion	$9,106	$42,762

The long-term debt has been recorded net of a discount for the value assigned to shares of our common stock and detachable warrants issued in connection with the origination of the notes.  The discount is amortized to interest expense over the term of the notes.  Pursuant to an Amendment to Security Agreement, the warrants were subsequently cancelled.

Payment terms for the $30,000 notes payable are $350 per month for six months and $698 per month for sixty months, including interest.  Payment terms for the $40,000 note are $467 per month for six months and $1,210 per month for forty-two months, including interest.  We are in default on the remaining $30,000 note payable at December 31, 2013 due to our failure to make timely payments in accordance with the terms of the note agreement.

During 2013, long-term debt totalling $100,000 was purchased by other entities that converted the obligations into into convertible debentures.

Note 8 – Stockholders’ Deficit

As discussed in Note 1, stockholders holding a majority of the voting power of the our outstanding voting stock, as well as our Board of Directors, approved an amendment to our Articles of Incorporation dated December 30, 2013 to (a) effect a reverse stock split of our common stock by a ratio of one-for-seven hundred fifty (1:750) and (b) reduce the number of authorized shares of common stock from 1,500,000,000 to 50,000,000.  The Financial Industry Regulatory Authority (“FINRA”) approved the reverse stock split effective January 13, 2014, and the reverse stock split has been given retroactive effect in our consolidated financial statements for all periods presented.

During the year ended December 31, 2013, we issued a total of 1,135,147 shares of our common stock and at December 31, 2013 had 39,668 unissued common shares: 23,905 shares at par value to extinguish an obligation for unissued common shares; 551,116 issued shares and 34,668 unissued shares for services with a total value of $1,648,655; and 560,126 issued shares and 5,000 unissued shares for conversion of debt with a total value of $2,137,572.  We also cancelled 262 unissued common shares at par value.

During the year ended December 31, 2012, we issued a total of 10,851 shares of our common stock and at December 31, 2013 had 24,167 unissued common shares: 1,023 shares at par value to extinguish an obligation for unissued common shares and 9,828 shares issued shares and 24,167 unissued common shares for services with a total value of $1,013,772.

Note 9 – Consulting Agreements

We have entered into various consulting agreements for financial and business development services to the Company.  Certain of these consulting agreements provide for cash compensation to the consultants; however, most are based on issuances of shares of our common stock in exchange for services.

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided between January 1, 2011 and December 31, 2013. There were no specified performance requirements and no provision in the agreements for return of the shares.  During the years ended December 31, 2013 and 2012, total compensation expense paid in common shares was $1,648,655 and $1,013,772, respectively.  Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.   As of December 31, 2013, the unamortized compensation paid in common shares was $380,860, reported as a current asset, prepaid consulting services, on our consolidated balance sheet.  As of December 31, 2012, the unamortized compensation paid in common shares was $717,626, $549,147 reported as prepaid consulting services, a current asset, and $168,479 reported as prepaid consulting services, long-term, a long-term asset on our consolidated balance sheet.

Note 10 – Related Party Transactions

Several of the consulting agreements discussed in Note 9 are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  Of the total compensation expense paid in common shares during the years ended December 31, 2013 and 2012, the following amounts were paid to related parties:

	Year Ended December 31
	2013	2012

Executive officers	$669,730	$-
Directors	238,370	-
Founder, stockholder	261,470	-
Family of officers and directors	126,560	110,000

Total related parties	$1,296,130	$110,000

As discussed above, the compensation expense paid in stock is calculated based on the market price of the common stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the years ended December 31, 2013 and 2012:

	Year Ended December 31
	2013	2012

Founder, stockholder	$204,379	$67,861
Family of officers and directors	105,457	15,125

Total related parties	$309,836	$82,986

As of December 31, 2013 and 2012, we had convertible debentures of $5,000 and $12,500 payable to two family members of our executive officers.  The outstanding principal and interest are convertible into shares of our common stock at a conversion price of $30 per share.

As of December 31, 2012, we had a $33,000 short-term promissory note payable to one of our executive officers.  During the year ended December 31, 2013, this note was purchased by another investor and exchanged for a convertible debenture.

As of December 31, 2012, we had a $40,000 long-term promissory note payable to a family member of one of our executive officers.  During the year ended December 31, 2013, this note was purchased by another investor and exchanged for a convertible debenture.

Accrued interest payable to these related parties totaled $14,821 and $14,567 at December 31, 2013 and 2012, respectively.

Note 11 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets (liabilities) are comprised of the following at December 31:

	2013	2012

Net operating loss carry forwards	$1,077,800	$490,715
Related party accrued expenses	227,200	-
Depreciation	(14,200)	-
Other	2,100	-
	1,292,900	490,715
Valuation allowance	(1,292,900)	(490,715)

Net deferred taxes	$-	$-

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate were applied to pre-tax loss for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012

Income tax benefit at statutory rate	$2,671,100	$427,813
Services paid with common stock	(777,500)	(183,544)
Interest and amortization	(175,900)	(27,071)
Loss on settlement of debt	(388,400)	-
Loss on derivative	(733,000)	-
Related party accruals	(92,000)	-
Depreciation	14,200	-
Other	(3,600)	(19)
Change in valuation allowance	(514,900)	(217,179)

	$-	$-

At December 31, 2013, we had a net operating loss carry forward available to offset future taxable income of approximately $2,764,000, which will expire at various dates through December 31, 2033.  If substantial changes in our ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward that could be utilized.

FASB ASC Topic 718-740, Income Taxes, requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 718-740.  We have no unrecognized tax benefit that would affect the effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in our statements of under general and administrative expenses.  As of December 31, 2013 and 2012, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction.  All U.S. federal net operating loss carry forwards through the year ended December 31, 2013 are subject to examination.

Note 12 – Supplemental Statement of Cash Flows Information

During the years ended December 31, 2013 and 2012, we paid no amounts for income taxes.

During the years ended December 31, 2013 and 2012, we paid $53,595 and $0 for interest expense, respectively.

During the year ended December 31, 2013, we had the following non-cash investing and financing activities:

  Increased prepaid consulting services by $1,648,655, increased common stock by $1,378, increased unissued common stock by $87, and increased additional paid-in capital by $1,647,190 for shares of common stock issued for consulting services.
  Increased common stock and decreased unissued common stock by $60 for the issuance of previously unissued common stock.
  Increased additional paid-in capital and decreased unissued common stock by $1 for the cancellation of unissued common stock.
  Decreased accrued interest payable by $9,706, decreased derivative liability by $631,405, decreased convertible debentures by $1,496,461, increased common stock by $1,399, increased unissued common stock by $13 and increased additional paid-in capital by $2,136,160 for the issuance of common stock in conversion of debt.
  Decreased notes payable by $103,000 and long-term debt by $100,000 and increased convertible debentures by $203,000 for indebtedness exchanged for convertible debentures.
  Decreased accrued interest payable by $61,016 and increased convertible debentures by $61,016 for accrued interest exchanged for convertible debentures.
  Increased debt discount and derivative liability by $875,662.
We had no non-cash financing and investing activities during the year ended December 31, 2012.

Note 13 – Contingencies

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  Management, along with the assistance of counsel, will determine the ultimate disposition and potential impact of these matters on our financial condition, liquidity or results of operations.  As of December 31, 2013, there were no pending claims or legal actions in which the Company was involved.

Note 14 – Operating Lease

We lease our offices pursuant to a three-year operating lease that commenced December 1, 2013 and expires November 30, 2016.  The base rent for the period of December 1, 2013 to November 30, 2014 is $2,546 per month, for the period of December 1, 2014 to November 30, 2015 is $2,624 per month, and for the period of December 1, 2015 to November 30, 2016 is $2,701 per month.  Rent expense for the year ended December 31, 2013 was $5,332.

Note 15 – Subsequent Events

As more fully discussed in Note 1, we effected a reverse stock split of the Company’s common stock by a ratio of one-for-seven hundred fifty (1:750) and (b) reduce the number of authorized shares of common stock from 1,500,000,000 to 50,000,000.  The Financial Industry Regulatory Authority (“FINRA”) approved the reverse stock split effective January 13, 2014.

To fund our operations subsequent to December 31, 2013, we incurred additional indebtedness totaling $281,000, consisting of convertible promissory notes totaling $201,000 and short-term promissory notes and advances totaling $80,000.

Subsequent to December 31, 2013, we repaid indebtedness totaling $98,726.

Subsequent to December 31, 2013, we have issued a total of 20,632,129 shares of our common stock: 39,668 shares for unissued common shares; 388 shares for rounding of reverse split shares; 16,200,000 shares to our founder, officers and directors for services valued at $972,000; 340,000 shares for consulting services valued at $20,400; and 4,052,073 shares for debt conversion of $60,529.

Subsequent to December 31, 2013, an investor exercised a contractual right to reset the conversion price of a December 2013 debt conversion, resulting in the principal amount of the related convertible debt increasing from $30,000 to $47,455.