Form 10-K/A
period 2013-12-31
ONE WORLD HOLDINGS, INC.
filed 2014-05-01
CIK 1017616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-K/A

(Amendment No. 1)

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE.

None.

EXPLANATORY NOTE

One World Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Annual Report”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on April 14, 2014 (the “Original Filing”). The Company is filing this Annual Report on Form 10-K/A solely to correct certain errors to the cover sheet in the Original Filing.

No other changes have been made to the Original Filing other than the change to the cover page.  This Form 10-K/A does not reflect events occurring after the filing date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE WORLD HOLDINGS, INC.

By:	/s/Corinda Joanne Melton
Corinda Joanne Melton
President, Chief Executive Officer,
Principal Executive Officer

May 1, 2014

By:	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer,
Principal Financial Officer

May 1, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Corinda Joanne Melton Corinda Joanne Melton	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Director)	May 1, 2014
/s/ Stacey McBride-Irby* Stacey McBride-Irby	Chief Product Development Officer and Director	May 1, 2014
/s/ Wilma Delaney* Wilma Delaney	Director	May 1, 2014
/s/ Robert Hines* Robert Hines	Director	May 1, 2014

*By Corinda Joanne Melton, pursuant to power of attorney granted to Ms. Melton in the Original Filing.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350