Form 10-Q
period 2014-03-31
ONE WORLD HOLDINGS, INC.
filed 2014-05-19
CIK 1017616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 001-13869

ONE WORLD HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0429198
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

14515 Briarhills Parkway, Suite 105, Houston, Texas	77077
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 940-8534

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                                No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒                                No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐                              No ☒

As of May 15, 2014 there were 25,880,330 outstanding shares of the registrant’s common stock.

ONE WORLD HOLDINGS, INC.

FORM 10-Q INDEX
QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2014
	(Unaudited)	December 31, 2013
ASSETS

Current assets:
Cash	$4,371	$6,456
Inventories	144,690	146,488
Prepaid consulting services	238,393	380,860
Prepaid expenses and other current assets	17,257	21,570
Total current assets	404,711	555,374

Property and equipment, net	63,000	66,500
Other assets	2,701	2,701

Total	$470,412	$624,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,028,040	$870,291
Accrued interest payable	162,893	113,369
Convertible debentures, net of discount	856,602	592,095
Derivative liability	1,886,285	2,104,849
Notes payable	121,000	91,000
Current portion of long-term debt, net of discount	15,928	13,979
Stockholder advances	400,939	405,939
Total current liabilities	4,471,687	4,191,522

Long-term debt, net of current portion and discount	7,157	9,106

Total liabilities	4,478,844	4,200,628

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.0025 par value, 50,000,000 shares authorized, 1,916,643 and 1,224,590 shares issued and outstanding, respectively	4,792	3,061
Unissued common stock, 39,668 shares	99	99
Additional paid-in capital	6,466,800	6,146,595
Accumulated deficit	(10,480,123)	(9,725,808)
Total stockholders’ deficit	(4,008,432)	(3,576,053)

	$470,412	$624,575

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Sales	$2,293	$-

Cost of sales	3,010	-

Gross margin (loss)	(717)	-

Operating expenses:
Selling, general and administrative	545,771	387,199
Research and development	1,290	750
Depreciation	3,500	-

Total operating expenses	550,561	387,949

Loss from operations	(551,278)	(387,949)

Other income (expense):
Interest expense	(414,947)	(45,393)
Gain (loss) on derivative liability	166,080	(10,143)
Gain (loss) on debt settlement	45,830	(178,448)

Total other expense	(203,037)	(233,984)

Loss before income taxes	(754,315)	(621,933)
Provision for income taxes	-	-

Net loss	$(754,315)	$(621,933)

Net loss per common share – basic and diluted	$(0.52)	$(5.48)

Weighted average number of common shares outstanding -
basic and diluted	1,448,401	113,591

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(754,315)	$(621,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,500	-
Amortization of debt discount to interest expense	298,173	15,586
Common stock issued for services	35,000	188,391
(Gain) loss on derivative liability	(166,080)	10,143
(Gain) loss on debt settlement	(45,830)	178,448
Changes in operating assets and liabilities:
Decrease in inventories	1,798	-
Decrease in prepaid consulting services	202,467	-
Decrease in prepaid assets and other current assets	4,313	-
Increase in accounts payable and accrued expenses	157,749	28,935
Increase in accrued interest payable	49,707	29,808

Net cash used in operating activities	(213,518)	(170,622)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible debentures	251,000	55,000
Proceeds from notes payable	30,000	10,000
Proceeds from issuance of stock	-	100,000
Proceeds from stockholder advances	-	5,500
Payments on convertible debentures	(64,567)	-
Payments on stockholder advances	(5,000)	-

Net cash provided by financing activities	211,433	170,500

Net decrease in cash	(2,085)	(122)
Cash, beginning of the period	6,456	2,147

Cash, end of the period	$4,371	$2,025

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Organization, Nature of Business

One World Holdings, Inc. (the "Company"), a Nevada Corporation, is a Houston based company focused on doll design and marketing.  Substantially all of the Company's operations are conducted through its wholly owned subsidiary, The One World Doll Project, Inc. (a Texas Corporation - "OWDPI"). OWDPI began operations on October 1, 2010, and on January 14, 2011. OWDPI was incorporated in the State of Texas.  The accompanying consolidated financial statements are presented as if OWDPI was a corporation from inception.  National Fuel and Energy, Inc. (a Texas Corporation) is a wholly owned subsidiary of the Company that has been dormant since its inception on October 1, 2010. Additionally, on July 21, 2011 we completed a reverse merger whereby OWDPI was recapitalized and became the reporting entity for accounting purposes.  In October 2013, we received our first shipment of dolls from our manufacturer and commenced sales of dolls.  Effective the fourth quarter of 2013, we no longer consider the Company to be in the development stage.

Reverse Stock Split

Stockholders holding a majority of the voting power of the outstanding voting stock of the Company, as well as the Company’s Board of Directors, acted by written consent to approve an amendment to the Company’s Articles of Incorporation dated December 30, 2013 to (a) effect a reverse stock split of the Company’s common stock by a ratio of one-for-seven hundred fifty (1:750) and (b) reduce the number of authorized shares of common stock from 1,500,000,000 to 50,000,000.  The Financial Industry Regulatory Authority (“FINRA”) approved the reverse stock split effective January 13, 2014.  The reverse stock split has been given retroactive effect in our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OWDPI and National Fuel and Energy, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The interim financial information of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2013 have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception, only recently emerged from the development stage, and has limited financial resources and a working capital deficit of $4,066,976 at March 31, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $10,480,123 and a total stockholders’ deficit of $4,008,432 at March 31, 2014. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2014 and December 31, 2013, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
March 31, 2014:
Derivative liability	$1,886,285	$-	$-	$1,886,285
Convertible debentures	856,602	-	-	856,602
Current portion of long-term debt	15,928	-	-	15,928
Long-term debt, net of current portion	7,157	-	-	7,157

Total liabilities measured at fair value	$2,765,972	$-	$-	$2,765,972

	Total	Level 1	Level 2	Level 3
December 31, 2013:
Derivative liability	$2,104,849	$-	$-	$2,104,849
Convertible debentures	592,095	-	-	592,095
Current portion of long-term debt	13,979	-	-	13,979
Long-term debt, net of current portion	9,106	-	-	9,106

Total liabilities measured at fair value	$2,720,029	$-	$-	$2,720,029

NOTE 4 – INCOME (LOSS) PER SHARE

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.

Since we had no dilutive effect of stock options and warrants for the three months ended March 31, 2014 and 2013, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

NOTE 5 – CONVERTIBLE DEBENTURES

During the three months ended March 31, 2014 and the years ended December 31, 2013, 2012 and 2011, the Company issued various convertible debentures.  The debentures are generally unsecured and bear interest ranging from 6% to 22% per annum, with maturities ranging from two months to one year.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.15 to $30.00 per share or variable discounted pricing based on the market price of the Company’s common stock.  The following is a schedule of the convertible debentures outstanding as of March 31, 2014:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	10/10/11	$30.00	25,000	25,000	12 months	16%
Debenture 2	12/20/11	$30.00	6,000	1,466	12 months	16%
Debenture 3	2/17/12	$30.00	10,000	10,000	12 months	16%
Debenture 4	3/9/12	$30.00	5,000	5,000	12 months	16%
Debenture 5	3/19/12	$30.00	5,000	5,000	12 months	16%
Debenture 6	4/29/12	$30.00	5,000	5,000	12 months	16%
Debenture 7	4/25/12	$30.00	10,000	10,000	12 months	16%
Debenture 8	10/9/12	$30.00	5,000	5,000	12 months	16%
Debenture 9	10/31/12	$30.00	12,500	12,500	12 months	16%
Debenture 10	11/15/12	$30.00	5,000	5,000	12 months	16%
Debenture 11	11/20/12	$30.00	2,000	2,000	12 months	16%
Debenture 12	12/11/12	$30.00	2,500	2,500	12 months	16%
Debenture 13	12/29/12	$30.00	2,500	2,500	12 months	16%
Debenture 14	1/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 15	2/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 16	7/11/13	Variable	21,500	21,500	12 months	12%
Debenture 17	7/23/13	Variable	62,000	62,000	9 months	8%
Debenture 18	7/29/13	$30.00	10,000	10,000	12 months	14%
Debenture 19	8/2/13	Variable	21,500	21,500	12 months	12%
Debenture 20	8/30/13	Variable	37,500	37,500	12 months	15%
Debenture 21	9/4/13	Variable	50,000	50,000	12 months	8%
Debenture 22	9/23/13	Variable	25,000	25,000	12 months	14%
Debenture 23	9/27/13	Variable	25,402	21,546	12 months	14%
Debenture 24	9/26/13	Variable	7,500	7,500	12 months	15%
Debenture 25	9/30/13	Variable	5,250	5,250	12 months	15%
Debenture 26	9/30/13	Variable	7,500	7,500	12 months	15%
Debenture 27	9/30/13	Variable	9,750	9,750	12 months	15%
Debenture 28	10/1/13	$1.50	75,000	75,000	12 months	14%
Debenture 29	10/2/13	$1.50	50,000	50,000	12 months	14%
Debenture 30	10/3/13	Variable	3,750	3,750	12 months	8%
Debenture 31	10/23/13	Variable	50,000	50,000	12 months	6%
Debenture 32	10/25/13	Variable	52,000	52,000	9 months	8%
Debenture 33	10/25/13	Variable	30,000	47,455	9 months	8%
Debenture 34	11/6/13	$1.50	50,000	50,000	12 months	14%
Debenture 35	11/29/13	Variable	30,000	30,000	6 months	15%
Debenture 36	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 37	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 38	12/2/13	Variable	25,000	25,000	6 months	15%
Debenture 39	12/2/13	Variable	1,475	1,475	6 months	15%
Debenture 40	12/30/13	$0.15	10,000	10,000	6 months	14%
Debenture 41	8/14/13	$1.875	100,000	100,000	12 months	14%
Debenture 42	2/24/12	Variable	11,268	11,268	12 months	15%
Debenture 43	1/12/14	Variable	26,000	26,000	2 months	22%
Debenture 44	1/12/14	Variable	60,000	60,000	13 months	12%
Debenture 45	3/20/14	$0.06	10,000	10,000	12 months	18%
Debenture 46	3/25/14	$0.06	10,000	10,000	12 months	18%
Debenture 47	3/28/14	$0.06	55,000	55,000	12 months	18%
Debenture 48	1/27/14	Variable	53,000	53,000	9 months	8%
Debenture 49	1/20/14	$.0025	10,000	10,000	12 months	14%
Debenture 50	2/10/14	$0.06	8,000	8,000	12 months	14%
Debenture 51	2/18/14	$0.06	5,000	5,000	12 months	14%

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 52	3/17/14	$0.06	25,000	25,000	12 months	18%
Debenture 53	2/3/14	$0.06	50,000	50,000	12 months	18%
Debenture 54	6/23/13	$0.001	35,000	17,500	6 months	10%
Debenture 55	6/23/13	$0.001	17,500	17,500	6 months	10%

Total at December 31, 2013				$1,277,960
Less discount				(421,358)

				$856,602

The following is a schedule of the convertible debentures outstanding as of December 31, 2013:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	10/10/11	$30.00	25,000	25,000	12 months	16%
Debenture 2	12/20/11	$30.00	6,000	1,466	12 months	16%
Debenture 3	2/17/12	$30.00	10,000	10,000	12 months	16%
Debenture 4	3/9/12	$30.00	5,000	5,000	12 months	16%
Debenture 5	3/19/12	$30.00	5,000	5,000	12 months	16%
Debenture 6	4/29/12	$30.00	5,000	5,000	12 months	16%
Debenture 7	4/25/12	$30.00	10,000	10,000	12 months	16%
Debenture 8	10/9/12	$30.00	5,000	5,000	12 months	16%
Debenture 9	10/31/12	$30.00	12,500	12,500	12 months	16%
Debenture 10	11/15/12	$30.00	5,000	5,000	12 months	16%
Debenture 11	11/20/12	$30.00	2,000	2,000	12 months	16%
Debenture 12	12/11/12	$30.00	2,500	2,500	12 months	16%
Debenture 13	12/29/12	$30.00	2,500	2,500	12 months	16%
Debenture 14	1/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 15	2/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 16	7/11/13	Variable	21,500	21,500	12 months	12%
Debenture 17	7/23/13	Variable	62,000	62,000	9 months	8%
Debenture 18	7/26/13	Variable	78,500	78,500	12 months	8%
Debenture 19	7/29/13	$30.00	10,000	10,000	12 months	14%
Debenture 20	8/2/13	Variable	21,500	21,500	12 months	12%
Debenture 21	8/30/13	Variable	37,500	37,500	12 months	15%
Debenture 22	9/4/13	Variable	50,000	50,000	12 months	8%
Debenture 23	9/23/13	Variable	25,000	25,000	12 months	14%
Debenture 24	9/27/13	Variable	25,402	25,402	12 months	14%
Debenture 25	9/26/13	Variable	7,500	7,500	12 months	15%
Debenture 26	9/30/13	Variable	5,250	5,250	12 months	15%
Debenture 27	9/30/13	Variable	7,500	7,500	12 months	15%
Debenture 28	9/30/13	Variable	9,750	9,750	12 months	15%
Debenture 29	10/1/13	$1.50	75,000	75,000	12 months	14%
Debenture 30	10/2/13	$1.50	50,000	50,000	12 months	14%
Debenture 31	10/3/13	Variable	3,750	3,750	12 months	8%
Debenture 32	10/23/13	Variable	50,000	50,000	12 months	6%

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 33	10/25/13	Variable	52,000	52,000	9 months	8%
Debenture 34	10/25/13	Variable	30,000	30,000	9 months	8%
Debenture 35	11/6/13	$1.50	50,000	50,000	12 months	14%
Debenture 36	11/29/13	Variable	30,000	30,000	6 months	15%
Debenture 37	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 38	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 39	12/2/13	Variable	25,000	25,000	6 months	15%
Debenture 40	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 41	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 42	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 43	12/2/13	Variable	1,475	1,475	6 months	15%
Debenture 44	12/30/13	$0.15	10,000	10,000	6 months	14%
Debenture 45	8/14/13	$1.875	100,000	100,000	12 months	14%
Debenture 46	2/24/12	Variable	11,268	11,268	12 months	15%

Total at December 31, 2013				$1,000,289
Less discount				(408,194)

				$592,095

We evaluated the convertible debentures in accordance with ASC Topic 815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes with variable conversion prices were not afforded the exemption for conventional convertible instruments due to their variable conversion rates.  The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. We elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. We elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings.  We recorded a derivative liability and debt discount representing the imputed interest associated with the embedded derivative.

For those convertible debentures with fixed conversion prices, we recorded a beneficial conversion feature at the inception of the debt to additional paid-in capital and to debt discount where the conversion price was less that the market price of the stock.

The debt discount is amortized over the life of the note and recognized as interest expense.  For the three months ended March 31, 2014 and 2013, we amortized debt discount of $298,173 and $15,586, respectively, to interest expense.  The derivative liability is adjusted periodically according to the stock price fluctuations and was $1,886,285 and $2,104,849 at March 31, 2014 and December 31, 2013, respectively.  For purpose of estimating the fair value of the convertible debentures, we used the Black Scholes option valuation model.

At March 31, 2014, the convertible debentures and related accrued interest payable were convertible into approximately 22,257,000 shares of our common stock.

During the three months ended March 31, 2014, we had the following activity in the accounts related to the convertible debentures:

	Derivative Liability	Debt Discount	Gain (Loss) on Derivative Liability	Gain on Extinguishment of Debt	Interest Expense

Balance at December 31, 2013	$2,104,849	$(408,194)
Adjustment to derivative liability	(400,580)	-	$400,580	$-	$-
New debt – debt discount	407,500	(173,000)	(234,500)	-
New debt – original issue discount		(1,000)		-
New debt – beneficial conversion feature		(172,908)		-
Amortization of debt discount to interest expense	-	298,173	-	-	(298,173)
Debt conversions and repayments	(225,484)	35,571	-	45,830	-

Balance at March 31, 2014	$1,886,285	$(421,358)	$166,080	$45,830	$(298,173)

In estimating the fair value of the derivatives and calculating the adjustment to the derivative liability during the three months ended March 31, 2014, we used the Black-Scholes pricing model with the following range of assumptions:

Risk-free interest rate	0.05 – 0.13%
Expected life in years	0.17 - 0.87
Dividend yield	0%
Expected volatility	463.42 – 623.00%

As indicated in the schedule of convertible debentures as of March 31, 2014, several of the convertible debentures are delinquent.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.

NOTE 6 – NOTES PAYABLE

As of March 31, 2014, we had short-term notes payable to seven individuals totalling $121,000.  These notes are unsecured, payable to non-related parties and bear interest ranging from 0% to 16% per annum.

As of December 31, 2013, we had short-term notes payable to four individuals totalling $91,000.  These notes are unsecured, payable to non-related parties and bear interest at 16% per annum.

NOTE 7 – STOCKHOLDER ADVANCES

Since the inception of the Company, we have relied on cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At March 31, 2014 and December 31, 2013, stockholder advances totalled  $400,939 and $405,939, respectively.

NOTE 8 – LONG-TERM DEBT

Our long-term debt at March 31, 2014 and December 31, 2013 consisted of an unsecured note payable to an individual due July 30, 2016, with interest at 14% per annum.  The long-term debt has been recorded net of a discount of $5,946 and $6,915 at March 31, 2014 and December 31, 2013, respectively, for the value assigned to shares of our common stock and detachable warrants issued in connection with the origination of the notes.  The discount is amortized to interest expense over the term of the notes.  Pursuant to an Amendment to Security Agreement, the warrants were subsequently cancelled.

Payment terms for the $30,000 note payable are $350 per month for six months and $698 per month for sixty months, including interest. We are in default on the $30,000 note payable at March 31, 2014 due to our failure to make timely payments in accordance with the terms of the note agreement.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

During the three months ended March 31, 2014, we issued a total of 692,053 shares of our common stock and at March 31, 2014 had 39,668 unissued common shares.  We issued 388 shares valued at $1 for rounding in the reverse stock split and 691,665 shares with a total value of $149,028 for conversion of debt.

During the three months ended March 31, 2013, we issued a total of 26,535 shares of our common stock and at March 31, 2013 had 3,999 unissued common shares.  We issued 24,167 shares at par value for 24,167 unissued common shares, 2,000 shares valued at $60,000 for services, and 368 shares and 3,999 unissued common shares with a total value of $250,914 for conversion of debt.

During the three months ended March 31, 2013, we issued 200,000 shares of preferred stock for $100,000 cash.  The preferred shares were cancelled later in 2013.

NOTE 10 – PREPAID CONSULTING SERVICES

We have entered into various consulting agreements for financial and business development services to the Company.  Certain of these consulting agreements provide for cash compensation to the consultants; however, most are based on issuances of shares of our common stock in exchange for services.

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided. There were no specified performance requirements and no provision in the agreements for return of the shares.  During the three months ended March 31, 2014 and 2013, total compensation expense paid in common shares was $0 and $60,000, respectively.  Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.   As of March 31, 2014 and December 31, 2013, the unamortized compensation was $238,393 and $380,860, respectively, reported as a current asset, prepaid consulting services, on our consolidated balance sheet.

NOTE 11– RELATED PARTY TRANSACTIONS

Several of the consulting agreements discussed in Note 10 are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  No compensation expense was paid in common shares to related parties during the three months ended March 31, 2014 and 2013.

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the three months ended March 31, 2014 and 2013:

	2014	2013

Founder, stockholder	$18,229	$42,786

Family of officers and directors	23,650	3,292

Total related parties	$41,879	$46,078

As of March 31, 2014, we had convertible debentures of $5,000, $12,500 and $50,000 payable to three family members of our executive officers.  As of December 31, 2013, we had convertible debentures of $5,000 and $12,500 payable to two family members of our executive officers.  The outstanding principal and interest are convertible into shares of our common stock at a conversion prices ranging from $0.06 to $30 per share.

Accrued interest payable to these related parties totaled $16,499 and $14,821 at March 31, 2014 and December 31, 2013, respectively.

NOTE 12 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2014 and 2013, we made no cash payments for income taxes.

During the three months ended March 31, 2014 and 2013, we made cash payments for interest totaling $36,477 and $0, respectively.

During the three months ended March 31, 2014, we had the following non-cash financing and investing activities:

•	Increased convertible debentures and prepaid consulting services by $60,000.

•	Increased additional paid-in capital and debt discount by $172,908 for beneficial conversion feature of convertible notes payable.

•	Increased common stock and decreased additional paid-in capital by $1 for rounding up of shares in reverse stock split.

•	Increased debt discount and derivative liability by $173,000.

•
Decreased accrued interest payable by $183, decreased convertible debentures by $22,217, decreased debt discount by $8,911, decreased derivative liability by $124,501, increased common stock by $1,730 and increased additional paid-in capital by $147,298 for common shares issued in conversion of debt.

During the three months ended March 31, 2013, we had the following non-cash financing and investing activities:

•	Increased debt discount and derivative liability by $50,301.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2014 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS

To fund our operations subsequent to March 31, 2014, we incurred additional indebtedness totaling $139,632, consisting of convertible debentures totaling $135,632 and short-term advances of $4,000.

Subsequent to March 31, 2014, we issued a total of 23,963,687 shares of our common stock: 39,668 shares for unissued common shares; 16,200,000 shares to our founder, officers and directors for services valued at $972,000; 340,000 shares for consulting services valued at $20,400; and 7,384,019 shares for debt conversion of $68,529.

On May 12, 2014, the Board of Directors of the Company adopted and approved the One World Holdings Inc. 2014 Stock Option and Stock Award Plan (the “Plan”).  Also, the holders of a majority of the Company’s outstanding common stock voted to approve and authorize adoption of the Plan.  A total of 2,000,000 shares of our common stock are available for issuance under the Plan.  Under the Plan, we may issue options, including incentive stock options and non-statutory stock options, restricted stock grants, or stock appreciation rights.  Awards under the Plan may be granted to employees, consultants, directors and individuals who meet the requirements defined in the Plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “One World,” “we,” “our” or “us” refer to One World Holdings, Inc., unless the context otherwise indicates.

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

Going Concern Uncertainty

The Company has incurred operating losses since inception, only recently emerged from the development stage, has limited financial resources and a working capital deficit of $4,066,976 at March 31, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $10,480,123 and a total stockholders’ deficit of $4,008,432 at March 31, 2014. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

Sales of our dolls began in October 2013, and we had total sales of $2,293 for the three months ended March 31, 2014 and $0 for the three months ended March 31, 2013.

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Cost of sales for the three months ended March 31, 2014 was $3,010, resulting in a gross loss for the period of $717.  We had no cost of sales in the three months ended March 31, 2013.

Operating Expenses

Our selling, general and administrative expenses increased $158,572 to $545,771 in the three months from $387,199 in the three months ended March 31, 2013.   The increase in these expenses in the current year is due to the activities incurred to market the sales of our dolls in the first quarter of 2014 and ongoing efforts to raise necessary funding.  Marketing and advertising expenses and contract services increased substantially over levels in the prior year.  We have hired over 20 consultants from time to time to help us establish and market the Company and our products.  Certain consultants had consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation based on the estimated fair value of the shares issued was recognized over the life of the consulting agreements.

The services of a variety of consultants have been integral in developing our business model, furthering our business and ensuring the successful pursuit of our goals.  Our consultants have contributed a wide variety of different services to us.  These services can be classified into several different categories, as follows:

●
Business model development and implementation, which consists of advice, counsel and services in the areas of fund raising strategy, corporate structure, hiring needs, office space acquisition and corporate governance;

●
Financial and accounting which consists of advice, counsel and services in the areas of developing financial models and corporate accounting systems, corporate structure, quarterly reviews, various day to day accounting and bookkeeping;

●
Product development which consists of advice and counsel in the areas of manufacturer selections, development process, engineering reviews, prototype development and testing, quality control, logistical support, safety standards compliance and physical packaging design; and

●
Marketing and promotions which consists of advice, counsel and services in the areas of videography, photography, graphic design, printing, marketing and public relations activities, strategic market research and planning, website development and IT support.

Our research and development expenses were not material during the three months ended March 31, 2014 and 2013, totaling $1,290 and $750, respectively.

Depreciation expense is currently not material to our operations.  Our only depreciable asset is currently our molds and equipment to manufacture our dolls and their accessories.  Depreciation expense was $3,500 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Other Income (Expense)

Our other expense is comprised of interest expense and the gains or losses associated with accounting for the change in our derivative liability calculated for the variable conversion feature of certain of our convertible debentures and for the loss on debt settlement calculated upon conversion of debt to shares of our common stock.  Our interest expense also includes the amortization of debt discount calculated at the inception of the convertible debentures and recorded with the related derivative liability.

Interest expense increased to $414,947 in the three months ended March 31, 2014 from $45,393 in the three months ended March 31, 2013, with the increase resulting primarily from the amortization of debt discount on our convertible debt to interest expense as discussed above.

Gain on derivative was $166,080 for the three months ended March 31, 2014 compared to loss on derivative $10,143 for the three months ended March 31, 2013.  Much of our convertible debt at March 31, 2013 did not have a variable conversion feature and, therefore, no derivative liability calculations were required in 2012.  The gain or loss on derivative will fluctuate each period depending on the market price of our common stock, volatility and other valuation inputs.

Gain on debt settlement was $45,830 for the three months ended March 31, 2014 compared to loss on debt settlement of $178,448 for the three months ended March 31, 2013.  The gain or loss on debt settlement results from issuing our common shares in conversion of debt and eliminating corresponding derivative liabilities and debt discount.

Net Loss

As a result of the factors discussed above, our net loss increased to $754,315 for the three months ended March 31, 2014 from $621,933 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $404,711, a significant portion of which consisted of prepaid consulting fees that were paid for by the issuance of shares of our common stock and amortized over the life of the underlying consulting agreements.  We have limited other current assets, including cash of $4,371, inventories of $144,690 and prepaid and other current assets of $17,257.

We had total current liabilities of $4,471,687 and a working capital deficit of $4,066,976 at March 31, 2014.  In addition, we had accumulated losses from inception of $10,480,123 and had a total stockholders’ deficit of $4,008,432 at March 31, 2014.

We do not have sufficient cash on hand at March 31, 2014 to fund future operations. We rely on cash provided by financing activities primarily in the form of convertible debentures, notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Net cash used in operating activities was $213,518 for the three months ended March 31, 2014 as a result of our net loss of $754,315 and non-cash gains on derivative liability and debt settlement totaling $211,910, partially offset by non-cash expenses totaling $336,673, decreases in inventories of $1,798, prepaid consulting services of $202,467 and prepaid assets and other current assets of $4,313, and increases in accounts payable and accrued expenses of $157,749 and accrued interest payable of $49,707.

Net cash used in operating activities was $170,622 for the three months ended March 31, 2013 as a result of our net loss of $621,933, partially offset by non-cash expenses totaling $392,568, and increases in accounts payable and accrued expenses of $28,935 and accrued interest payable of $29,808.

During the three months ended March 31, 2014 and 2013, we had no net cash provided by or used in investing activities.

During the three months ended March 31, 2014, net cash provided by financing activities was $211,433, comprised of proceeds from convertible debentures of $251,000 and proceeds from notes payable of $30,000, partially offset by payments on convertible debentures of $64,567 and payments on stockholder advances of $5,000.

During the three months ended March 31, 2013, net cash provided by financing activities was $170,500, comprised of proceeds from convertible debentures of $55,000, proceeds from notes payable of $10,000, proceeds from stockholder advances of $5,500 and proceeds from issuance of stock of $100,000.

We have incurred losses from operations since inception, have limited financial resources, and at March 31, 2014, have a negative working capital position, an accumulated deficit of $10,480,123 and a total stockholders’ deficit of $4,008,432.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of shares of our common stock.

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

After a market for our common stock develops, which we hope will develop during 2014, we plan to raise funds through a private offering of our common stock to accredited investors.  However, we can provide no assurances that a market for our common stock will ever develop.  We hope that at such time, if ever, as a market develops for our common stock, we will be in a better position to raise funds through private offerings because we believe that purchasers are more likely to purchase convertible securities in companies that have a public market for their securities.  We anticipate being significantly dependent on third party funding and capital raised through private placements, until such time, if ever, as our operations generate sufficient revenue to support our operating expenses.

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

All equipment needed for manufacturing and production except for molds and tooling is owned and operated by our third-party manufacturer.  Therefore, we will have no production equipment needs or expenditures other than the production molds and tooling.  We have invested $70,000 in these molds and tooling as of March 31, 2014 and anticipate that additional funds will be invested in these items as we pursue our business plan.  These molds will remain our sole property.  These molds and tooling will be stored in our manufacturer’s warehouse. The molds and tooling can be shipped or transferred as needed if we should ever choose to use a different manufacturer.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2014 and December 31, 2013, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
March 31, 2014:
Derivative liability	$1,886,285	$-	$-	$1,886,285
Convertible debentures	856,602	-	-	856,602
Current portion of long-term debt	15,928	-	-	15,928
Long-term debt, net of current portion	7,157	-	-	7,157

Total liabilities measured at fair value	$2,765,972	$-	$-	$2,765,972

	Total	Level 1	Level 2	Level 3
December 31, 2013:
Derivative liability	$2,104,849	$-	$-	$2,104,849
Convertible debentures	592,095	-	-	592,095
Current portion of long-term debt	13,979	-	-	13,979
Long-term debt, net of current portion	9,106	-	-	9,106

Total liabilities measured at fair value	$2,720,029	$-	$-	$2,720,029

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

Since we had no dilutive effect of stock options and warrants for the three months ended March 31, 2014 and 2013, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the three months ended March 31, 2014 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings, nor have any material proceedings been terminated during the fiscal year ended March 31, 2014.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2014, we issued a total of 692,053 shares of our common stock and at March 31, 2014 had 39,668 unissued common shares.  We issued 388 shares valued at $1 for rounding in the reverse stock split and 691,665 shares with a total value of $149,028 for conversion of debt.

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

Item 3.  Defaults Upon Senior Securities

Detail schedules of our convertible debentures as of March 31, 2014 and December 31, 2013 are included in Note 5 to condensed, consolidated financial statement, including information on the maturity dates of each debenture.  As indicated in Note 5, several of the convertible debentures are delinquent as of March 31, 2014.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 15, 2014, the Company filed a registration statement on Form 8-A to register its common stock with the Securities and Exchange Commission (“SEC”).  The registration statement is not a selling document, but rather serves to register the Company’s common stock with the SEC.  With the filing of the Form 8-A, the Company becomes subject to the filing requirements set forth in Section 12(g) of the Securities Exchange Act of 1934 (the “1934 Act”).  The Company has made its annual, quarterly, and current report filings since its registration statement on Form S-1 went effective in December 2012, pursuant to Section 15(d) of the 1934 Act.

Item 6.  Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1/A filed with the SEC on February 13, 2012).

3.1	Articles of Incorporation, as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-KSB filed with SEC on March 31, 1998).

3.2	Certificate of Amendment to Articles of Incorporation (dated July 15, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011).

3.3	Certificate of Change filed Pursuant to NRS 78.209 (filed July 26, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011).

3.4	Bylaws (Incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with SEC on March 31, 1998).

10.1	Form of 14% Convertible Debenture (Incorporated by reference from Exhibit 10.7 to Form 10-K filed with SEC on April 14, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**
101.SCH	XBRL Schema**
101.CAL	XBRL Calculations**
101.DEF	XBRL Definitions**
101.LAB	XBRL Label**
101.PRE	XBRL Presentation**

*Filed herewith.
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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE WORLD HOLDINGS, INC.

Date: May 19, 2014	By:	/s/ Corinda Joanne Melton
Name: Corinda Joanne Melton
Title: President and Chief Executive Officer

Date: May 19, 2014	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer