Form 10-Q
period 2014-06-30
ONE WORLD HOLDINGS, INC.
filed 2014-08-14
CIK 1017616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes ☐                      No ☒

As of August 14, 2014 there were 25,880,330 outstanding shares of the registrant’s common stock.

ONE WORLD HOLDINGS, INC.

FORM 10-Q INDEX
QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS

Current assets:
Cash	$117	$6,456
Inventories	137,549	146,488
Prepaid consulting services	166,722	380,860
Prepaid expenses and other current assets	8,922	21,570
Total current assets	313,310	555,374

Property and equipment, net	59,500	66,500
Other assets	2,701	2,701

Total	$375,511	$624,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,165,938	$870,291
Accrued interest payable	205,750	113,369
Convertible debentures, net of discount	1,065,936	592,095
Derivative liability	1,898,798	2,104,849
Notes payable	116,000	91,000
Current portion of long-term debt, net of discount	18,019	13,979
Stockholder advances	365,939	405,939
Total current liabilities	4,836,380	4,191,522

Long-term debt, net of current portion and discount	10,415	9,106

Total liabilities	4,846,795	4,200,628

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 80,000 and 0 shares issued and outstanding, respectively	80	-
Common stock; $0.0025 par value, 50,000,000 shares authorized, 25,880,330 and 1,224,590 shares issued and outstanding, respectively	64,701	3,061
Unissued common stock, 0 and 39,668 shares, respectively	-	99
Additional paid-in capital	9,871,452	6,146,595
Accumulated deficit	(14,407,517)	(9,725,808)
Total stockholders’ deficit	(4,471,284)	(3,576,053)

	$375,511	$624,575

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$26,875	$-	$29,168	$-

Cost of sales	17,863	-	20,873	-

Gross margin	9,012	-	8,295	-

Operating expenses:
Selling, general and administrative	2,486,507	482,848	3,032,278	870,047
Research and development	7,332	73,546	8,622	74,296
Depreciation	3,500	-	7,000	-

Total operating expenses	2,497,339	556,394	3,047,900	944,343

Loss from operations	(2,488,327)	(556,394)	(3,039,605)	(944,343)

Other income (expense):
Interest expense	(848,109)	(75,485)	(1,263,056)	(120,878)
Gain (loss) on derivative liability	(6,987)	(113,266)	159,093	(123,409)
Loss on debt settlement	(583,971)	(118,726)	(538,141)	(297,174)

Total other expense	(1,439,067)	(307,477)	(1,642,104)	(541,461)

Loss before income taxes	(3,927,394)	(863,871)	(4,681,709)	(1,485,804)
Provision for income taxes	-	-	-	-

Net loss	$(3,927,394)	$(863,871)	$(4,681,709)	$(1,485,804)

Net loss per common share – basic and diluted	$(0.16)	$(7.28)	$(0.36)	$(12.29)

Weighted average number of common shares outstanding – basic and diluted	24,365,186	118,740	12,970,226	120,848

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,681,709)	$(1,485,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,000	-
Amortization of debt discount to interest expense	700,873	79,682
Preferred stock issued for services	80	-
Common stock issued for services	1,500	-
Warrants issued for interest expense	394,860	-
Stock options issued for services	240,000	-
Notes payable issued for services	35,000	-
(Gain) loss on derivative liability	(159,093)	123,409
(Gain) loss on debt settlement	538,141	297,174
Changes in operating assets and liabilities:
Decrease in inventories	8,939	-
Decrease in prepaid consulting services	1,934,483	398,948
(Increase) decrease in prepaid assets and other current assets	12,648	(30,996)
Increase in accounts payable and accrued expenses	295,647	111,461
Increase in accrued interest payable	94,993	58,520

Net cash used in operating activities	(576,638)	(447,606)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible debentures	607,532	135,000
Proceeds from notes payable	25,000	136,500
Proceeds from issuance of stock	-	100,000
Proceeds from stockholder advances	10,000	93,574
Payments on convertible debentures	(67,233)	-
Payments on notes payable	(5,000)	(19,500)

Net cash provided by financing activities	570,299	445,574

Net decrease in cash	(6,339)	(2,032)
Cash, beginning of the period	6,456	2,147

Cash, end of the period	$117	$115

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2014
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Organization, Nature of Business

One World Holdings, Inc. (the "Company"), a Nevada Corporation, is a Houston based company focused on doll design and marketing.  Substantially all of the Company's operations are conducted through its wholly owned subsidiary, The One World Doll Project, Inc. (a Texas Corporation - "OWDPI"). OWDPI began operations on October 1, 2010, and on January 14, 2011, OWDPI was incorporated in the State of Texas.  The accompanying consolidated financial statements are presented as if OWDPI was a corporation from inception.  National Fuel and Energy, Inc. (a Texas Corporation) is a wholly owned subsidiary of the Company that has been dormant since its inception on October 1, 2010. Additionally, on July 21, 2011, we completed a reverse merger whereby OWDPI was recapitalized and became the reporting entity for accounting purposes.  In October 2013, we received our first shipment of dolls from our manufacturer and commenced sales of dolls.  Effective the fourth quarter of 2013, we no longer consider the Company to be in the development stage.

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

Interim Financial Information

The interim financial information of the Company as of June 30, 2014 and for the three months and six months ended June 30, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2013 have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception, only recently emerged from the development stage, and has limited financial resources and a working capital deficit of $4,523,070 at June 30, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $14,407,517 and a total stockholders’ deficit of $4,471,284 at June 30, 2014. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2014 and December 31, 2013, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

Liabilities measured at fair value on a recurring basis are as follows at June 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
June 30, 2014:
Derivative liability	$1,898,798	$-	$-	$1,898,798
Convertible debentures	1,065,936	-	-	1,065,936
Current portion of long-term debt	18,019	-	-	18,019
Long-term debt, net of current portion	10,415	-	-	10,415

Total liabilities measured at fair value	$2,993,168	$-	$-	$2,993,168

	Total	Level 1	Level 2	Level 3
December 31, 2013:
Derivative liability	$2,104,849	$-	$-	$2,104,849
Convertible debentures	592,095	-	-	592,095
Current portion of long-term debt	13,979	-	-	13,979
Long-term debt, net of current portion	9,106	-	-	9,106

Total liabilities measured at fair value	$2,720,029	$-	$-	$2,720,029

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

Since we had no dilutive effect of stock options and warrants for the three months and six months ended June 30, 2014 and 2013, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

At June 30, 2014, we had outstanding stock options and warrants for a total of 4,977,267 shares of common stock that would have a potential dilutive effect on our calculation of income (loss) per share.

NOTE 5 – CONVERTIBLE DEBENTURES

During the six months ended June 30, 2014 and the years ended December 31, 2013, 2012 and 2011, the Company issued various convertible debentures.  The debentures are generally unsecured and bear interest ranging from 6% to 22% per annum, with maturities ranging from two months to two years.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.0025 to $30.00 per share or variable discounted pricing based on the market price of the Company’s common stock.  The following is a schedule of the convertible debentures outstanding as of June 30, 2014:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	10/10/11	$30.00	$25,000	$25,000	12 months	16%
Debenture 2	12/20/11	$30.00	6,000	-	12 months	16%
Debenture 3	2/17/12	$30.00	10,000	10,000	12 months	16%
Debenture 4	3/9/12	$30.00	5,000	5,000	12 months	16%
Debenture 5	3/19/12	$30.00	5,000	5,000	12 months	16%
Debenture 6	4/29/12	$30.00	5,000	5,000	12 months	16%
Debenture 7	4/25/12	$30.00	10,000	10,000	12 months	16%
Debenture 8	10/9/12	$30.00	5,000	5,000	12 months	16%
Debenture 9	10/31/12	$30.00	12,500	12,500	12 months	16%
Debenture 10	11/15/12	$30.00	5,000	5,000	12 months	16%
Debenture 11	11/20/12	$30.00	2,000	2,000	12 months	16%
Debenture 12	12/11/12	$30.00	2,500	2,500	12 months	16%
Debenture 13	12/29/12	$30.00	2,500	2,500	12 months	16%
Debenture 14	1/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 15	2/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 16	7/11/13	Variable	21,500	21,500	12 months	12%
Debenture 17	7/23/13	Variable	62,000	62,000	9 months	8%
Debenture 18	7/29/13	$30.00	10,000	10,000	12 months	14%
Debenture 19	8/2/13	Variable	21,500	10,000	12 months	12%
Debenture 20	8/30/13	Variable	37,500	37,500	12 months	15%
Debenture 21	9/4/13	Variable	50,000	50,000	12 months	8%
Debenture 22	9/23/13	Variable	25,000	25,000	12 months	14%
Debenture 23	9/27/13	Variable	25,402	21,546	12 months	14%
Debenture 24	9/26/13	Variable	7,500	-	12 months	15%
Debenture 25	9/30/13	Variable	5,250	-	12 months	15%
Debenture 26	9/30/13	Variable	7,500	-	12 months	15%
Debenture 27	9/30/13	Variable	9,750	-	12 months	15%
Debenture 28	10/1/13	$0.0025	75,000	71,250	12 months	14%
Debenture 29	10/2/13	$1.50	50,000	50,000	12 months	14%
Debenture 30	10/3/13	Variable	3,750	3,750	12 months	8%
Debenture 31	10/23/13	Variable	50,000	35,000	12 months	6%
Debenture 32	10/25/13	Variable	52,000	52,000	9 months	8%
Debenture 33	10/25/13	Variable	30,000	47,455	9 months	8%
Debenture 34	11/6/13	$1.50	50,000	50,000	12 months	14%
Debenture 35	11/29/13	Variable	30,000	30,000	6 months	15%
Debenture 36	11/29/13	Variable	25,000	-	6 months	15%
Debenture 37	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 38	12/2/13	Variable	25,000	25,000	6 months	15%
Debenture 39	12/2/13	Variable	1,475	1,475	6 months	15%

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 40	12/30/13	$0.15	10,000	10,000	6 months	14%
Debenture 41	8/1/13	$0.0025	150,000	146,250	12 months	14%
Debenture 42	2/24/12	Variable	11,268	11,268	12 months	15%
Debenture 43	1/12/14	Variable	26,000	26,000	2 months	22%
Debenture 44	1/12/14	Variable	60,000	60,000	13 months	12%
Debenture 45	3/20/14	$0.06	10,000	10,000	12 months	18%
Debenture 46	3/25/14	$0.06	10,000	10,000	12 months	18%
Debenture 47	3/28/14	$0.06	55,000	55,000	12 months	18%
Debenture 48	1/27/14	Variable	53,000	53,000	9 months	8%
Debenture 49	1/20/14	$.0025	10,000	10,000	12 months	14%
Debenture 50	2/10/14	$0.06	8,000	8,000	12 months	14%
Debenture 51	2/18/14	$0.06	5,000	5,000	12 months	14%
Debenture 52	3/17/14	$0.06	25,000	24,400	12 months	18%
Debenture 53	2/3/14	$0.06	50,000	48,800	12 months	18%
Debenture 54	6/23/13	$0.001	35,000	17,500	6 months	10%
Debenture 55	6/23/13	$0.001	17,500	17,500	6 months	10%
Debenture 56	5/21/14	Variable	150,000	150,000	12 months	16%
Debenture 57	4/23/14	$0.04	10,500	10,500	12 months	14%
Debenture 58	4/16/14	Variable	33,500	33,500	24 months	12%
Debenture 59	5/8/14	$0.06	43,860	43,860	13 months	14%
Debenture 60	5/8/14	$0.06	4,000	4,000	12 months	14%
Debenture 61	5/8/14	Variable	28,900	28,900	9 months	8%
Debenture 62	6/3/14	Variable	15,000	15,000	12 months	8%
Debenture 63	4/10/14	$0.06	60,000	60,000	11 months	18%
Debenture 64	4/11/14	$0.06	2,272	2,272	11 months	18%
Debenture 65	4/9/14	$0.06	75,000	75,000	11 months	18%

Total at June 30, 2014				$1,658,726
Less discount				(589,353)
				1,069,373
Current portion				1,065,936
Long-term portion				$ 3,437

The following is a schedule of the convertible debentures outstanding as of December 31, 2013:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	10/10/11	$30.00	$25,000	$25,000	12 months	16%
Debenture 2	12/20/11	$30.00	6,000	1,466	12 months	16%
Debenture 3	2/17/12	$30.00	10,000	10,000	12 months	16%
Debenture 4	3/9/12	$30.00	5,000	5,000	12 months	16%
Debenture 5	3/19/12	$30.00	5,000	5,000	12 months	16%
Debenture 6	4/29/12	$30.00	5,000	5,000	12 months	16%
Debenture 7	4/25/12	$30.00	10,000	10,000	12 months	16%
Debenture 8	10/9/12	$30.00	5,000	5,000	12 months	16%
Debenture 9	10/31/12	$30.00	12,500	12,500	12 months	16%

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 10	11/15/12	$30.00	5,000	5,000	12 months	16%
Debenture 11	11/20/12	$30.00	2,000	2,000	12 months	16%
Debenture 12	12/11/12	$30.00	2,500	2,500	12 months	16%
Debenture 13	12/29/12	$30.00	2,500	2,500	12 months	16%
Debenture 14	1/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 15	2/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 16	7/11/13	Variable	21,500	21,500	12 months	12%
Debenture 17	7/23/13	Variable	62,000	62,000	9 months	8%
Debenture 18	7/26/13	Variable	78,500	78,500	12 months	8%
Debenture 19	7/29/13	$30.00	10,000	10,000	12 months	14%
Debenture 20	8/2/13	Variable	21,500	21,500	12 months	12%
Debenture 21	8/30/13	Variable	37,500	37,500	12 months	15%
Debenture 22	9/4/13	Variable	50,000	50,000	12 months	8%
Debenture 23	9/23/13	Variable	25,000	25,000	12 months	14%
Debenture 24	9/27/13	Variable	25,402	25,402	12 months	14%
Debenture 25	9/26/13	Variable	7,500	7,500	12 months	15%
Debenture 26	9/30/13	Variable	5,250	5,250	12 months	15%
Debenture 27	9/30/13	Variable	7,500	7,500	12 months	15%
Debenture 28	9/30/13	Variable	9,750	9,750	12 months	15%
Debenture 29	10/1/13	$1.50	75,000	75,000	12 months	14%
Debenture 30	10/2/13	$1.50	50,000	50,000	12 months	14%
Debenture 31	10/3/13	Variable	3,750	3,750	12 months	8%
Debenture 32	10/23/13	Variable	50,000	50,000	12 months	6%
Debenture 33	10/25/13	Variable	52,000	52,000	9 months	8%
Debenture 34	10/25/13	Variable	30,000	30,000	9 months	8%
Debenture 35	11/6/13	$1.50	50,000	50,000	12 months	14%
Debenture 36	11/29/13	Variable	30,000	30,000	6 months	15%
Debenture 37	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 38	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 39	12/2/13	Variable	25,000	25,000	6 months	15%
Debenture 40	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 41	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 42	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 43	12/2/13	Variable	1,475	1,475	6 months	15%
Debenture 44	12/30/13	$0.15	10,000	10,000	6 months	14%
Debenture 45	8/14/13	$1.875	100,000	100,000	12 months	14%
Debenture 46	2/24/12	Variable	11,268	11,268	12 months	15%

Total at December 31, 2013				$1,000,289
Less discount				(408,194)

				$ 592,095

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

The debt discount is amortized over the life of the note and recognized as interest expense.  For the six months ended June 30, 2014 and 2013, we amortized debt discount of $700,873 and $79,682, respectively, to interest expense.  The derivative liability is adjusted periodically according to the stock price fluctuations and was $1,898,798 and $2,104,849 at June 30, 2014 and December 31, 2013, respectively.  For purpose of estimating the fair value of the convertible debentures, we used the Black Scholes option valuation model.

At June 30, 2014, the convertible debentures and related accrued interest payable were convertible into approximately 167,035,000 shares of our common stock.

During the six months ended June 30, 2014, we had the following activity in the accounts related to the convertible debentures:

	Derivative Liability	Debt Discount	Gain (Loss) on Derivative Liability	Gain on Extinguishment of Debt	Interest Expense

Balance at December 31, 2013	$2,104,849	$(408,194)
Adjustment to derivative liability	(820,145)	-	$820,145	$-	$-
New debt – debt discount	1,022,715	(403,162)	(661,052)	-	-
New debt – original issue discount	-	(1,000)	-	-	-
New debt – beneficial conversion feature	-	(540,089)	-	-	-
Amortization of debt discount to interest expense	-	693,959	-	-	(693,959)
Debt conversions and repayments	(408,621)	69,133	-	(538,141)	-

Balance at June 30, 2014	$1,898,798	$(589,353)	$159,093	$(538,141)	$(693,959)

In estimating the fair value of the derivatives and calculating the adjustment to the derivative liability during the six months ended June 30, 2014, we used the Black-Scholes pricing model with the following range of assumptions:

Risk-free interest rate	0.04 – 0.11%
Expected life in years	0.17 – 1.79
Dividend yield	0%
Expected volatility	402.5% – 561.26%

As indicated in the schedule of convertible debentures as of June 30, 2014, several of the convertible debentures are delinquent.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.

NOTE 6 – NOTES PAYABLE

As of June 30, 2014, we had short-term notes payable to six individuals totalling $116,000.  These notes are unsecured, payable to non-related parties and bear interest ranging from 0% to 16% per annum.

As of December 31, 2013, we had short-term notes payable to four individuals totalling $91,000.  These notes are unsecured, payable to non-related parties and bear interest at 16% per annum.

NOTE 7 – STOCKHOLDER ADVANCES

Since the inception of the Company, we have relied on cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At June 30, 2014 and December 31, 2013, stockholder advances totalled  $365,939 and $405,939, respectively.

NOTE 8 – LONG-TERM DEBT

Our long-term debt consisted the following at:

	June 30, 2014	December 31, 2013

Long-term convertible debenture, net of discount of $30,063 (Note 5)	$3,437	$-

Long-term note payable, net of discount	24,997	23,085

Total	28,434	23,085
Current portion	18,019	13,979

Long-term debt	$10,415	$9,106

 The long-term note payable is an unsecured note payable to an individual due July 30, 2016, with interest at 14% per annum.  The long-term debt has been recorded net of a discount of $5,003 and $6,915 at June 30, 2014 and December 31, 2013, respectively, for the value assigned to shares of our common stock and detachable warrants issued in connection with the origination of the notes.  The discount is amortized to interest expense over the term of the notes.  Pursuant to an Amendment to Security Agreement, the warrants were subsequently cancelled.

Payment terms for the $30,000 note payable are $350 per month for six months and $698 per month for sixty months, including interest. We are in default on the $30,000 note payable at June 30, 2014 due to our failure to make timely payments in accordance with the terms of the note agreement.

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

During the six months ended June 30, 2014, we issued a total of 24,655,740 shares of our common stock: 39,668 shares at par value for 39,668 unissued common shares; 388 shares valued at $1 for rounding in the reverse stock split; 16,540,000 shares valued at $1,660,346 for services; and 8,075,684 shares with a total value of $951,103 for conversion of debt.

During the six months ended June 30, 2013, we issued a total of 26,535 shares of our common stock: 28,165 shares at par value for 28,165 unissued common shares, 8,733 shares valued at $110,500 for services, and 7,426 shares and 3,999 unissued common shares with a total value of $417,280 for conversion of debt.

During the six months ended June 30, 2013, we issued 200,000 shares of preferred stock for $100,000 cash.  The preferred shares were cancelled later in 2013.

On June 13, 2014, the Company filed a Certificate of Designations, Preferences and Rights (the “Certificate”) with the Nevada Secretary of State to establish a class of preferred stock designated as Series AA Preferred Stock (the “Series AA Preferred Stock”), and has authorized the issuance of up to 1,000,000 shares of such Series AA Preferred Stock.  Among other things, the Series AA Preferred Stock allows holders thereof enhanced voting rights based on ten thousand (10,000) votes per share of the Company’s common stock held by such holders of Series AA Preferred Stock.  The Series AA Preferred Stock is not convertible into common stock, does not pay dividends, and does not include a liquidation preference.

On June 19, 2014, 20,000 shares of Series AA Preferred Stock were issued to each of the four members of the Company’s Board of Directors for services and valued at par value totaling $80.

NOTE 10 – STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2014, we issued warrants to purchase 1,977,267 shares of our common stock to a lender.  The warrants are exercisable for a period of five years at an exercise price of $0.06 per share.  We estimated the value of the warrants using the Black-Scholes pricing model at $394,860 and included this amount in interest expense.

During the six months ended June 30, 2014, we issued options to purchase 3,000,000 shares of our common stock to a consultant.  The options are exercisable for a period of five years at an exercise price of $0.01 per share.  We estimated the value of the options using the Black-Scholes pricing model at $240,000 and included this amount in selling, general and administrative expenses.

The following table summarizes the stock option and warrant activity during the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2013	-
Granted	4,977,267	$0.03
Exercised	-
Expired or cancelled	-

Outstanding, vested and exercisable at June 30, 2014	4,977,267	$0.03	4.75

In estimating the fair value of the stock options and warrants issued during the six months ended June 30, 2014, we used the Black-Scholes pricing model with the following range of assumptions:

Risk-free interest rate	1.58 – 1.75%
Expected life in years	5.0
Dividend yield	0%
Expected volatility	552.0%

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

NOTE 11 – PREPAID CONSULTING SERVICES

We have entered into various consulting agreements for financial and business development services to the Company.  Certain of these consulting agreements provide for cash compensation to the consultants; however, most are based on issuances of shares of our common stock in exchange for services.

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided. There were no specified performance requirements and no provision in the agreements for return of the shares.  During the six months ended June 30, 2014 and 2013, total compensation expense paid in common shares was $1,660,346 and $110,500, respectively.  Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.   As of June 30, 2014 and December 31, 2013, the unamortized compensation was $166,722 and $380,860, respectively, reported as a current asset, prepaid consulting services, on our consolidated balance sheet.

NOTE 12– RELATED PARTY TRANSACTIONS

Several of the consulting agreements discussed in Note 10 are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  Compensation expense paid in common shares to related parties was $1,639,775 and $120,833 during the six months ended June 30, 2014 and 2013, respectively.

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the six months ended June 30, 2014 and 2013:

	2014	2013

Founder, stockholder	$58,224	$84,779

Family of officers and directors	97,086	11,457

Total related parties	$155,310	$96,236

As of June 30, 2014, we had convertible debentures of $5,000, $12,500, $8,000 and $48,800, which are included in the table at Note 5, payable to three family members of our executive officers.  As of December 31, 2013, we had convertible debentures of $5,000 and $12,500 payable to two family members of our executive officers.  The outstanding principal and interest are convertible into shares of our common stock at a conversion prices ranging from $0.06 to $30 per share.

Accrued interest payable to these related parties totaled $19,278 and $14,821 at June 30, 2014 and December 31, 2013, respectively.

NOTE 13 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2014 and 2013, we made no cash payments for income taxes.

During the six months ended June 30, 2014 and 2013, we made cash payments for interest totaling $41,877 and $0, respectively.

During the six months ended June 30, 2014, we had the following non-cash financing and investing activities:

•	Increased convertible debentures and prepaid consulting services by $60,000.

•	Increased additional paid-in capital and debt discount by $540,089 for beneficial conversion feature of convertible notes payable.

•	Increased common stock and decreased additional paid-in capital by $1 for rounding up of shares in reverse stock split.

•	Increased debt discount and derivative liability by $361,662.

•	Decreased unissued common stock and increased common stock by $99.

•	Decreased stockholder advances and increased convertible debentures by $50,000.

•	Increased prepaid consulting services by $1,660,345, increased common stock by $41,350 and increased additional paid-in capital by $1,618,995 for common shares issued for services.

•
Decreased accrued interest payable by $2,612, decreased convertible debentures by $86,817, decreased debt discount by $43,659, decreased derivative liability by $307,638, increased common stock by $20,190 and increased additional paid-in capital by $930,914 for common shares issued in conversion of debt.

During the six months ended June 30, 2013, we had the following non-cash financing and investing activities:

•	Increased debt discount and derivative liability by $116,901.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the six months ended June 30, 2014 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

To fund our operations subsequent to June 30, 2014, we incurred additional indebtedness totaling $82,500, consisting of convertible debentures totaling $77,500 and short-term advances of $5,000.

On July 31, 2014, the Company filed a Certificate of Designations, Preferences and Rights (the “Certificate”) with the Nevada Secretary of State to establish a class of preferred stock designated as Series BB Preferred Stock (the “Series BB Preferred Stock”), and has authorized the issuance of up to 5,000,000 shares of such Series BB Preferred Stock.  Among other things, the Series BB Preferred Stock allows holders thereof voting rights equal to holders of common stock as a single class with respect to all matters submitted to holders of common stock, quarterly dividends payable in arrears in either cash or in kind, liquidation preferences, and is convertible at the option of the holder into 50 common shares of the Company.

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

Going Concern Uncertainty

The Company has incurred operating losses since inception, only recently emerged from the development stage, and has limited financial resources and a working capital deficit of $4,523,070 at June 30, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $14,407,517 and a total stockholders’ deficit of $4,471,284 at June 30, 2014. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

Sales of our dolls began in October 2013, and we had total sales of $26,875 for the three months ended June 30, 2014 and $29,168 for the six months ended June 30, 2014.

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Cost of sales for the three months ended June 30, 2014 was $17,863, resulting in a gross margin for the period of $9,012.  Cost of sales for the six months ended June 30, 2014 was $20,873, resulting in a gross margin for the period of $8,295.

Operating Expenses

Our selling, general and administrative expenses increased $2,003,659 to $2,486,507 in the three months ended June 30, 2014 from $482,848 in the three months ended June 30, 2013.  Our selling, general and administrative expenses increased $2,162,231 to $3,032,278 in the six months ended June 30, 2014 from $870,047 in the six months ended June 30, 2013.The increase in these expenses in the current year is due to primarily to common stock and stock options issued for services, an increase in the activities incurred to market the sales of our dolls, and ongoing efforts to raise necessary funding.  Marketing and advertising expenses and contract services increased substantially over levels in the prior year.  We have hired several consultants from time to time to help us establish and market the Company and our products.  In addition, a substantial portion of the compensation paid to officers and directors has been in shares of our common stock, which we have valued at current market prices.  Certain consultants had consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation based on the current market prices of the shares issued was recognized over the life of the consulting agreements.

The services of a variety of consultants have been integral in developing our business model, furthering our business and ensuring the successful pursuit of our goals.  Our consultants have contributed a wide variety of different services to us.  These services can be classified into several different categories, as follows:

·
Business model development and implementation, which consists of advice, counsel and services in the areas of fund raising strategy, corporate structure, hiring needs, office space acquisition and corporate governance;

·
Financial and accounting which consists of advice, counsel and services in the areas of developing financial models and corporate accounting systems, corporate structure, quarterly reviews, various day to day accounting and bookkeeping;

·
Product development which consists of advice and counsel in the areas of manufacturer selections, development process, engineering reviews, prototype development and testing, quality control, logistical support, safety standards compliance and physical packaging design; and

·
Marketing and promotions which consists of advice, counsel and services in the areas of videography, photography, graphic design, printing, marketing and public relations activities, strategic market research and planning, website development and IT support.

Our research and development expenses were not material during the current year as we have transitioned into sales and marketing activities.  Research and development expenses were $7,332 and $73,546 for the three months ended June 30, 2014 and 2013, and $8,622 and $74,296 for the six months ended June 30, 2014 and 2013, respectively.

Depreciation expense is currently not material to our operations.  Our only depreciable assets are currently our molds and equipment to manufacture our dolls and their accessories, and we began to depreciate them in the fourth quarter of 2013.  Depreciation expense was $3,500 and $7,000 for the three months and six months ended June 30, 2014, respectively.

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

Interest expense increased to $848,109 in the three months ended June 30, 2014 from $75,485 in the three months ended June 30, 2013, and increased to $1,263,056 in the six months ended June 30, 2014 from $120,878 in the six months ended June 30, 2013.  The increase in interest expense in the current year results primarily from the increase in our outstanding debt and amortization of debt discount on our convertible debt to interest expense as discussed above.

Loss on derivative liability was $6,987 for the three months ended June 30, 2014 compared to a loss of $113,266 for the three months ended June 30, 2013.  In the six months ended June 30, 2014, gain on derivative liability was $159,093 compared to a loss on derivative liability of $123,409 in the six months ended June 30, 2013.   Much of our convertible debt at June 30, 2013 did not have a variable conversion feature and, therefore, no derivative liability calculations were required.  The gain or loss on derivative liability will fluctuate each period depending on the market price of our common stock, volatility and other valuation inputs.

 Loss on debt settlement was $583,971 and $118,726 for the three months ended June 30, 2014 and 2013, and $538,141 and $297,174 for the six months ended June 30, 2014 and 2013, respectively.  The gain or loss on debt settlement results from issuing our common shares in conversion of debt and eliminating corresponding derivative liabilities and debt discount.

Net Loss

As a result of the factors discussed above, our net loss increased to $3,927,394 for the three months ended June 30, 2014 from $863,871 for the three months ended June 30, 2013, and increased to $4,681,709 for the six months ended June 30, 2014 from $1,485,804 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $313,310, a significant portion of which consisted of prepaid consulting fees that were paid for by the issuance of shares of our common stock and amortized over the life of the underlying consulting agreements.  We have limited other current assets, including cash of $117, inventories of $137,549 and prepaid and other current assets of $8,922.

We had total current liabilities of $4,836,380 and a working capital deficit of $4,523,070 at June 30, 2014.  In addition, we had accumulated losses from inception of $14,407,517 and had a total stockholders’ deficit of $4,471,284 at June 30, 2014.

We do not have sufficient cash at June 30, 2014 to fund future operations. We rely on cash provided by financing activities primarily in the form of convertible debentures, notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Net cash used in operating activities was $576,638 for the six months ended June 30, 2014 as a result of our net loss of $4,681,709 and non-cash gain on derivative liability of $159,093, partially offset by non-cash expenses totaling $1,917,454, decreases in inventories of $8,939, prepaid consulting services of $1,934,483 and prepaid assets and other current assets of $12,648, and increases in accounts payable and accrued expenses of $295,647 and accrued interest payable of $94,993.

Net cash used in operating activities was $447,606 for the six months ended June 30, 2013 as a result of our net loss of $1,485,804 and increase in prepaid assets and other current assets of $30,996, partially offset by non-cash expenses totaling $500,265, decrease in prepaid consulting services of $398,948, and increases in accounts payable and accrued expenses of $111,461 and accrued interest payable of $58,520.

During the six months ended June 30, 2014 and 2013, we had no net cash provided by or used in investing activities.

During the six months ended June 30, 2014, net cash provided by financing activities was $570,299, comprised of proceeds from convertible debentures of $607,532, proceeds from notes payable of $25,000 and proceeds from stockholder advances of $10,000, partially offset by payments on convertible debentures of $67,233 and payments on notes payable of $5,000.

During the six months ended June 30, 2013, net cash provided by financing activities was $445,574, comprised of proceeds from convertible debentures of $135,000, proceeds from notes payable of $136,500, proceeds from the issuance of stock of $100,000, and proceeds from stockholder advances of $93,574, partially offset by payments on notes payable of $19,500.

We have incurred losses from operations since inception, have limited financial resources, and at June 30, 2014, have a negative working capital position, an accumulated deficit of $14,407,517 and a total stockholders’ deficit of $4,471,284.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of shares of our common stock.

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

All equipment needed for manufacturing and production except for molds and tooling is owned and operated by our third-party manufacturer.  Therefore, we will have no production equipment needs or expenditures other than the production molds and tooling.  We have invested $70,000 in these molds and tooling as of June 30, 2014 and anticipate that additional funds will be invested in these items as we pursue our business plan.  These molds will remain our sole property.  These molds and tooling will be stored in our manufacturer’s warehouse. The molds and tooling can be shipped or transferred as needed if we should ever choose to use a different manufacturer.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2014 and December 31, 2013, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
June 30, 2014:
Derivative liability	$1,898,798	$-	$-	$1,898,798
Convertible debentures	1,065,936	-	-	1,065,936
Current portion of long-term debt	18,019	-	-	18,019
Long-term debt, net of current portion	10,415	-	-	10,415

Total liabilities measured at fair value	$2,993,168	$-	$-	$2,993,168

	Total	Level 1	Level 2	Level 3
December 31, 2013:
Derivative liability	$2,104,849	$-	$-	$2,104,849
Convertible debentures	592,095	-	-	592,095
Current portion of long-term debt	13,979	-	-	13,979
Long-term debt, net of current portion	9,106	-	-	9,106

Total liabilities measured at fair value	$2,720,029	$-	$-	$2,720,029

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

Since we had no dilutive effect of stock options and warrants for the three months ended June 30, 2014 and 2013, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the six months ended June 30, 2014 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings, nor have any material proceedings been terminated during the six months ended June 30, 2014.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on April 14, 2014. (the “2013 Form 10-K”).  The Risk Factors set forth in the 2013 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2013 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2014, we issued a total of 692,053 shares of our common stock: 39,668 shares at par value for 39,668 unissued common shares; 16,540,000 shares valued at $1,660,346 for services; and 7,384,019 shares with a total value of $802,076 for conversion of debt.

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

On June 13, 2014, the Company filed a Certificate of Designations, Preferences and Rights (the “Certificate”) with the Nevada Secretary of State to establish a class of preferred stock designated as Series AA Preferred Stock (the “Series AA Preferred Stock”), and has authorized the issuance of up to 1,000,000 shares of such Series AA Preferred Stock.  Among other things, the Series AA Preferred Stock allows holders thereof enhanced voting rights based on ten thousand (10,000) votes per share of the Company’s common stock held by such holders of Series AA Preferred Stock.  The Series AA Preferred Stock is not convertible into common stock, does not pay dividends, and does not include a liquidation preference.  The foregoing is only a brief description of the material terms of the Certificate, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the full text of the Certificate, which is filed as Exhibit 3.8 to our Form 8-K filed with the SEC on June 20, 2014.

On June 19, 2014, 20,000 shares of Series AA Preferred Stock were issued to each of the four members of the Company’s Board of Directors for services and valued at par value totaling $80.  The issuance of the shares of Series AA Preferred Stock was made in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).  The Company’s reliance upon Section 4(a)(2) of the Securities Act was based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the Company.

Item 3.  Defaults Upon Senior Securities

Detail schedules of our convertible debentures as of June 30, 2014 and December 31, 2013 are included in Note 5 to our condensed, consolidated financial statement, including information on the maturity dates of each debenture.  As indicated in Note 5, several of the convertible debentures are delinquent as of June 30, 2014.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.

Item 4.  Mine Safety Disclosures

        Not applicable.

Item 5.  Other Information

On July 31, 2014 the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the “Certificate of Designation”) with respect to a class of preferred stock designated as Series BB Preferred Stock (the “Series BB Preferred Stock”).   The Series BB Preferred Stock allows holders thereof voting rights equal to holders of common stock as a single class with respect to all matters submitted to holders of common stock, quarterly dividends payable in arrears in either cash or in kind, liquidation preferences, and is convertible at the option of the holder into 50 common shares of the Company.  The foregoing is only a brief description of the material terms of the Certificate of Designation, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the full text of the Certificate of Designation, which is attached as Exhibit 3.7 to this Quarterly Report and is incorporated herein by reference.

Item 6.  Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1/A filed with the SEC on February 13, 2012).

3.1	Articles of Incorporation, as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-KSB filed with SEC on March 31, 1998).

3.2	Certificate of Amendment to Articles of Incorporation (dated July 15, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011).

3.3	Certificate of Change filed Pursuant to NRS 78.209 (filed July 26, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011).

3.4	Bylaws (Incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with SEC on March 31, 1998).

3.5	Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.9 to Form 8-K filed with the SEC on June 20, 2014).

3.6	Certificate of Designation of Rights, Preferences and Privileges for Series AA Preferred Stock (Incorporated by reference from Exhibit 3.8 to Form 8-K filed with the SEC on June 20, 2014).

3.7	Certificate of Designation of Rights, Preferences and Privileges for Series BB Preferred Stock.*

10.1	Form of 14% Convertible Debenture (Incorporated by reference from Exhibit 10.7 to Form 10-K filed with SEC on April 14, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**
101.SCH	XBRL Schema**
101.CAL	XBRL Calculations**
101.DEF	XBRL Definitions**
101.LAB	XBRL Label**
101.PRE	XBRL Presentation**

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

ONE WORLD HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ Corinda Joanne Melton
Name: Corinda Joanne Melton
Title: President and Chief Executive Officer

Date: August 14, 2014	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer