Form 10-Q
period 2014-09-30
ONE WORLD HOLDINGS, INC.
filed 2014-11-12
CIK 1017616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐                            No ☒

As of November 12, 2014 there were 48,869,166 outstanding shares of the registrant’s common stock.

ONE WORLD HOLDINGS, INC.

FORM 10-Q INDEX
QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2014
	(Unaudited)	December 31, 2013
ASSETS

Current assets:
Cash	$89,299	$6,456
Inventories	133,941	146,488
Prepaid consulting services	248,356	380,860
Prepaid expenses and other current assets	12,860	21,570
Total current assets	484,456	555,374

Property and equipment, net	56,000	66,500
Other assets	2,701	2,701

Total	$543,157	$624,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,110,855	$870,291
Accrued interest payable	240,951	113,369
Convertible debentures, net of discount	1,191,953	592,095
Derivative liability	2,642,968	2,104,849
Notes payable	116,000	91,000
Current portion of long-term debt, net of discount	20,245	13,979
Stockholder advances	544,439	405,939
Total current liabilities	5,867,411	4,191,522

Long-term debt, net of current portion and discount	14,548	9,106

Total liabilities	5,881,959	4,200,628

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized: Series AA, 80,000 and 0 shares issued and outstanding, respectively	80	-
Series BB, 186,000 and 0 shares issued and outstanding, respectively	186	-
Common stock; $0.0025 par value, 500,000,000 shares authorized, 29,435,392 and 1,224,590 shares issued and outstanding, respectively	73,589	3,061
Unissued common stock, 0 and 39,668 shares, respectively	-	99
Additional paid-in capital	10,561,914	6,146,595
Accumulated deficit	(15,974,571)	(9,725,808)
Total stockholders’ deficit	(5,338,802)	(3,576,053)

	$543,157	$624,575

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$5,692	$-	$34,860	$-

Cost of sales	13,988	-	34,861	-

Gross deficit	(8,296)	-	(1)	-

Operating expenses:
Selling, general and administrative	550,805	588,544	3,583,083	1,458,590
Research and development	93,268	1,725	101,890	76,021
Depreciation	3,500	-	10,500	-

Total operating expenses	647,573	590,269	3,695,473	1,534,611

Loss from operations	(655,869)	(590,269)	(3,695,474)	(1,534,611)

Other income (expense):
Interest expense	(465,311)	(182,084)	(1,728,367)	(302,962)
Loss on derivative liability	(513,535)	(1,188,211)	(354,442)	(1,311,620)
Gain (loss) on debt settlement	67,661	(579,310)	(470,480)	(876,484)

Total other expense	(911,185)	(1,949,605)	(2,553,289)	(2,491,066)

Loss before income taxes	(1,567,054)	(2,539,874)	(6,248,763)	(4,025,677)
Provision for income taxes	-	-	-	-

Net loss	$(1,567,054)	$(2,539,874)	$(6,248,763)	$(4,025,677)

Net loss per common share – basic and diluted	$(0.06)	$(6.80)	$(0.36)	$(20.80)

Weighted average number of common shares outstanding – basic and diluted	25,635,511	373,373	17,238,381	193,538

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,248,763)	$(4,025,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,500	-
Amortization of debt discount to interest expense	1,068,942	203,919
Preferred stock issued for services	80	-
Common stock issued for services	2,750	652,006
Warrants issued for interest expense	394,860	-
Stock options issued for services	240,000	-
Notes payable issued for services	35,000	-
(Gain) loss on derivative liability	354,442	1,311,620
(Gain) loss on debt settlement	470,480	876,484
Changes in operating assets and liabilities:
Decrease in inventories	12,547	-
Decrease in prepaid consulting services	2,230,849	-
(Increase) decrease in prepaid assets and other current assets	8,710	(135,752)
Increase in accounts payable and accrued expenses	240,564	157,505
Increase in accrued interest payable	163,580	76,859

Net cash used in operating activities	(1,015,459)	(883,036)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible debentures	997,235	526,000
Proceeds from notes payable	25,000	131,500
Proceeds from issuance of stock	-	100,000
Proceeds from stockholder advances	188,500	182,958
Payments on convertible debentures	(107,433)	(534)
Payments on notes payable	(5,000)	(19,500)

Net cash provided by financing activities	1,098,302	920,424

Net increase in cash	82,843	37,388
Cash, beginning of the period	6,456	2,147

Cash, end of the period	$89,299	$39,535

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2014
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

Reverse Stock Split and Increase in the Number of Authorized Common Shares

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

Subsequently on September 24, 2014, stockholders holding a majority of the voting power of the outstanding voting stock of the Company, as well as the Company’s Board of Directors, acted by written consent to approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 500,000,000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OWDPI and National Fuel and Energy, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The interim financial information of the Company as of September 30, 2014 and for the three months and nine months ended September 30, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended September 30, 2013 have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception, only recently began sales of its dolls, and has limited financial resources and a working capital deficit of $5,382,955 at September 30, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $15,974,571 and a total stockholders’ deficit of $5,338,802 at September 30, 2014. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2014 and December 31, 2013, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

Liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

	Total	Level 1	Level 2	Level 3

Derivative liability	$2,642,968	$-	$-	$2,642,968
Convertible debentures	1,191,953	-	-	1,191,953
Current portion of long-term debt	20,245	-	-	20,245
Long-term debt, net of current portion	14,548	-	-	14,548

Total liabilities measured at fair value	$3,869,714	$-	$-	$3,869,714

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

Since we had no dilutive effect of stock options and warrants for the three months and nine months ended September 30, 2014 and 2013, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

At September 30, 2014, we had outstanding stock options and warrants for a total of 4,977,267 shares of common stock that would have a potential dilutive effect on our calculation of income (loss) per share.

NOTE 5 – CONVERTIBLE DEBENTURES

Through September 30, 2014, we have financed our operations through the issuance of various convertible debentures.  For the nine months ended September 30, 2014, we received cash proceeds of $997,235 from the issuance of new convertible debentures.  We also issued new convertible debentures for $95,000 in services, the transfer of $50,000 from stockholder advances, the transfer of accrued interest payable of $30,731 and original issue discount of $46,000.

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

The debt discount is amortized over the life of the note and recognized as interest expense.  For the nine months ended September 30, 2014 and 2013, we amortized debt discount of $1,068,942 and $203,919, respectively, to interest expense.  The derivative liability is adjusted periodically according to the stock price fluctuations and was $2,642,968 and $2,104,849 at September 30, 2014 and December 31, 2013, respectively.  For purpose of estimating the fair value of the convertible debentures, we used the Black Scholes option valuation model.

At September 30, 2014, the convertible debentures and related accrued interest payable were convertible into approximately 241,019,000 shares of our common stock.

As of September 30, 2014, several of the convertible debentures are delinquent.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.

During the nine months ended September 30, 2014, we had the following activity in the accounts related to the convertible debentures:

	Derivative Liability	Debt Discount	Gain (Loss) on Derivative Liability	Gain on Extinguishment of Debt	Interest Expense

Balance at December 31, 2013	$2,104,849	$(408,194)
Adjustment to derivative liability	(1,093,610)	-	$1,093,610	$-	$-
New debt – debt discount	2,208,054	(801,502)	(1,448,052)	-	-
New debt – original issue discount	-	(4,500)	-	-	-
New debt – beneficial conversion feature	-	(730,073)	-	-	-
Amortization of debt discount to interest expense	-	1,061,124	-	-	(1,061,124)
Debt conversions and repayments	(576,325)	95,175	-	(470,480)	-

Balance at September 30, 2014	$2,642,968	$(787,970)	$354,442	$(470,480)	$(1,061,124)

In estimating the fair value of the derivatives and calculating the adjustment to the derivative liability as of September 30, 2014, we used the Black-Scholes pricing model with the following range of assumptions:

Market price of stock	$0.0189
Risk-free interest rate	0.02% – 0.58%
Expected life in years	0.25 – 1.93
Dividend yield	0%
Expected volatility	266.99% – 514.66%

NOTE 6 – NOTES PAYABLE

As of September 30, 2014, we had short-term notes payable to six individuals totalling $116,000.  These notes are unsecured, payable to non-related parties and bear interest ranging from 0% to 16% per annum.

NOTE 7 – STOCKHOLDER ADVANCES

Since the inception of the Company, we have relied on cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At September 30, 2014, stockholder advances totalled  $544,439.

NOTE 8 – LONG-TERM DEBT

Our long-term debt consisted the following at September 30, 2014:

Long-term convertible debentures, net of discount of $58,109 (see Note 5)	$8,891

Long-term note payable, net of discount of $4,098	25,902

Total	34,793
Current portion	20,245

Long-term debt	$14,548

 The long-term note payable is an unsecured note payable of $30,000 to an individual due July 30, 2016, with interest at 14% per annum.  Payment terms for the note payable are $350 per month for six months and $698 per month for sixty months, including interest. We are in default on the note payable at September 30, 2014 due to our failure to make timely payments in accordance with the terms of the note agreement.

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

Subsequently on September 24, 2014, stockholders holding a majority of the voting power of the outstanding voting stock of the Company, as well as the Company’s Board of Directors, acted by written consent to approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 500,000,000.

During the nine months ended September 30, 2014, we issued a total of 37,510,802 shares of our common stock: 39,668 shares at par value for 39,668 unissued common shares; 388 shares valued at $1 for rounding in the reverse stock split; 20,740,000 shares valued at $2,038,345 for services; and 16,730,746 shares with a total value of $1,082,656 for conversion of debt.   We also cancelled 9,300,000 shares of common stock, valued at par value of $23,250, when exchanged by officers and one of our founders for 186,000 shares of Series BB Preferred Stock.

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

On July 31, 2014, the Company filed a Certificate of Designations, Preferences and Rights (the “Certificate”) with the Nevada Secretary of State to establish a class of preferred stock designated as Series BB Preferred Stock (the “Series BB Preferred Stock”), and has authorized the issuance of up to 1,000,000 shares of such Series BB Preferred Stock.  Among other things, the Series BB Preferred Stock allows holders thereof voting rights equal to holders of common stock as a single class with respect to all matters submitted to holders of common stock, quarterly dividends payable in arrears in either cash or in kind, liquidation preferences, and is convertible at the option of the holder into 50 common shares of the Company.

On August 15, 2014, a total of 186,000 shares of Series BB Preferred Stock was issued to two officers and one of our founders upon their surrender of a total of 9,300,000 shares of common stock.

NOTE 10 – STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2014, we issued warrants to purchase 1,977,267 shares of our common stock to a lender.  The warrants are exercisable for a period of five years at an exercise price of $0.06 per share.  We estimated the value of the warrants using the Black-Scholes pricing model at $394,860 and included this amount in interest expense.

During the nine months ended September 30, 2014, we issued options to purchase 3,000,000 shares of our common stock to a consultant.  The options are exercisable for a period of five years at an exercise price of $0.01 per share.  We estimated the value of the options using the Black-Scholes pricing model at $240,000 and included this amount in selling, general and administrative expenses.

The following table summarizes the stock option and warrant activity during the nine months ended September 30, 2014:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2013	-
Granted	4,977,267	$0.03
Exercised	-
Expired or cancelled	-

Outstanding, vested and exercisable at September 30, 2014	4,977,267	$0.03	4.50

In estimating the fair value of the stock options and warrants issued during the nine months ended September 30, 2014, we used the Black-Scholes pricing model with the following range of assumptions:

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

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided. There were no specified performance requirements and no provision in the agreements for return of the shares.  During the nine months ended September 30, 2014, total compensation expense paid in common shares was $2,230,850.  Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.   As of September 30, 2014, the unamortized compensation was $248,356, reported as a current asset, prepaid consulting services, on our consolidated balance sheet.

NOTE 12– RELATED PARTY TRANSACTIONS

Several of the consulting agreements discussed in Note 11 are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  Compensation expense paid in common shares to related parties was $1,639,775 during the nine months ended September 30, 2014.

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the nine months ended September 30, 2014:

Founder, stockholder	$108,287

Family of officers and directors	182,597

Total related parties	$290,884

As of September 30, 2014, we had convertible debentures of $5,000, $12,500, $46,600 and $8,000, which are further discussed in Note 5, payable to three family members of our executive officers. The outstanding principal and interest are convertible into shares of our common stock at a conversion prices ranging from $0.01 to $30 per share.

Accrued interest payable to these related parties totaled $20,895 at September 30, 2014.

NOTE 13 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2014, we made no cash payments for income taxes.

During the nine months ended September 30, 2014 and 2013, we made cash payments for interest totaling $64,277.

During the nine months ended September 30, 2014, we had the following non-cash financing and investing activities:

•	Increased convertible debentures and prepaid consulting services by $60,000.

•	Increased additional paid-in capital and debt discount by $730,073 for beneficial conversion feature of convertible notes payable.

•	Increased common stock and decreased additional paid-in capital by $1 for rounding up of shares in reverse stock split.

•	Increased debt discount and derivative liability by $760,002.

•	Decreased unissued common stock and increased common stock by $99.

•	Decreased stockholder advances and increased convertible debentures by $50,000.

•	Increased prepaid consulting services by $2,038,345, increased common stock by $51,850 and increased additional paid-in capital by $1,986,495 for common shares issued for services.

•
Decreased accrued interest payable by $5,267, decreased convertible debentures by $140,463, decreased debt discount by $69,700, decreased derivative liability by $475,341, increased common stock by $41,828 and increased additional paid-in capital by $1,040,828 for common shares issued in conversion of debt.

•	Decreased accrued interest payable and increased convertible debentures by $30,731for accrued interest payable added to debt principal.

•	Increased Series BB Preferred stock by $186, decreased common stock by $23,250 and increased additional paid-in capital by $23,064 for issuance of Series BB Preferred shares for common shares.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the financial statement distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles (“GAAP”).  In addition, the amendments eliminate the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows and shareholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company adopted the provisions of ASU No. 2014-10 during its third fiscal quarter ended September 30, 2014, with no material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

To fund our operations subsequent to September 30, 2014, we incurred additional indebtedness totaling $68,000, consisting of convertible debentures totaling $50,000 and stockholder advances of $18,000.

Subsequent to September 30, 2014, we issued a total of 19,433,774 shares of our common stock for debt conversions of $34,825.

On November 4, 2014, we were named as a defendant in a civil lawsuit filed by Darling Capital, LLC, (“Darling”) a creditor of ours, in the New York Supreme Court, County of New York.  The plaintiff filed a Motion For Summary Judgment in Lieu of Complaint the same day. The plaintiff alleges, among other things, that we defaulted on our obligations under a Convertible Promissory Note held by Darling. The complaint seeks, among other relief, judgment against us in the amount of $57,627.  We are currently evaluating a response to this motion and intend to defend our interests vigorously.

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

General

One World Holdings, Inc. (“Holdings”, a Nevada Corporation, formerly known as Environmental Safeguards, Inc.), is a Houston based company that recently released a line of mainstream multicultural dolls aimed at high-end collectors and young pre-teen girls.  Our operations are conducted through our wholly owned subsidiary, The One World Doll Project, Inc., a Texas Corporation (“OWDPI”).  In this discussion Holdings and OWDPI are collectively referred to as “One World” or “Company”.  We commenced sales in October 2013.  For the first year of operations, we focused on direct sales and Internet sales and did not require a storefront for operations.  Manufacturing of our dolls is outsourced to a physical plant facility in the People’s Republic of China owned by a third-party manufacturer we have selected.  We have purchased the requisite molds and equipment to manufacture our dolls and their accessories.  Warehousing of our merchandise inventories and fulfillment of orders here in the United States will be handled by a third-party center in Houston, Texas.

We were invited to showcase The Prettie Girls! Dolls to over 300 HEB store managers in September, and expanded the number of HEB stores placing orders to 119, representing a total order amount of approximately $37,000 as of September 30, 2014.  These orders shipped subsequent to September 30, 2014, resulting in year-to-date sales income through November 12, 2014 of approximately $72,000.

Going Concern Uncertainty

The Company has incurred operating losses since inception, only recently began sales of its dolls, and has limited financial resources and a working capital deficit of $5,382,955 at September 30, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $15,974,571 and a total stockholders’ deficit of $5,338,802 at September 30, 2014. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

Sales of our dolls began in October 2013, and we had total sales of $5,692 for the three months ended September 30, 2014 and $34,860 for the nine months ended September 30, 2014.

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Low levels of sales or promotional pricing of our dolls can result in these costs exceeding our sales in any particular period.  Cost of sales for the three months ended September 30, 2014 was $13,988, resulting in a gross loss for the period of $8,296.  Cost of sales for the nine months ended September 30, 2014 was $34,861, resulting in a gross loss for the period of $1.

Operating Expenses

Our selling, general and administrative expenses decreased $37,739 to $550,805 in the three months ended September 30, 2014 from $588,544 in the three months ended September 30, 2013.  Our selling, general and administrative expenses increased $2,124,493 to $3,583,083 in the nine months ended September 30, 2014 from $1,458,590 in the nine months ended September 30, 2013.The increase in these expenses in the current year is due to primarily to common stock and stock options issued for services, an increase in the activities incurred to market the sales of our dolls, and ongoing efforts to raise necessary funding.  Marketing and advertising expenses and contract services increased substantially over levels in the prior year.  We have hired several consultants from time to time to help us establish and market the Company and our products.  In addition, a substantial portion of the compensation paid to officers and directors has been in shares of our common stock, which we have valued at current market prices.  Certain consultants had consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation based on the current market prices of the shares issued was recognized over the life of the consulting agreements.

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

Our research and development expenses increased $91,543 to $93,268 for the three months ended September 30, 2014 from $1,725 for the three months ended September 30, 2013.  Our research and development expenses increased $25,869 to $101,890 for the nine months ended September 30, 2014 from $76,021 for the nine months ended September 30, 2013.  The increase in research and development expenses in the current year is due to our continued development and introduction to the market of new dolls.

Depreciation expense is currently not material to our operations.  Our only depreciable assets are currently our molds and equipment to manufacture our dolls and their accessories, and we began to depreciate them in the fourth quarter of 2013.  Depreciation expense was $3,500 and $10,500 for the three months and nine months ended September 30, 2014, respectively.

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

Interest expense increased to $465,311 in the three months ended September 30, 2014 from $182,084 in the three months ended September 30, 2013, and increased to $1,728,367 in the nine months ended September 30, 2014 from $302,962 in the nine months ended September 30, 2013.  The increase in interest expense in the current year results primarily from the increase in our outstanding debt and amortization of debt discount on our convertible debt to interest expense as discussed above.

Loss on derivative liability was $513,535 for the three months ended September 30, 2014 compared to a loss of $1,188,211 for the three months ended September 30, 2013.  In the nine months ended September 30, 2014, loss on derivative liability was $354,442 compared to a loss of $1,311,620 in the nine months ended September 30, 2013.  The gain or loss on derivative liability will fluctuate each period depending on the market price of our common stock, volatility and other valuation inputs, and the fluctuation may be material.

 Gain on debt settlement was $67,661 for the three months ended September 30, 2014 compared to a loss on debt settlement of $579,310 for the three months ended September 30, 2013.  Loss on debt settlement was $470,480 and $876,484 for the nine months ended September 30, 2014 and 2013, respectively.  The gain or loss on debt settlement results from issuing our common shares in conversion of debt and eliminating corresponding derivative liabilities and debt discount.  The gain or loss on debt settlement will fluctuate each period depending on the amount of debt settled through conversion to common stock, the market price of our common stock, volatility and other valuation inputs, and the fluctuation may be material.

Net Loss

As a result of the factors discussed above, our net loss decreased to $1,567,054 for the three months ended September 30, 2014 from $2,539,874 for the three months ended September 30, 2013, and increased to $6,248,763 for the nine months ended September 30, 2014 from $4,025,677 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $484,456, a significant portion of which consisted of prepaid consulting fees that were paid for by the issuance of shares of our common stock and amortized over the life of the underlying consulting agreements.  We have limited other current assets, including cash of $89,299, inventories of $133,941 and prepaid and other current assets of $12,860.

We had total current liabilities of $5,867,411 and a working capital deficit of $5,382,955 at September 30, 2014.  In addition, we had accumulated losses from inception of $15,974,571 and had a total stockholders’ deficit of $5,338,802 at September 30, 2014.

We do not have sufficient cash at September 30, 2014 to fund future operations. We rely on cash provided by financing activities primarily in the form of convertible debentures, notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Net cash used in operating activities was $1,015,459 for the nine months ended September 30, 2014 as a result of our net loss of $6,248,763, partially offset by non-cash expenses totaling $2,577,054, decreases in inventories of $12,547, prepaid consulting services of $2,230,849 and prepaid assets and other current assets of $8,710, and increases in accounts payable and accrued expenses of $240,564 and accrued interest payable of $163,580.

Net cash used in operating activities was $883,036 for the nine months ended September 30, 2013 as a result of our net loss of $4,025,677 and increase in prepaid assets and other current assets of $135,752, partially offset by non-cash expenses totaling $3,044,029, and increases in accounts payable and accrued expenses of $157,505 and accrued interest payable of $76,859.

During the nine months ended September 30, 2014 and 2013, we had no net cash provided by or used in investing activities.

During the nine months ended September 30, 2014, net cash provided by financing activities was $1,098,302, comprised of proceeds from convertible debentures of $997,235, proceeds from notes payable of $25,000 and net proceeds from stockholder advances of $188,500, partially offset by payments on convertible debentures of $107,433 and payments on notes payable of $5,000.

During the nine months ended September 30, 2013, net cash provided by financing activities was $920,424, comprised of proceeds from convertible debentures of $526,000, proceeds from notes payable of $131,500, proceeds from the issuance of stock of $100,000, and net proceeds from stockholder advances of $182,958, partially offset by payments on convertible debentures of $534 and payments on notes payable of $19,500.

We have incurred losses from operations since inception, have limited financial resources, and at September 30, 2014, have a negative working capital position, an accumulated deficit of $15,974,571 and a total stockholders’ deficit of $5,338,802.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of shares of our common stock.

Our primary sources of capital since inception have come from either private placement sales of our common stock, the issuance of debt or advances from individuals.  We will be dependent on these sources in the future.

We believe that our operating expenses will increase over the next 12 months and estimate that our capital requirements for the next 12 months will exceed $1.5 million.  Our estimated capital requirements include $300,000 for capital expenditures (product testing, 3rd party inspections, tooling, office furnishing and product warehousing), manufacturing costs and $1.2 million for marketing, public relations, and general and administrative costs (inventory purchases, staff expansion, legal and accounting fees and general office expenses).  We anticipate meeting our capital requirements by raising funds through a combination of private placements of our common stock and/or issuances of notes payable to private investors.  We currently depend primarily on in-kind arrangements and proceeds from the sale of convertible debentures for our month-to-month capital needs.

After a market for our common stock develops, which we hope will develop during 2015, we plan to raise funds through a private offering of our common stock to accredited investors.  However, we can provide no assurances that a market for our common stock will ever develop.  We hope that at such time, if ever, as a market develops for our common stock, we will be in a better position to raise funds through private offerings because we believe that purchasers are more likely to purchase convertible securities in companies that have a public market for their securities.  We anticipate being significantly dependent on third party funding and capital raised through private placements, until such time, if ever, as our operations generate sufficient revenue to support our operating expenses.

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

Plan of Operations and Related Risks

Sales of our dolls began in October 2013.  All equipment needed for manufacturing and production except for molds and tooling is owned and operated by our third-party manufacturer.  Therefore, we will have no production equipment needs or expenditures other than the production molds and tooling.  We have invested $70,000 in these molds and tooling as of September 30, 2014 and anticipate that additional funds will be invested in these items as we pursue our business plan.  These molds will remain our sole property.  These molds and tooling will be stored in our manufacturer’s warehouse. The molds and tooling can be shipped or transferred as needed if we should ever choose to use a different manufacturer.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2014, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

	Total	Level 1	Level 2	Level 3

Derivative liability	$2,642,968	$-	$-	$2,642,968
Convertible debentures	1,191,953	-	-	1,191,953
Current portion of long-term debt	20,245	-	-	20,245
Long-term debt, net of current portion	14,548	-	-	14,548

Total liabilities measured at fair value	$3,869,714	$-	$-	$3,869,714

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

Since we had no dilutive effect of stock options and warrants for the three months and nine months ended September 30, 2014 and 2013, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

New Accounting Pronouncements

See the notes to our condensed consolidated financial statements for a discussion of new accounting pronouncements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings, nor have any material proceedings been terminated during the nine months ended September 30, 2014.
On November 4, 2014, we were named as a defendant in a civil lawsuit filed by Darling Capital, LLC, (“Darling”) a creditor of ours, in the New York Supreme Court, County of New York.  The plaintiff filed a Motion For Summary Judgment in Lieu of Complaint the same day. The plaintiff alleges, among other things, that we defaulted on our obligations under a Convertible Promissory Note held by Darling. The complaint seeks, among other relief, judgment against us in the amount of $57,627.  We are currently evaluating a response to this motion and intend to defend our interests vigorously.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2014, we issued a total of 12,855,062 shares of our common stock: 4,200,000 shares valued at $378,000 for services and 8,655,062 shares with a total value of $131,551 for conversion of debt.   We also cancelled 9,300,000 shares of common stock, valued at par value of $23,250, when exchanged by officers and one of our founders for 186,000 shares of Series BB Preferred Stock.

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

On July 31, 2014, the Company filed a Certificate of Designations, Preferences and Rights (the “Certificate”) with the Nevada Secretary of State to establish a class of preferred stock designated as Series BB Preferred Stock (the “Series BB Preferred Stock”), and has authorized the issuance of up to 1,000,000 shares of such Series BB Preferred Stock.  Among other things, the Series BB Preferred Stock allows holders thereof voting rights equal to holders of common stock as a single class with respect to all matters submitted to holders of common stock, quarterly dividends payable in arrears in either cash or in kind, liquidation preferences, and is convertible at the option of the holder into 50 common shares of the Company.

On August 15, 2014, a total of 186,000 shares of Series BB Preferred Stock was issued to two officers and one of our founders upon their surrender of a total of 9,300,000 shares of common stock.

The issuance of the shares of Series BB Preferred Stock was made in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act. The Company’s reliance upon Section 4(a)(2) of the Securities Act was based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the Company.

Item 3.  Defaults Upon Senior Securities

As indicated in Note 5 to our condensed consolidated financial statements, several of our convertible debentures are delinquent as of September 30, 2014.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On September 24, 2014, stockholders holding a majority of the voting power of the outstanding voting stock of the Company, as well as the Company’s Board of Directors, acted by written consent to approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 500,000,000.

Item 6.  Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1/A filed with the SEC on February 13, 2012).

3.1	Articles of Incorporation, as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-KSB filed with SEC on March 31, 1998).

3.2	Certificate of Amendment to Articles of Incorporation (dated July 15, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011).

3.3	Certificate of Change filed Pursuant to NRS 78.209 (filed July 26, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011).

3.4	Bylaws (Incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with SEC on March 31, 1998).

3.5	Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.9 to Form 8-K filed with the SEC on June 20, 2014).

3.6	Certificate of Amendment to Articles of Incorporation, dated September 4, 2014 (Incorporated by reference from Exhibit 3.1 to Form 8-K filed with the SEC on September 30, 2014.

3.7	Certificate of Designation of Rights, Preferences and Privileges for Series AA Preferred Stock (incorporated by reference from Exhibit 3.8 to Form 8-K filed with the SEC on June 20, 2014).

3.8	Certificate of Designation of Rights, Preferences and Privileges for Series BB Preferred Stock (Incorporated by reference from Exhibit 3.7 to Form 10-Q filed with the SEC on August 14, 2014).

10.1	Form of 14% Convertible Debenture (Incorporated by reference from Exhibit 10.7 to Form 10-K filed with SEC on April 14, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**
101.SCH	XBRL Schema**
101.CAL	XBRL Calculations**
101.DEF	XBRL Definitions**
101.LAB	XBRL Label**
101.PRE	XBRL Presentation**

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

ONE WORLD HOLDINGS, INC.

Date: November 12, 2014	By:	/s/ Corinda Joanne Melton
Name: Corinda Joanne Melton
Title: President and Chief Executive Officer

Date: November 12, 2014	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer