Form 10-K
period 2014-12-31
ONE WORLD HOLDINGS, INC.
filed 2015-04-14
CIK 1017616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-[001-13869]

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

Common Stock, $.0025 par value
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
Yes [  ]                 No [X]

The aggregate market value of the Registrant’s shares held by non-affiliates as of June 30, 2014 was $320,010.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by directors, executive officers and shareholders who beneficially own 10% or more of the registrant’s outstanding shares.  This determination of affiliate status is not a determination of affiliate status for other purposes.  The registrant has one class of securities, its $0.0025 par value common stock.

As of April 13, 2015, the registrant had 251,253,580 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

ONE WORLD HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

On September 24, 2014, stockholders holding a majority of the voting power of the outstanding voting stock of the Company, as well as the Company’s Board of Directors, acted by written consent to approve an amendment to the Company’s Articles of Incorporation dated December 30, 2013 to increase the authorized shares of common stock from 50,000,000 to 500,000,000.

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

The One World Doll Project

The initial concept for the One World Doll Project began with the plan to release a line of mainstream African-American dolls and a line of African-American celebrity dolls aimed at high-end collectors and young pre-teen girls. Currently, the doll market is dominated by two major players, Mattel, Inc. (“Mattel”), which reported 2013 net revenues of $6.48 billion and Hasbro, Inc. (“Hasbro”) which reported net revenues of $4.08 billion. While Hasbro is a close competitor to Mattel, it should be noted that a majority of Hasbro’s income is generated from non-doll toys such as board games and action figures. The next closest competitor to Mattel and Hasbro is JAKKS Pacific, which reported 2013 net revenues of $632.9 million.  (Financial information for Mattel, Hasbro and JAKKS Pacific may be obtained from each company’s annual report, as filed with the SEC).

Due to the size and market domination by Mattel and Hasbro, our strategy for competing is to focus on the African-American and multi-cultural markets which we believe are extremely underrepresented by Mattel and Hasbro. To avoid the “in store” and limited shelf space competition of retail chains, we focus our core sales model on internet and direct sales. By maintaining a web-based sales model, we hope to capture our market of African-American doll buyers through specific advertising and promotions on traditional black media such as BET, TV1, Ebony, Essence and Jet magazines. Our plan is to attempt to reach more mainstream and multi-cultural markets after such time we have captured the African-American market and have the track record and ability to expand our market.

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

Competition

According to a 2012 industry report on Standard Industrial Classification (“SIC”) Code 3942 (Doll and Stuffed Toy manufacturing), there are 492 companies in the United States that fall within the North American Industry Classification System (“NAICS”) designation of Doll and Stuffed Toy manufacturing. Of these 492 companies, only 8 reported 2012 sales of more than $5 million and only five of those reported sales of $20 million or more.

Mattel and Hasbro are the dominant players in the doll and stuffed toy manufacturing industry.  Mattel and Hasbro reported sales of approximately $6.4 billion and $4.0 billion, respectively, for 2013.  In addition to Mattel and Hasbro, there are also many smaller companies that compete within the doll and stuffed toy manufacturing industry.    We believe any company that enters the doll and stuffed toy manufacturing industry will face fierce competition from Mattel and Hasbro and the other smaller players within the industry.  However, due to the overwhelming demand for multi-cultural dolls, especially African-American dolls, we believe One World is in a strong position to establish a foothold in the American doll market.

United States Doll and Stuffed Toy Sales

According to a 2013 Dun and Bradstreet Industry report on SIC Code 3942, manufacturers in the dolls and stuffed toys industry had approximately $76 million sales in the United States in 2012.

Product Description

Our initial 12 inch line of dolls are labeled the “Prettie Girls!” ™, and include four different multi-cultural doll designs, Dahlia, Valencia, Kimani, Lena. Our second line of dolls named “The Prettie Girls! Tween Scene are a 16 inch doll line the Company plans to release for retail sales in Fall of 2015. These 16 inch dolls represent a younger version of the current Prettie Girls! dolls and also have 2 new additions, Hana (Asian) and Alexie (Caucasian).

Target Market

With a primary focus on online advertising channels, we have worked to capture a portion of the mainstream doll buying market with an emphasis on the African American and Latino target markets.

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
1.
Developing an online presence for The One World Doll Project, The Prettie Girls! and Tween Scene Dolls. By focusing our core sales on internet and catalog sales, we believe we will be able to capture our market while eliminating the “eye level competition” we would face in the retail stores.

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

Marketing Overview

Through a partnership with Shade Global and Rubenstein PR we have been utilizing a national media relations campaign to further establish the Company and our products, emphasizing the players involved and the cultural impact of our products.  Our campaigns include the major print, online and broadcast news media.  Other grassroots and social media tactics will be coordinated to create a groundswell of interest and significant word-of-mouth buzz.

The following is an outline of public relations activities the company focused on in 2014.

Marketing Objectives

•	Establish One World as one of the most significant positive cultural impacts in the doll category.
•
Position Stacey McBride-Irby as the driving force and key catalyst behind the movement to change the way mainstream dolls are designed, marketed and integrated into the fabric of the ever-changing face of America and abroad.

•	Foster and develop strategic partnerships with high-profile celebrities and organizations, such as sororities.
•	Achieve major news media coverage in the launch period and beyond to not only generate consumer interest and attention, but also to drive sales.
•	Create and encourage a dialogue in the community about One World and solicit new ideas and product/promotion suggestions.

Marketing Strategies

Under the creative/design leadership of Stacey McBride-Irby, we seek to corner a significant percentage of the United States domestic doll market among mothers, families, and their daughters.  This effort is greatly dependent upon the quality, feel, early brand development, and adoption of the dolls by young girls and their families.

Our success depends heavily upon our design and marketing team’s ability to strike the right chord with the 4-12-year-old girl market. We believe that no group talks and shares more than little girls.  Based on feedback we have received from major retailers such as Walmart and Toys R Us, we have created a great product that is appealing to a sizable segment of these retailer’s customer base.

The daunting proposition of capitalizing on the opportunity among multi-cultural doll buyers has been undertaken in the past by large toy manufacturers and by small, niche companies.  The rationale for creating similar lines is manifold and immediate.  We believe we are perfectly positioned to succeed for several significant reasons.

First, management believes that there is no substitute for desirable dolls and toys that resonate with children.  The cornerstone of our Company is the product and the ability to wrap that product in an aggressive marketing and message program.  This campaign’s success will ultimately be measured by the effect it has on creating a scalable demand for our product.  At the end of the day, this innovative proposition is predicated upon products that stand out in the clutter of a crowded toy market.

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

Advertising Costs

Advertising costs are non-direct in nature, and are expensed in the periods in which the advertising takes place.  Advertising expense totaled $366,577 and $284,517 for the years ended December 31, 2014 and 2013, respectively.

Research and Development Costs

The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Research and development costs for the years ended December 31, 2014 and 2013 were $31,884 and $28,173, respectively.

Production and Manufacturing

To begin our entry into the market place, we began pre-sales of our two Obama 2012 Collectors dolls in the spring of 2011. This pre-sales initiative was launched to test the response rates to free advertising and related advertising models. For this campaign, the Company only advertised via the free mediums of local and national news and blogs, radio interviews and email campaigns.  Due to production delays, the two collectors dolls were not produced.  The pre-sales proceeds were refunded during second quarter 2013, and we have since focused on producing the five fashion dolls and our new line of 16 inch Tween Scene dolls.

In order to produce the highest quality products we have engaged a third party manufacturer in China, Early Light International Ltd. (“Early Light”).   Early Light, which is headquartered in Hong Kong, has more than 25 million square feet of production and warehousing space.   Early Light’s client base includes some of the world’s biggest toy and game developers including Mattel, Fisher-Price, MGA Entertainment, Lego, Hasbro, Playskool, MTV, Lionel, Disney and many more.   We do not have a formal engagement agreement with Early Light, and they will manufacture our dolls on an as-needed basis.

Our costs are consistent with customary industry practices that will include three main costing phases: pre-production, production and post-production.  The pre-production phase is a setup process that involves development of all tools and equipment needed to produce the dolls and their accessories including clothes, shoes, jewelry as well as face painting masks. To date, Early Light has fabricated molds for us to manufacture both the bodies and accessories of our current doll lines.  This process includes making separate molds for each of the body parts, such as the head, torso and legs.  We also have separate molds for each of the different types of accessories, such as purses, jewelry, shoes and stands.  Future molds will be for new accessories and new doll designs, including male body designs.  Our molds and other tooling are developed from high yield metals and synthetics that we believe will yield hundreds of thousands of units before needing replacement. The Company has estimated the yield capacity of the molds by taking into consideration the past experience of management, certain engineering estimates provided by Early Light and other factors.  Additionally, Early Light has warranted our molds for a minimum of 400,000 units. These tools will remain our property but will be stored at the manufacturer’s facilities for future use. The second phase, production, includes the actual production, assembly and packaging of the dolls. This process includes testing of the dolls for safety requirements set by the U.S. government, which is the requirement of the manufacturer. The third includes shipping and further safety and hazards testing.

Our third party manufacturer, Early Light, is responsible for securing basic raw materials needed for manufacturing our products. Early Light obtains its materials from its long-term suppliers, and the materials are continually tested to ensure compliance with required specifications.

Trademarks, Copyrights and Patents

Most of our products being sold under trademarks, trade names, and copyrights, and some products may incorporate patented devices or designs. Such intellectual property could become significant assets in that they will provide product recognition.  We are currently seeking intellectual property protection covering our products and we intend to register certain trademarks we hold with the U.S. Patent and Trademark Office during 2015.  Currently, we believe we hold certain common law trademark rights for certain trademarks including “Prettie Girls!” and “The REAL Prettie Girls!”, and Tween Scene dolls.   We will use our best efforts to ensure the rights to all intellectual property we may hold are adequately protected, but there can be no assurance that our rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.  We also maintain a website at http://www.oneworlddolls.com. The information on, or that may be accessed through, our website is not incorporated by reference into this annual report and should not be considered a part of this Annual Report.

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

Properties

We lease approximately 1,852 square feet of office space in one building located at 14515 Briar Hills Parkway, Suite 105, Houston, Texas 77077.  The lease currently has a monthly payment of $3,802 and expires in December 2019.  Beginning on December 1, 2015, the monthly payment will increase to $3,925, and will increase incrementally through the end of the term.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

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

As of December 31, 2014, several of our convertible debentures were delinquent.

As of December 31, 2014, several of our convertible debentures were delinquent.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.  However, there can be no assurance that we will be able to negotiate extensions of maturity dates or otherwise cure this default on our debt.

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

These key decision-makers will be entitled to indemnification from the Company except in certain circumstances, as more fully set forth in our Articles of Incorporation and Bylaws, as well as the Nevada Revised Statutes.

Stockholders have no right to participate in management of the Company.

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

To date, we have not yet achieved profitable operations and expect to incur losses in the development of our business.  Accordingly, our independent registered public accounting firm has indicated in its report on our consolidated financial statements for the year ended December 31, 2014 that there exists substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management’s plan to address our ability to continue as a going concern includes obtaining debt or equity funding from private placement or institutional sources or obtaining loans from financial institutions, where possible.  Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

We use third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including: currency conversion risks and currency fluctuations; limitations, including taxes, on the repatriation of earnings; political instability, civil unrest and economic instability; greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; complications in complying with laws in varying jurisdictions and changes in governmental policies; greater difficulty and expenses associated with recovering from natural disasters; transportation delays and interruptions; and the potential imposition of tariffs.

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

Issues with products may lead to product liability claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities that could divert resources, affect business operations, decrease sales, increase costs, and put us at a competitive disadvantage, any one of which could have a significant adverse effect on our financial condition.  We do not currently maintain product liability insurance.

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

As of the date of this Annual Report, our executive officers and directors collectively and beneficially own approximately 77% of our voting stock.  This concentration of voting control gives affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting.  These assessments include disclosure of identified material weaknesses in our internal control over financial reporting.  Testing and maintaining internal control over financial reporting involve significant costs and could divert management’s attention from other matters that are important to our business.  Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our consolidated financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common stock.

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

We lease approximately 1,852 square feet of office space in one building located at 14515 Briar Hills Parkway, Suite 105, Houston, Texas 77077.  The lease currently has a monthly payment of $3,802 and expires in December 2019.  Beginning on December 1, 2015, the monthly payment will increase to $3,925, and will increase incrementally through the end of the term.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 3.	LEGAL PROCEEDINGS.

Except as set forth herein, we are not a party to any material legal proceedings, nor have any material proceedings been terminated during the fiscal year ended December 31, 2014.

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

As of December 31, 2014, several of our convertible debentures were delinquent.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.  However, there can be no assurance that we will be able to negotiate extensions of maturity dates or otherwise cure this default on our debt.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted under the symbol OWOO on the OTC Markets and during much of 2014, there was limited trading of our shares.  The trading price of our shares may not necessarily be indicative of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTCMarkets.com.  These prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High	Low

Year Ended December 31, 2013
4th Quarter	$187.97	$7.52
3rd Quarter	37.57	2.93
2nd Quarter	17.29	1.35
1st Quarter	3.53	0.08

Year Ended December 31, 2014
4th Quarter	$0.188	$0.0011
3rd Quarter	0.419	0.0100
2nd Quarter	0.179	0.0150
1st Quarter	1.000	0.0300

On May 12, 2014, the Board of Directors of the Company adopted and approved the One World Holdings Inc. 2014 Stock Option and Stock Award Plan (the “Plan”).  Also, the holders of a majority of the Company’s outstanding common stock voted to approve and authorize adoption of the Plan.  A total of 2,000,000 shares of our common stock are available for issuance under the Plan.  Under the Plan, we may issue options, including incentive stock options and non-statutory stock options, restricted stock grants, or stock appreciation rights.  Awards under the Plan may be granted to employees, consultants, directors and individuals who meet the requirements defined in the Plan.  No options have been granted under the Plan.

During the year ended December 31, 2014 in connection with the issuance of a convertible debenture, we issued warrants to purchase 1,977,267 shares of our common stock to a lender.  The warrants are exercisable for a period of five years at an exercise price of $0.06 per share, with certain adjustments to the exercise price for lower conversion prices or option or warrant exercise prices granted after the effective date of the warrants.

During the year ended December 31, 2014, we issued options to purchase 3,000,000 shares of our common stock to a consultant.  The options are exercisable for a period of five years at an exercise price of $0.01 per share.

In addition, as of December 31, 2014, we had several convertible debentures that, along with related accrued interest payable, are convertible into shares of our common stock at the various conversion prices per share, including several debentures with defined variable conversion prices tied to the market price of our common stock.

The following table presents information concerning outstanding stock options and warrants issued by us as of December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	4,977,267 (1)	$0.03	2,000,000 (2)
Total	4,977,267	$0.03	2,000,000
____________

(1) Includes 1,977,267 shares issuable upon exercise of warrant issued to a lender and 3,000,000 shares issuable upon exercise of stock options issued to a consultant.

(2) Includes 2,000,000 shares available under the One World Holdings Inc. 2014 Stock Option and Stock Award Plan.

Holders

As of April 13, 2015, we had a total of 251,253,580 common shares outstanding and there were approximately 264 holders of record of our common stock.

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

Insufficient Number of Authorized Common Shares

As of December 31, 2014, we had several convertible debentures and related accrued interest payable that were convertible into approximately 1,900,000,000 shares of our common stock.  We had 500,000,000 common shares authorized and 170,767,039 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

Unregistered Sales of Equity Securities

During the fourth quarter ended December 31, 2014, we issued a total of 141,331,647 unregistered shares of our common stock to lenders underlying convertible debt, pursuant to convertible debentures (each a “Debenture” and collectively the “Debentures”) of $188,788 and accrued interest payable of $12,922.

Since December 31, 2014 through the date of this Annual Report, we have issued at total of 80,486,541 unregistered shares of our common stock to lenders underlying convertible debt pursuant to convertible debentures (collectively with the aforementioned Debentures, the “Debentures”) of $59,925 and accrued interest payable of $1,570. The Debentures mature either six months or one year from issuance and bear interest at rates ranging from five percent (5%) to sixteen percent (16%) per annum.  The Debentures are convertible into the Company’s common stock at rates ranging from $0.0015 per share through $0.07 per share, with several of the Debentures having a conversion rate based on a 50% discount on the ten or twenty-day trading average of the Company’s common stock prior to conversion.

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

During the fiscal year ended December 31, 2014, we did not repurchase any of our securities.

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

General

One World Holdings, Inc. (“Holdings”, a Nevada Corporation, formerly known as Environmental Safeguards, Inc.), is a Houston-based company that recently released a line of mainstream multicultural dolls aimed at high-end collectors and young pre-teen girls.  Our operations are conducted through our wholly owned subsidiary, The One World Doll Project, Inc., a Texas Corporation (“OWDPI”).  In this discussion Holdings and OWDPI are collectively referred to as “One World” or “Company”.  We commenced sales in October 2013.  For the first year of operations, we focused on direct sales and Internet sales and did not require a storefront for operations.  Manufacturing of our dolls is outsourced to a physical plant facility in the People’s Republic of China owned by a third-party manufacturer we have selected.  We have purchased the requisite molds and equipment to manufacture our dolls and their accessories.  Warehousing of our merchandise inventories and fulfillment of orders here in the United States will be handled by a third-party center in Houston, Texas.

We were invited to showcase The Prettie Girls! Dolls to over 300 HEB store managers in September, and expanded the number of HEB stores placing orders to 119, representing a total order amount of approximately $37,000 as of September 30, 2014.  These orders shipped subsequent to September 30, 2014, contributing to year-to-date 2014 sales income of $109,520.

Going Concern Uncertainty

The Company has incurred operating losses since inception, only recently began sales of its dolls, and has limited financial resources and a working capital deficit of $6,027,776 at December 31, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $16,661,742 and a total stockholders’ deficit of $5,959,875 at December 31, 2014. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

Sales of our dolls began in October 2013, and we had total sales of $20,549 for the year ended December 31, 2013.  As a result of our sales and marketing efforts in the year ended December 31, 2014, we had total sales of $109,520, representing an increase of $88,971, or 433%.

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Cost of sales for the years ended December 31, 2014 and 2013 was $84,661 and $16,479, respectively, an increase of $68,182, or 414%.  As we experienced no material increases in our costs during 2014, the increase in cost of sales compared to 2013 is primarily attributable to an increase in sales volume.  Our gross profit on sales was $24,859 and $4,070 for the years ended December 31, 2014 and 2013, respectively.

Operating Expenses

Our selling, general and administrative expenses increased $848,087 to $4,174,904 in the year ended December 31, 2014 from $3,326,817 in the year ended December 31, 2013.   The increase in these expenses in the current year is due primarily to common stock and stock options issued for services, an increase in the activities incurred to market the sales of our dolls, and ongoing efforts to raise necessary funding.  Marketing and advertising expenses and contract services increased substantially over levels in the prior year.  We have hired several consultants from time to time to help us establish and market the Company and our products.  In addition, a substantial portion of the compensation paid to officers and directors has been in shares of our common stock, which we have valued at current market prices.  Certain consultants had consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation based on the current market prices of the shares issued was recognized over the life of the consulting agreements.

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

Our research and development expenses increased $3,711 to $31,884 for the year ended December 31, 2014 from $28,173 for the year ended December 31, 2013.  The increase in research and development expenses in the current year is due to our continued development and introduction to the market of new dolls.

Depreciation expense is currently not material to our operations.  Our only depreciable assets are currently our molds and equipment to manufacture our dolls and their accessories, and we began to depreciate them in the fourth quarter of 2013.  Depreciation expense was $14,000 and $3,500 for the years ended December 31, 2014 and 2013, respectively.

Other Income (Expense)

Our other expense is comprised of interest expense, losses associated with accounting for the change in our derivative liability calculated for the variable conversion feature of certain of our convertible debentures, and the loss on debt settlement calculated upon conversion of debt to shares of our common stock.  Our interest expense also includes the amortization of debt discount calculated at the inception of the convertible debentures and recorded with the related derivative liability.

Interest expense increased to $1,622,701 in the year ended December 31, 2014 from $619,236 in the year ended December 31, 2013.  The increase in interest expense in the current year results primarily from the increase in our outstanding debt and amortization of debt discount on our convertible debt to interest expense as discussed above.

Loss on derivative liability was $524,999 for the year ended December 31, 2014 compared to a loss of $1,879,420 for the year ended December 31, 2013.  The gain or loss on derivative liability will fluctuate each period depending on the market price of our common stock, volatility and other valuation inputs, and the fluctuation may be material.

 Gain on debt settlement was $592,305 for the year ended December 31, 2014 compared to a loss on debt settlement of $995,844 for the year ended December 31, 2013.  The gain or loss on debt settlement results from issuing our common shares in conversion of debt and eliminating corresponding derivative liabilities and debt discount.  The gain or loss on debt settlement will fluctuate each period depending on the amount of debt settled through conversion to common stock, the market price of our common stock, volatility and other valuation inputs, and the fluctuation may be material.

Net Loss

As a result of the factors discussed above, our net loss increased to $6,935,934 for the year ended December 31, 2014 from $6,848,920 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $351,066, including cash of $604.  We have limited other current assets, including accounts receivable of $9,140, inventories of $189,234, prepaid consulting fees of $93,442 and prepaid expenses and other current assets of $58,646.

We had total current liabilities of $6,378,842 and a working capital deficit of $6,027,776 at December 31, 2014.  In addition, we had accumulated losses from inception of $16,661,742 and had a total stockholders’ deficit of $5,959,875 at December 31, 2014.

We do not have sufficient cash at December 31, 2014 to fund future operations. We rely on cash provided by financing activities primarily in the form of convertible debentures, notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Net cash used in operating activities was $1,298,579 for the year ended December 31, 2014 as a result of our net loss of $6,935,934 and increases in accounts receivable of $9,140, inventories of $42,746 and prepaid expenses and other current assets of $37,076, partially offset by non-cash expenses totaling $5,062,515 and increases in accounts payable and accrued expenses of $436,590 and accrued interest payable of $227,212.

Net cash used in operating activities was $1,356,632 for the year ended December 31, 2013 as a result of our net loss of $6,848,920 and increases in inventories of $146,488, prepaid expenses and other current assets of $21,570 and other assets of $2,701, partially offset by non-cash expenses totaling $5,315,164, and increases in accounts payable and accrued expenses of $245,659 and accrued interest payable of $102,224.

During the years ended December 31, 2014 and 2013, we had no net cash provided by or used in investing activities.

During the year ended December 31, 2014, net cash provided by financing activities was $1,292,727, comprised of proceeds from convertible debentures of $1,158,332, proceeds from notes payable of $32,396 and proceeds from stockholder advances of $257,500, partially offset by payments on convertible debentures of $107,433, payments on notes payable of $8,068 and payments on stockholder advances of $40,000.

During the year ended December 31, 2013, net cash provided by financing activities was $1,360,941, comprised of proceeds from convertible debentures of $945,500, proceeds from notes payable of $126,500, proceeds from stockholder advances of $431,500, partially offset by payments on convertible debentures of $84,534, payments on notes payable of $19,500 and payments on stockholder advances of $38,525.

We have incurred losses from operations since inception, have limited financial resources, and at December 31, 2014, have a negative working capital position, an accumulated deficit of $16,661,742 and a total stockholders’ deficit of $5,959,875.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of shares of our common stock.

Our primary sources of capital since inception have come from the issuance of convertible debentures and the issuance of other debt or advances from individuals, many of whom are stockholders.  We will be dependent on these sources in the future.

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

As of December 31, 2014, we had several convertible debentures and related accrued interest payable that were convertible into approximately 1,900,000,000 shares of our common stock.  We had 500,000,000 common shares authorized and 170,767,039 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2014 and 2013, we believe the amounts reported for cash, accrued interest, accrued expenses, and notes payable approximate fair value because of the short-term nature of these financial instruments.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014 and 2013:

	Total	Level 1	Level 2	Level 3
December 31, 2014:
Derivative liability	$2,718,652	$-	$-	$2,718,652
Convertible debentures	1,359,680	-	-	1,359,680
Current portion of long-term debt	22,598	-	-	22,598
Long-term debt	9,800	-	-	9,800

Total liabilities measured at fair value	$4,110,730	$-	$-	$4,110,730

December 31, 2013:
Derivative liability	$2,104,849	$-	$-	$2,104,849
Convertible debentures	592,095	-	-	592,095
Current portion of long-term debt	13,979	-	-	13,979
Long-term debt	9,106	-	-	9,106

Total liabilities measured at fair value	$2,720,029	$-	$-	$2,720,029

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

Since we had no dilutive effect of stock options and warrants for the years ended December 31, 2014 and 2013, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance, and creates a Topic 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2. Identify the performance obligations in the contract.
Step 3. Determine the transaction price.
Step 4. Allocate the transaction price to the performance obligations in the contract.
Step 5. Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  We have not yet determined how our consolidated financial statements will be affected by the adoption of ASU 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  We have not yet determined how our consolidated financial statements will be affected by the adoption of ASU 2014-15.

Off Balance Sheet Commitments

We lease approximately 1,852 square feet of office space in one building located at 14515 Briar Hills Parkway, Suite 105, Houston, Texas 77077.  The lease currently has a monthly payment of $3,802 and expires in December 2019.  Beginning on December 1, 2015, the monthly payment will increase to $3,925, and will increase incrementally through the end of the term.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

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

Not applicable

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were not effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the periods specified.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2013, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

We continue to operate with a limited number of accounting and financial personnel. Although we added the services of a contract Chief Financial Officer during 2014, we have been unable to implement proper segregation of duties over certain accounting and financial reporting processes, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements.  We believe these control deficiencies represent material weaknesses in internal control over financial reporting.

Despite the material weaknesses in financial reporting noted above, we believe that our consolidated financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

We are committed to the establishment of effective internal controls over financial reporting and will place emphasis on quarterly and year-end closing procedures, timely documentation and internal review of accounting and financial reporting consequences of material contracts and agreements, and enhanced review of all schedules and account analyses by experienced accounting department personnel or independent consultants.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the matter discussed above, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                     OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our Directors and executive officers.

Name	Age	Position(s) and Office(s)
Corinda Joanne Melton	58	Chief Executive Officer and Director
Stacey McBride-Irby	40	Chief Product Development Officer and Director
Dennis P. Gauger	63	Chief Financial Officer
Wilma Delaney	69	Director
Robert Hines	45	Director

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

Joanne has over 24 years of operations experience and banking including 14 years in management. In addition she has over 10 years’ experience managing and operating private businesses as an entrepreneur.  We believe this qualifies her to be a member of our Board.

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

Dennis P. Gauger
Chief Financial Officer

Dennis P. Gauger, Certified Public Accountant, was appointed as our Chief Financial Officer effective January 1, 2014.  He has over 38 years of professional experience, providing a variety of businesses, their owners and management timely, expert financial management, accounting, consulting and SEC compliance services. Prior to starting his own firm in May 1998, Dennis served in three offices of an international "Big Four" accounting firm, including 9 years as an accounting and auditing partner and 10 years in that firm's emerging business services division. He has experience in a variety of industries including: manufacturing, high technology, software, aviation, retail and distribution, financial services, hospitality and gaming, food services, mining, telecommunications, medical devices and real estate.   Dennis has served as a full-time chief financial officer ("CFO") and as a part-time contract financial executive, compliance and business consultant to mature and emerging businesses in a variety of industries. This "hands on" financial management experience, coupled with years of serving clients in an international firm, uniquely qualifies him to understand a company’s operational challenges and to expertly meet its accounting, financial reporting, and regulatory compliance needs. Companies that engage his services rely on competent advice and timely, responsive service.

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

Board Composition and Committees

Our board of directors is currently composed of four members: Corinda Joanne Melton, Stacey McBride-Irby, Wilma Delaney and Robert Hines.  We currently do not have a nominating committee, a compensation committee, or an audit committee.

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

Code of Ethics

We currently have not adopted a code of ethics due to our limited size and operations. We have considered adopting a Code of Business Conduct and Ethics (the “Code”) in the past. We expect to adopt such a Code or something similar in the future. We anticipate that the purpose of such a Code will be to assist the Company and its employees, officers and directors with the Company’s goals of conducting its business and affairs in accordance with applicable laws, rules and regulations and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. The Company expects that any consultants or other service providers it retains will adhere to such a Code.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2014, or written representations from certain reporting persons, we believe all of our directors, executive officers and 10% holders have met all applicable filing requirements.  However, five of the forms were filed late.

Option Plans

On May 12, 2014, the Board of Directors of the Company adopted and approved the One World Holdings Inc. 2014 Stock Option and Stock Award Plan (the “Plan”).  Also, the holders of a majority of the Company’s outstanding common stock voted to approve and authorize adoption of the Plan.  A total of 2,000,000 shares of our common stock are available for issuance under the Plan.  Under the Plan, we may issue options, including incentive stock options and non-statutory stock options, restricted stock grants, or stock appreciation rights.  Awards under the Plan may be granted to employees, consultants, directors and individuals who meet the requirements defined in the Plan.  No options have been granted under the Plan.

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION

Through December 31, 2014, we have not provided retirement benefits or severance or change of control benefits to Corinda Joanne Melton, Stacey McBride-Irby and Dennis P. Gauger, our “Named Executive Officers.”  Mr. Gauger was appointed as our Chief Financial Officer effective January 1, 2014, and therefore is included in the following compensation tables for 2014 only.

The following table provides summary information for the years ended December 31, 2014 and 2013 concerning cash and non-cash compensation paid or accrued to or on behalf of all Directors and certain executive officers.

Summary Compensation Table

The following table discloses the compensation received in each of the last two fiscal years by (i) our Chief Executive Officer of the Company, (ii) our Chief Financial Officer, and (iii) our Chief Product Development Officer and Director.

Name and Principal Position	Year	Salary ($)	Bonuses and Commissions ($)	Stock Awards ($) (4)	Option / Warrant Awards ($)	All Other Compensation ($)(5)	Total ($)
Corinda Joanne Melton (1)	2014	150,000	-	429,570	-	-	579,570
Chief Executive Officer and President	2013	150,000	-	373,210	-	-	523,210
Dennis P. Gauger (2) Chief Financial Officer	2014 2013	- -	- -	119,880 -	- -	48,000 -	167,880 -
Stacey McBride-Irby (3)	2014	132,000	-	399,600	-	-	531,600
Chief Product Development Officer and Director	2013	132,000	-	296,520	-	-	428,520

(1)           Ms. Melton was appointed as Chief Executive Officer and Director in July 2011.  Accrued and unpaid salary due Ms. Melton as of December 31, 2014 and 2013 was $183,129 and $143,470, respectively.

(2)           Mr. Gauger was appointed as Chief Financial Officer on a part-time, contract basis, effective January 1, 2014.  Accrued and unpaid compensation due Mr. Gauger as of December 31, 2014 was $5,000.

(3)           Ms. McBride-Irby was appointed as Chief Product Development Officer and Director in July 2011.  Accrued and unpaid salary due Ms. McBride-Irby as of December 31, 2014 and 2013 was $271,849 and $184,883, respectively.

(4)           The amounts for 2014 reflect the grant date market value of 4,300,000 shares of our common stock granted to Ms. Melton, 1,200,000 shares of our common stock granted to Mr. Gauger, and 4,000,000 shares of our common stock granted to Ms. McBride-Irby in 2014 in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718.  The amounts for 2013 reflect the grant date market value of 141,334 shares of our common stock granted to Ms. Melton and 126,002 shares of our common stock granted to Ms. McBride-Irby in 2013 in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718.

(5)           Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  The amount for Mr. Gauger in 2014 represents independent contractor fees.

Board of Directors Compensation

The following table sets forth summary information concerning the compensation we paid to Directors during the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Wilma Delaney	-	149,850	-	-	-	-	149,850

Robert Hines	-	119,880	-	-	-	-	119,880

(1)           The amounts in column (c) reflect the grant date market value of 1,500,000 shares of our common stock granted to Ms. Delaney and 1,200,000 shares of our common stock granted to Mr. Hines in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718.  See also “Current Compensation of Directors” below.

Current Levels of Executive Compensation and Employment Agreements

Currently we have three executive officers, Corinda Joanne Melton, our Chief Executive Officer, Stacey McBride-Irby, our Chief Product Development Officer, and Dennis P. Gauger, our Chief Financial Officer.

In October 2011, we entered into employment agreements with Ms. Melton and Ms. McBride-Irby.  Pursuant to the agreements, Ms. Melton receives an annual base salary of $150,000, and Ms. McBride-Irby receives an annual base salary of $132,000.  The term of both agreements ended on April 1, 2014 and automatically renewed on a month-to-month basis.  If adequate cash is not available to pay the salaries of Ms. Melton and Ms. McBride-Irby at the end of any month, their respective salaries will accrue until such time as adequate cash is available. Both employment agreements provide, however, that if the executive terminates her employment for good reason or the Company terminates the executive’s employment without cause, the executive will be entitled to receive in one lump sum payment the full remaining amount under the term of the agreement to which she would have been entitled had the agreement not been terminated.

Effective January 1, 2014, we entered into an Independent Contractor Agreement with Mr. Gauger for his services as Chief Financial Officer.  The agreement, as amended, has a term of one year, unless terminated by either party upon thirty days written notice.  We paid Mr. Gauger annual compensation for 2014 of $120,000, $72,000 paid in our common stock (with a grant date market value of $119,880) and $48,000 cash compensation.  The cash compensation was payable $3,000 per month for the first six months and $5,000 per month for the next six months.  Mr. Gauger is also eligible to participate in any stock options or other benefits that may be established in the future for our executive officers.

Effective January 1, 2015, we entered into an Amended Independent Contractor Agreement with Mr. Gauger for his services as Chief Financial Officer.  The agreement has a term of one year, unless terminated by either party upon thirty days written notice.  We will pay Mr. Gauger annual compensation in 2015 of $134,000, $65,000 paid in our common stock and $69,000 cash compensation.  The cash compensation is payable $5,000 per month for the first three months and $6,000 per month for the next nine months.  Mr. Gauger is also eligible to participate in any stock options or other benefits that may be established in the future for our executive officers.

Current Compensation of Directors

At present, the Company does not pay its Directors for attending meetings of the Board of Directors, nor does it have a standard arrangement pursuant to which Directors of the Company are compensated for any services provided as a Director.

During 2014, our directors were compensated through the issuance of shares of our common stock.   Ms. Delaney received a total of 1,500,000 shares of our common stock with a grant date market value of $149,850.  Mr. Hines received a total of 1,200,000 shares of our common stock with a grant date market value of $119,880.

Our directors who also serve as executive officers of the Company, Ms. Melton and Ms. McBride-Irby, do not receive compensation above their officer salaries for serving as directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth certain information regarding the beneficial ownership of our common stock as of April 6, 2015, by (i) each current director; (ii) each executive officer named in the summary compensation table included herein who was serving as an executive officer at the end of the 2014 fiscal year; (iii) all of our current directors and executive officers as a group; and (iv) each person who is known by us to be a beneficial owner of five percent or more of our any class of our voting securities.

Name(4)	Title of Class of Stock (1)(2)(3)	Shares Beneficially Owned	Percentage of Outstanding Stock of Respective Class	Percentage of Aggregate Voting Power of Common, Series AA and Series BB

Officers and Directors:

Corinda Joanne Melton	Common	1,147,612	*	*
	Series AA	20,000	25.00%	19.14%
	Series BB	66,000	35.48%	*
Stacey McBride-Irby	Common	1,134,511	*	*
	Series AA	20,000	25.00%	19.14%
	Series BB	60,000	32.26%	*
Dennis P. Gauger	Common	1,200,000	*	*
	Series AA	—
	Series BB	—
Wilma Delaney	Common	1,553,585	*	*
	Series AA	20,000	25.00%	19.17%
	Series BB	—
Robert Hines	Common	1,241,939	*	*
	Series AA	20,000	25.00%	19.14%
	Series BB	—

All officers and Directors, as a group:	Common	6,277,647	2.50%	*
	Series AA	80,000	100%	76.60%
	Series BB	126,000	67.74%	*

5% Shareholders:

Trent Daniel	Common	1,133,335	*	*
	Series AA	—
	Series BB	60,000	32.26%	*
Donna Harvey	Common	48,090,682	19.14%	4.57%
	Series AA	—
	Series BB	—

* Less than 1% of class

(1)
Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).  The percentages are based upon 251,253,580 shares of common stock, 80,000 shares of Series AA Preferred Stock, and 186,000 shares of Series BB Preferred Stock outstanding as of April 6, 2015, except for certain parties who hold stock options and warrants that are presently exercisable or exercisable within 60 days, and/or who hold convertible promissory notes which may be converted into Common Stock within 60 days, whose percentages are based upon the sum of shares outstanding as of April 6, 2015 plus the number of shares subject to stock options, warrants and convertible notes that are presently exercisable or exercisable within 60 days held by them, or which may be converted into Common Stock, as indicated in the following notes.

(2)
Series AA Preferred Stock allows holders thereof enhanced voting rights based on ten thousand (10,000) votes per share of the Company’s common stock held by such holders of Series AA Preferred Stock.  The Series AA Preferred Stock is not convertible into common stock, does not pay dividends, and does not include a liquidation preference.

(3)
Series BB Preferred Stock allows holders thereof voting rights equal to holders of common stock as a single class with respect to all matters submitted to holders of common stock, quarterly dividends payable in arrears in either cash or in kind, liquidation preferences, and is convertible at the option of the holder into 50 shares of common stock of the Company.

(4)	The address for all officers and directors is c/o One World Holdings, Inc., 14515 Briarhills Parkway, Suite 105, Houston, Texas 77077.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes all transactions executed or performed in 2014 and 2013 in which we are a participant and the amount involved exceeded $120,000, as well as transactions that we deem material, and in which any related person had or will have a direct or indirect material interest.

We have entered into consulting agreements with Trent Daniel, a greater than 5% shareholder and a founder of the Company, to provide business development services, pursuant to which $130,619 cash compensation and $399,600 stock compensation were paid in 2014.  In addition $204,379 cash compensation and $261,470 stock compensation were paid to Mr. Daniel in 2013.

We have also entered into consulting agreements to provide various services with certain individuals who are related parties due to family relationships with our officers and directors.  Cash compensation totaling $193,118 and $105,457 was paid to these individuals in 2014 and 2013, respectively.  Stock compensation totaling $78,028 and $126,560 was paid to these individuals in 2014 and 2013, respectively.

As of December 31, 2014 we had convertible debentures of $5,000, $46,600 and $8,000 payable to three family members of our executive officers.  The outstanding principal and interest are convertible into shares of our common stock at conversion prices ranging from $0.01 to $30 per share.  Accrued interest payable to these related parties totaled $17,461 at December 31, 2014.

As of December 31, 2014 and 2013, we had stockholder advances payable to family members of our executive officers and to a founder totaling $88,964 and $27,964, respectively.

Currently we have only three executive officers, Corinda Joanne Melton, our Chief Executive Officer, Stacey McBride-Irby, our Chief Product Development Officer, and Dennis P. Gauger, our Chief Financial Officer.

In October 2011, we entered into employment agreements with Ms. Melton and Ms. McBride-Irby.  Pursuant to the agreements, Ms. Melton receives an annual base salary of $150,000, and Ms. McBride-Irby receives an annual base salary of $132,000.  The term of both agreements ended on April 1, 2014 and automatically renewed on a month-to-month basis.  If adequate cash is not available to pay the salaries of Ms. Melton and Ms. McBride-Irby at the end of any month, their respective salaries will accrue until such time as adequate cash is available. Both employment agreements provide, however, that if the executive terminates her employment for good reason or the Company terminates the executive’s employment without cause, the executive will be entitled to receive in one lump sum payment of the full remaining amount under the term of the agreement to which she would have been entitled had the agreement not been terminated.   Accrued and unpaid salary due Ms. Melton as of December 31, 2014 and 2013 was $183,129 and $143,470, respectively.  Accrued and unpaid salary due Ms. McBride-Irby as of December 31, 2014 and 2013 was $271,849 and $184,883, respectively. In addition, during 2014, compensation paid in our common stock valued at $429,570 and $399,600 was paid to Ms. Melton and Ms. McBride-Irby, respectively.  During 2013, compensation paid in our common stock valued at $373,210 and $296,520 was paid to Ms. Melton and Ms. McBride-Irby, respectively.

Mr. Gauger was appointed our Chief Financial Officer effective January 1, 2014 and earned $48,000 pursuant to an independent contractor agreement, $5,000 of which was payable at December 31, 2014.  In addition, during 2014, compensation paid in our common stock valued at $119,880 was paid to Mr. Gauger.

We entered into an amended independent contractor agreement with Mr. Gauger for a period of one year effective January 1, 2015, pursuant to which Mr. Gauger is to receive $69,000 cash compensation and compensation paid in our common stock valued at $65,000.

Our directors, Wilma Delaney and Robert Hines were paid compensation in our common stock totaling $149,850 and $119,880, respectively, in 2014 and $139,340 and $99,030, respectively in 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by HJ & Associates, LLC for the annual audit of the Company’s financial statements and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q billed during the fiscal years ended December 31, 2014 and 2013, were $77,500 and $69,000, respectively.

Audit-related Fees

We incurred no fees for audit-related services to HJ & Associates, LLC for consents and other assurance services during the fiscal years ended December 31, 2014 and 2013.  These audit related services are primarily comprised of the review of financial information contained in post-effective amendments and prospective supplements to our previously outstanding registration statements.

Tax Fees

We incurred no fees for tax services to HJ & Associates, LLC during the fiscal years ended December 31, 2014 and 2013.  Income tax return preparation services were provided by another firm in both years

All Other Fees

There were no other fees for other services rendered by HJ & Associates, LLC during the fiscal years ended December 31, 2014 and 2013.

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

April 14, 2015

By:           /s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer,
Principal Financial Officer

April 14, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Corinda Joanne Melton Corinda Joanne Melton	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Director)	April 14, 2015
/s/ Stacey McBride-Irby Stacey McBride-Irby	Chief Product Development Officer and Director	April 14, 2015
/s/ Wilma Delaney Wilma Delaney	Director	April 14, 2015
/s/ Robert Hines Robert Hines	Director	April 14, 2015

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
One World Holdings, Inc.

We have audited the accompanying consolidated balance sheets of One World Holdings, Inc. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One World Holdings, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit of $16,661,742 at December 31, 2014, which together raises substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2015

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$604	$6,456
Accounts receivable	9,140	-
Inventories	189,234	146,488
Prepaid consulting services	93,442	380,860
Prepaid expenses and other current assets	58,646	21,570

Total current assets	351,066	555,374

Long-term prepaid consulting services	22,500	-
Property and equipment, net	52,500	66,500
Other assets	2,701	2,701

Total	$428,767	$624,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,310,881	$870,291
Accrued interest payable	277,264	113,369
Convertible debentures, net of discount	1,359,680	592,095
Derivative liability	2,718,652	2,104,849
Notes payable	120,328	91,000
Current portion of long-term debt, net of discount	22,598	13,979
Stockholder advances	569,439	405,939

Total current liabilities	6,378,842	4,191,522

Long-term debt, net of current portion and discount	9,800	9,106

Total liabilities	6,388,642	4,200,628

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:	-	-
Series AA, 80,000 and 0 shares issued and outstanding, respectively	80	-
Series BB, 186,000 and 0 shares issued and outstanding, respectively	186	-
Common stock, $0.0025 par value, 500,000,000 shares authorized, 170,767,039 and 1,224,590 shares issued and outstanding, respectively	426,918	3,061
Unissued common stock, 0 and 39,668 shares, respectively	-	99
Additional paid-in capital	10,274,683	6,146,595
Accumulated deficit	(16,661,742)	(9,725,808)

Total stockholders’ deficit	(5,959,875)	(3,576,053)

Total	$428,767	$624,575

See notes to consolidated financial statements

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013

Sales	$109,520	$20,549

Cost of sales	84,661	16,479

Gross profit	24,859	4,070

Operating expenses:
Selling, general and administrative	4,174,904	3,326,817
Research and development	31,884	28,173
Depreciation	14,000	3,500

Total operating expenses	4,220,788	3,358,490

Loss from operations	(4,195,929)	(3,354,420)

Other expense:
Interest expense	1,622,701	619,236
Loss on derivative liability	524,999	1,879,420
Loss on debt settlement	592,305	995,844

Total other expense	2,740,005	3,494,500

Loss before income taxes	(6,935,934)	(6,848,920)

Provision for income taxes	-	-

Net loss	$(6,935,934)	$(6,848,920)

Net loss per common share -
basic and diluted	$(0.18)	$(15.65)

Weighted average common shares outstanding -
basic and diluted	38,942,510	437,745

See notes to consolidated financial statements

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Series AA		Series BB				Unissued		Additional Paid-In Capital	Accumulated Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2012	-	$-	-	$-	89,443	$224	24,167	$60	$2,363,244	$(2,876,888)	$(513,360)
Unissued common stock issued	-	-	-	-	23,905	60	(23,905)	(60)	-	-	-
Unissued common stock canceled	-	-	-	-	-	-	(262)	(1)	1	-	-
Common stock issued for services	-	-	-	-	551,116	1,378	34,668	87	1,647,190	-	1,648,655
Common stock issued for conversion of debt	-	-	-	-	560,126	1,399	5,000	13	2,136,160	-	2,137,572
Net loss	-	-	-	-	-	-	-	-	-	(6,848,920)	(6,848,920)

Balance, December 31, 2013	-	-	-	-	1,224,590	3,061	39,668	99	6,146,595	(9,725,808)	(3,576,053)
Rounding up of shares in reverse stock split	-	-	-	-	388	1	-	-	(1)	-	-
Unissued common stock issued	-	-	-	-	39,668	99	(39,668)	(99)	-	-	-
Preferred stock issued for services	80,000	80	-	-	-	-	-	-	-	-	80
Common stock exchanged for preferred stock	-	-	186,000	186	(9,300,000)	(23,250)	-	-	23,064	-	-
Common stock issued for conversion of debt	-	-	-	-	158,062,393	395,157	-	-	1,401,162	-	1,796,319
Common stock issued for services	-	-	-	-	20,740,000	51,850	-	-	1,986,495	-	2,038,345
Options issued for services	-	-	-	-	-	-	-	-	240,000	-	240,000
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	477,368	-	477,368
Net loss	-	-	-	-	-	-	-	-	-	(6,935,934)	(6,935,934)

Balance, December 31, 2014	80,000	$80	186,000	$186	170,767,039	$426,918	-	$-	$10,274,683	$(16,661,742)	$(5,959,875)

See notes to consolidated financial statements

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(6,935,934)	$(6,848,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,000	3,500
Loss on derivative liability	524,999	1,879,420
Amortization of prepaid consulting services	2,363,263	1,985,421
Amortization of debt discount to interest expense	1,287,418	445,979
Debt issued for services	35,000	5,000
Loss on debt settlement	592,305	995,844
Options issued for services	240,000	-
Preferred stock issued for services	80	-
Common stock issued for services	5,450	-
(Increase) Decrease in:
Accounts receivable	(9,140)	-
Inventories	(42,746)	(146,488)
Prepaid expenses and other current assets	(37,076)	(21,570)
Other assets	-	(2,701)
Increase in:
Accounts payable and accrued expenses	436,590	245,659
Accrued interest payable	227,212	102,224
Net cash used in operating activities	(1,298,579)	(1,356,632)

Cash flows from investing activities - none	-	-

Cash flows from financing activities:
Proceeds from convertible debentures	1,158,332	945,500
Proceeds from notes payable	32,396	126,500
Proceeds from stockholder advances	257,500	431,500
Payments on convertible debentures	(107,433)	(84,534)
Payments on notes payable	(8,068)	(19,500)
Payments on stockholder advances	(40,000)	(38,525)

Net cash provided by financing activities	1,292,727	1,360,941

Net increase (decrease) in cash	(5,852)	4,309

Cash, beginning of year	6,456	2,147
Cash, end of year	$604	$6,456

See notes to consolidated financial statements

ONE WORLD HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Reclassifications

Certain items in the 2013 consolidated financial statements have been reclassified to conform to the 2014 consolidated financial statements’ presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity date of three months or less to be cash equivalents.  Cash balances may at times exceed the federal depository insurance limit; however, we believe that risk of loss is minimal due to the strength of the financial institution in which funds are held.  We held no short-term investments considered to be cash equivalents at December 31, 2014 and 2013.

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

Property and Equipment

Property and equipment is stated at cost and consists of molds and equipment used by our manufacturer to produce dolls and their accessories, including clothes, shoes, jewelry, as well as face painting masks.  Because we currently are unable to project the number of units to be manufactured from our molds, our property and equipment is depreciated over an estimated useful life of five years using the straight-line method.  At December 31, 2014 and 2013, property and equipment cost was $70,000, with accumulated depreciation of $17,500 and $3,500 at December 31, 2014 and 2013, respectively.  Depreciation expense was $14,000 and $3,500 for the years ended December 31, 2014 and 2013, respectively.

Revenue Recognition

We record revenue from the sales of dolls and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Research and development costs for the years ended December 31, 2014 and 2013 were $31,884 and $28,173, respectively.

Advertising

Advertising costs are non-direct in nature, and are expensed in the periods in which the advertising takes place.  Advertising expense totaled $366,577 and $284,517 for the years ended December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2014 and 2013, we believe the amounts reported for cash, accrued interest, accrued expenses, and notes payable approximate fair value because of the short-term nature of these financial instruments.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014 and 2013:

	Total	Level 1	Level 2	Level 3
December 31, 2014:
Derivative liability	$2,718,652	$-	$-	$2,718,652
Convertible debentures	1,359,680	-	-	1,359,680
Current portion of long-term debt	22,598	-	-	22,598
Long-term debt	9,800	-	-	9,800

Total liabilities measured at fair value	$4,110,730	$-	$-	$4,110,730

December 31, 2013:
Derivative liability	$2,104,849	$-	$-	$2,104,849
Convertible debentures	592,095	-	-	592,095
Current portion of long-term debt	13,979	-	-	13,979
Long-term debt	9,106	-	-	9,106

Total liabilities measured at fair value	$2,720,029	$-	$-	$2,720,029

Income (Loss) per Share

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.  Options and warrants to purchase 4,977,267 shares of common stock at prices ranging from $0.01 to $0.06 were excluded from the calculation of loss per share for the year ended December 31, 2014 because their effect was anti-dilutive.

Since we had no dilutive effect of stock options and warrants for the years ended December 31, 2014 and 2013, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance, and creates a Topic 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2. Identify the performance obligations in the contract.
Step 3. Determine the transaction price.
Step 4. Allocate the transaction price to the performance obligations in the contract.
Step 5. Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  We have not yet determined how our consolidated financial statements will be affected by the adoption of ASU 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  We have not yet determined how our consolidated financial statements will be affected by the adoption of ASU 2014-15.

Note 3 – Going Concern Uncertainty

The Company has incurred operating losses since inception, only recently began sales of its dolls, and has limited financial resources and a working capital deficit of $6,027,776 at December 31, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $16,661,742 and a total stockholders’ deficit of $5,959,875 at December 31, 2014. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended December 31, 2013, the Company issued various convertible debentures in the total amount of $1,224,516: $945,500 cash; $10,000 original issue discount; $5,000 services; $203,000 for other notes payable; and $61,016 for accrued interest payable.  In addition in 2013, $84,534 cash payments were made to reduce the principal balance of convertible debentures and a total principal balance of $548,411 was extinguished through the conversion of principal to common shares of the Company.  The debentures issued in 2013 are unsecured and bear simple interest ranging from 6% to 15% per annum, with maturities ranging from six months to one year.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.15 to $30.00 per share in addition to variable discounted pricing based on conversion prices defined in the underlying agreements.

The following is a schedule of the convertible debentures outstanding as of December 31, 2013:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	10/10/11	$30.00	$ 25,000	$ 25,000	12 months	14%
Debenture 2	12/20/11	$30.00	6,000	1,466	12 months	14%
Debenture 3	2/17/12	$30.00	10,000	10,000	12 months	14%
Debenture 4	3/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 5	3/19/12	$30.00	5,000	5,000	12 months	14%
Debenture 6	4/29/12	$30.00	5,000	5,000	12 months	14%
Debenture 7	4/25/12	$30.00	10,000	10,000	12 months	14%
Debenture 8	10/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 9	10/31/12	$30.00	12,500	12,500	12 months	14%
Debenture 10	11/15/12	$30.00	5,000	5,000	12 months	14%
Debenture 11	11/20/12	$30.00	2,000	2,000	12 months	14%
Debenture 12	12/11/12	$30.00	2,500	2,500	12 months	14%
Debenture 13	12/29/12	$30.00	2,500	2,500	12 months	14%
Debenture 14	1/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 15	2/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 16	7/11/13	Variable	21,500	21,500	12 months	12%
Debenture 17	7/23/13	Variable	62,000	62,000	9 months	8%
Debenture 18	7/26/13	Variable	78,500	78,500	12 months	8%
Debenture 19	7/29/13	$30.00	10,000	10,000	12 months	14%
Debenture 20	8/2/13	Variable	21,500	21,500	12 months	12%
Debenture 21	8/30/13	Variable	37,500	37,500	12 months	15%
Debenture 22	9/4/13	Variable	50,000	50,000	12 months	8%
Debenture 23	9/23/13	Variable	25,000	25,000	12 months	14%
Debenture 24	9/27/13	Variable	25,402	25,402	12 months	14%
Debenture 25	9/26/13	Variable	7,500	7,500	12 months	15%
Debenture 26	9/30/13	Variable	5,250	5,250	12 months	15%
Debenture 27	9/30/13	Variable	7,500	7,500	12 months	15%
Debenture 28	9/30/13	Variable	9,750	9,750	12 months	15%
Debenture 29	10/1/13	$1.50	75,000	75,000	12 months	14%
Debenture 30	10/2/13	$1.50	50,000	50,000	12 months	14%
Debenture 31	10/3/13	Variable	3,750	3,750	12 months	8%
Debenture 32	10/23/13	Variable	50,000	50,000	12 months	6%
Debenture 33	10/25/13	Variable	52,000	52,000	9 months	8%
Debenture 34	10/25/13	Variable	30,000	30,000	9 months	8%
Debenture 35	11/6/13	$1.50	50,000	50,000	12 months	14%
Debenture 36	11/29/13	Variable	30,000	30,000	6 months	15%
Debenture 37	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 38	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 39	12/2/13	Variable	25,000	25,000	6 months	15%
Debenture 40	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 41	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 42	12/2/13	Variable	1,476	1,476	6 months	15%
Debenture 43	12/2/13	Variable	1,475	1,475	6 months	15%
Debenture 44	12/30/13	$0.15	10,000	10,000	6 months	14%
Debenture 45	8/14/13	$1.875	100,000	100,000	12 months	14%
Debenture 46	2/24/12	Variable	11,268	11,268	12 months	15%

Total at December 31, 2013			$ 1,004,823	$ 1,000,289
Less discount				(408,194)

				$ 592,095

During the year ended December 31, 2014, the Company issued various convertible debentures in the total amount of $1,384,954: $1,158,332 cash; $19,040 original issue discount; $95,000 services; $50,000 transfer from stockholder advances; $17,454 adjustment to principal; and $45,128 for accrued interest payable.  In addition in 2014, $107,433 cash payments were made to reduce the principal balance of convertible debentures and a total principal balance of $329,251 was extinguished through the conversion of principal to common shares of the Company.  The debentures issued in 2014 are unsecured and bear simple interest ranging from 5% to 22% per annum, with maturities ranging from six months to two years.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.00025 to $0.06 per share in addition to variable discounted pricing based conversion prices defined in the underlying agreements.

The following is a schedule of the convertible debentures outstanding as of December 31, 2014:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	10/10/11	$30.00	$ 25,000	$ 25,000	12 months	14%
Debenture 3	2/17/12	$30.00	10,000	10,000	12 months	14%
Debenture 4	3/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 5	3/19/12	$30.00	5,000	5,000	12 months	14%
Debenture 6	4/29/12	$30.00	5,000	5,000	12 months	14%
Debenture 7	4/25/12	$30.00	10,000	10,000	12 months	14%
Debenture 8	10/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 10	11/15/12	$30.00	5,000	5,000	12 months	14%
Debenture 11	11/20/12	$30.00	2,000	2,000	12 months	14%
Debenture 12	12/11/12	$30.00	2,500	2,500	12 months	14%
Debenture 13	12/29/12	$30.00	2,500	2,500	12 months	14%
Debenture 14	1/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 15	2/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 17	7/23/13	Variable	62,000	62,000	9 months	8%
Debenture 19	7/29/13	$30.00	10,000	10,000	12 months	14%
Debenture 21	8/30/13	Variable	37,500	27,800	12 months	15%
Debenture 22	9/4/13	Variable	50,000	50,000	12 months	8%
Debenture 23	9/19/13	Variable	25,000	25,000	12 months	14%
Debenture 24	9/27/13	Variable	25,402	21,545	12 months	14%
Debenture 31	10/3/13	Variable	3,750	3,750	12 months	8%
Debenture 32	10/23/13	Variable	50,000	35,000	12 months	6%
Debenture 33	10/25/13	Variable	52,000	52,000	9 months	8%
Debenture 34	10/25/13	Variable	30,000	47,455	9 months	8%
Debenture 36	11/29/13	Variable	30,000	30,000	6 months	15%
Debenture 37	11/29/13	Variable	25,000	17,200	6 months	15%
Debenture 38	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 39	12/2/13	Variable	25,000	25,000	6 months	15%
Debenture 47	6/23/13	Variable	35,000	17,500	7 months	10%
Debenture 48	6/23/13	Variable	12,500	12,500	7 months	10%
Debenture 49	1/12/14	Variable	26,000	26,000	12 months	22%
Debenture 50	1/12/14	Variable	60,000	60,000	12 months	12%
Debenture 51	2/3/14	$0.06	50,000	46,600	2 months	14%
Debenture 52	2/18/14	$0.06	5,000	5,000	12 months	14%
Debenture 53	3/17/14	Variable	25,000	23,500	12 months	18%
Debenture 54	3/20/14	Variable	10,000	10,000	12 months	18%
Debenture 55	3/25/14	Variable	10,000	10,000	12 months	18%
Debenture 56	3/28/14	Variable	55,000	55,000	12 months	18%
Debenture 57	4/1/14	$0.0025	50,000	800	6 months	14%
Debenture 58	4/9/14	Variable	75,000	75,000	11 months	18%

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 59	4/10/14	Variable	60,000	60,000	11 months	18%
Debenture 60	4/11/14	Variable	2,272	2,272	11 months	18%
Debenture 61	4/11/14	Variable	40,000	40,000	12 months	15%
Debenture 63	4/23/14	$0.04	10,500	10,500	12 months	14%
Debenture 64	5/8/14	$0.06	4,000	4,000	12 months	14%
Debenture 65	5/21/14	Variable	50,000	45,300	12 months	16%
Debenture 66	6/3/14	Variable	15,000	15,000	12 months	8%
Debenture 67	7/2/14	Variable	27,500	27,500	12 months	12%
Debenture 68	7/11/14	$0.01	25,000	25,000	12 months	14%
Debenture 69	7/18/14	Variable	27,500	27,500	12 months	12%
Debenture 70	7/24/14	$0.06	48,360	48,360	12 months	14%
Debenture 71	8/4/14	Variable	35,250	35,250	9 months	8%
Debenture 72	9/22/14	Variable	15,500	15,500	9 months	8%
Debenture 73	8/29/14	Variable	67,595	23,201	6 months	5%
Debenture 75	9/8/14	$0.01	25,000	25,000	12 months	14%
Debenture 76	9/9/14	$0.01	36,359	36,359	12 months	14%
Debenture 77	9/9/14	$0.0025	8,641	811	12 months	14%
Debenture 78	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 79	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 80	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 81	9/9/14	$0.0025	77,595	73,845	12 months	14%
Debenture 82	9/10/14	$0.01	8,000	8,000	12 months	14%
Debenture 83	9/10/14	$0.01	15,000	15,000	12 months	14%
Debenture 84	9/10/14	$0.01	25,000	25,000	12 months	14%
Debenture 85	9/17/14	Variable	5,000	5,000	6 months	5%
Debenture 86	9/22/14	Variable	32,500	32,500	9 months	8%
Debenture 87	9/24/14	Variable	140,995	140,995	6 months	5%
Debenture 88	10/1/14	$0.00025	16,378	13,878	12 months	14%
Debenture 89	10/27/14	Variable	57,422	45,622	12 months	8%
Debenture 90	10/27/14	$0.01	50,000	50,000	12 months	14%
Debenture 91	10/31/14	Variable	53,097	51,097	12 months	8%
Debenture 92	10/31/14	$0.0025	63,097	63,097	12 months	16%
Debenture 93	11/13/14	Variable	33,000	33,000	9 months	8%
Debenture 94	12/9/14	Variable	15,000	15,000	12 months	8%

Total at December 31, 2014			$ 2,066,713	$ 1,899,237
Less discount				(539,557)

				$ 1,359,680

The following is a schedule of long-term convertible debentures outstanding as of December 31, 2014:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 62	4/16/14	Variable	$37,520	$11,802	24 months	12%
Debenture 74	9/3/14	Variable	37,520	37,520	24 months	12%

Total at December 31, 2014			$75,040	$49,322
Less discount				(43,684)

				$5,638

As of December 31, 2014, several of the convertible debentures were delinquent.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.

Accrued interest payable for the convertible debentures was $195,458 and $52,209 as of December 31, 2014 and 2013, respectively.

5.  Derivative Liability

We evaluated the convertible debentures in accordance with ASC Topic 815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. We elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. We elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings.  We recorded a derivative liability representing the imputed interest associated with the embedded derivative.  The debt discount is amortized over the life of the note and recognized as interest expense.  For the years ended December 31, 2014 and 2013, we amortized debt discount of $1,287,418 and $445,979 to interest expense, respectively.  For purpose of estimating the fair value of the derivative liability, we used the Black Scholes option valuation model.  The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $2,718,652 and $2,104,849 at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the convertible debentures and related accrued interest payable were convertible into approximately 1,900,021,000 and 7,963,000 shares of our common stock, respectively.

During the years ended December 31, 2014 and 2013, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2012	$-
Derivative liability at inception of new debt	1,269,103
Elimination of liability on conversion	(982,668)
Loss on derivative liability	1,818,414
Derivative liability at December 31, 2013	2,104,849
Derivative liability at inception of new debt	1,127,938
Derivative liability at issuance of warrants	2,334
Elimination of liability on conversion	(1,014,809)
Elimination of liability for cash payments	(26,659)
Loss on derivative liability	524,999

Derivative liability at December 31, 2014	$2,718,652

The significant assumptions used in the Black Scholes valuation as of December 31, 2014 are as follows:

Stock price at valuation date: $0.0012	Risk free interest rates: .04% - .46%
Conversion prices: $0.00025 - $0.013	Volatility: 320.24% – 502.31%
Years to maturity: .12 – 1.68

Note 6 – Notes Payable

As of December 31, 2014, we had various short-term notes payable totalling $120,328.  These notes are payable to non-related parties and bear interest at rates ranging from 14% to 16% per annum.

As of December 31, 2013, we had short-term notes payable to four individuals totalling $91,000.  These notes are payable to non-related parties and bear interest at 16% per annum.

Note 7 – Stockholder Advances

Since the inception of the Company, we have utilized cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At December 31, 2014 and 2013, stockholder advances totalled  $569,439 and $405,939, respectively.

Note 8 – Long-Term Debt

Our long-term debt consisted of the following at December 31:

	2014	2013

Note payable to an individual due July 20, 2016, interest at 14%	$30,000	$30,000
Less discount	(3,240)	(6,915)
Net	26,760	23,085
Current portion	22,598	13,979
Long-term portion	4,162	9,106
Long-term convertible debentures, net of discount from Note 4	5,638	-

Long-term debt	$9,800	$9,106

The long-term debt has been recorded net of a discount for the value assigned to shares of our common stock and detachable warrants issued in connection with the origination of the notes.  The discount is amortized to interest expense over the term of the notes.  Pursuant to an Amendment to Security Agreement, the warrants were subsequently cancelled.

Payment terms for the $30,000 notes payable are $350 per month for six months and $698 per month for sixty months, including interest.  We are in default on the $30,000 note payable at December 31, 2014 due to our failure to make timely payments in accordance with the terms of the note agreement.

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

During the year ended December 31, 2014, we issued a total of 178,842,449 shares of our common stock: 388 shares at $1 par value in rounding up shares in the reverse stock split; 39,668 shares at $99 par value to extinguish an obligation for unissued common shares; 158,062,393 shares for conversion of debt with a total value of $1,796,319; and 20,740,000 shares for services with a total value of $2,038,345.  Certain officers and directors also exchanged 9,300,000 shares of common stock for 186,000 shares of Series BB Preferred Stock recorded at the $186 par value of the preferred stock.

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

As of December 31, 2014, we had several convertible debentures and related accrued interest payable that were convertible into approximately 1,900,000,000 shares of our common stock.  We had 500,000,000 common shares authorized and 170,767,039 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

Note 10 – Stock Options and Warrants

During the year ended December 31, 2014 in connection with the issuance of a convertible debenture, we issued warrants to purchase 1,977,267 shares of our common stock to a lender.  The warrants are exercisable for a period of five years at an exercise price of $0.06 per share, with certain adjustments to the exercise price for lower conversion prices or option or warrant exercise prices granted after the effective date of the warrants.  We estimated the value of the warrants using the Black-Scholes pricing model at $394,860 and included this amount in our derivative calculations discussed in Note 5.

During the year ended December 31, 2014, we issued options to purchase 3,000,000 shares of our common stock to a consultant.  The options are exercisable for a period of five years at an exercise price of $0.01 per share.  We estimated the value of the options using the Black-Scholes pricing model at $240,000 and included this amount in selling, general and administrative expenses.

The following table summarizes the stock option and warrant activity during the year ended December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2013	-
Granted	4,977,267	$0.03
Exercised	-
Expired or cancelled	-

Outstanding, vested and exercisable at December 31, 2014	4,977,267	$0.03	4.50

In estimating the fair value of the stock options and warrants issued during 2014, we used the Black-Scholes pricing model with the following range of assumptions:

Risk-free interest rate	1.58 – 1.75%
Expected life in years	5.0
Dividend yield	0%
Expected volatility	552.0%

On May 12, 2014, the Board of Directors of the Company adopted and approved the One World Holdings Inc. 2014 Stock Option and Stock Award Plan (the “Plan”).  Also, the holders of a majority of the Company’s outstanding common stock voted to approve and authorize adoption of the Plan.  A total of 2,000,000 shares of our common stock are available for issuance under the Plan.  Under the Plan, we may issue options, including incentive stock options and non-statutory stock options, restricted stock grants, or stock appreciation rights.  Awards under the Plan may be granted to employees, consultants, directors and individuals who meet the requirements defined in the Plan.  No options have been granted under the Plan.

Note 11 – Consulting Agreements

We have entered into various consulting agreements for financial and business development services to the Company.  Certain of these consulting agreements provide for cash compensation to the consultants; however, most are based on issuances of shares of our common stock in exchange for services.

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided.  There generally are no specified performance requirements and no provision in the agreements for return of the shares.  During the years ended December 31, 2014 and 2013, total compensation expense paid in common shares was $2,038,345 and $1,648,655, respectively.  Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.   As of December 31, 2014, the unamortized compensation paid in common shares was $115,942, $93,442 reported as a current asset, prepaid consulting services, and $22,500 reported as a long-term asset, long-term prepaid consulting services, on our consolidated balance sheet.

Note 12 – Related Party Transactions

Several of the consulting agreements discussed in Note 9 are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  Of the total compensation expense paid in common shares during the years ended December 31, 2014 and 2013, the following amounts were paid to related parties:

	Year Ended December 31,
	2014	2013

Executive officers	$952,356	$669,730
Directors	269,730	238,370
Founder, stockholder	399,600	261,470
Family of officers and directors	78,029	126,560

Total related parties	$1,699,715	$1,296,130

As discussed above, the compensation expense paid in stock is calculated based on the market price of the common stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Founder, stockholder	$130,619	$204,379
Family of officers and directors	193,118	105,457

Total related parties	$323,737	$309,836

As of December 31, 2014 we had convertible debentures of $5,000, $46,600 and $8,000 payable to three family members of our executive officers.  The outstanding principal and interest are convertible into shares of our common stock at conversion prices ranging from $0.01 to $30 per share.

As of December 31, 2013, we had convertible debentures of $5,000 and $12,500 payable to two family members of our executive officers.  The outstanding principal and interest are convertible into shares of our common stock at a conversion price of $30 per share.

Accrued interest payable to these related parties totaled $17,461 and $14,821 at December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, we had stockholder advances payable to family members of our executive officers and to a founder totaling $88,964 and $27,964, respectively.

Note 13 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets (liabilities) are comprised of the following at December 31:

	2014	2013

Net operating loss carry forwards	$1,633,500	$1,077,800
Related party accrued expenses	281,000	227,200
Depreciation	(10,900)	(14,200)
Other	3,400	2,100
	1,907,000	1,292,900
Valuation allowance	(1,907,000)	(1,292,900)

Net deferred taxes	$-	$-

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate were applied to pre-tax loss for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

Income tax benefit at statutory rate	$2,427,600	$2,671,100
Services paid with common stock	(838,000)	(777,500)
Interest and amortization	(450,600)	(175,900)
Loss on settlement of debt	(207,300)	(388,400)
Loss on derivative	(183,700)	(733,000)
Related party accruals	(77,100)	(92,000)
Depreciation	(1,900)	14,200
Other	(2,800)	(3,600)
Change in valuation allowance	(666,200)	(514,900)

	$-	$-

At December 31, 2014, we had a net operating loss carry forward available to offset future taxable income of approximately $4,667,000, which will expire at various dates through December 31, 2034.  If substantial changes in our ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward that could be utilized.

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

We classify interest and penalties arising from the underpayment of income taxes in our statements of under general and administrative expenses.  As of December 31, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction.  All U.S. federal net operating loss carry forwards through the year ended December 31, 2014 are subject to examination.

Note 14 – Supplemental Statement of Cash Flows Information

During the years ended December 31, 2014 and 2013, we paid no amounts for income taxes.

During the years ended December 31, 2014 and 2013, we paid $74,396 and $53,595 for interest expense, respectively.

During the year ended December 31, 2014, we had the following non-cash financing and investing activities:

•	Increased convertible debentures and prepaid consulting services by $60,000.

•	Increased additional paid-in capital and debt discount by $477,368 for beneficial conversion feature of convertible notes payable.

•	Increased common stock and decreased additional paid-in capital by $1 for rounding up of shares in reverse stock split.

•	Increased debt discount and derivative liability by $1,127,938.

•	Decreased unissued common stock and increased common stock by $99.

•	Decreased stockholder advances and increased convertible debentures by $50,000.

•	Decreased stockholder advances and increased accounts payable by $4,000.

•	Increased prepaid consulting services by $2,038,345, increased common stock by $51,850 and increased additional paid-in capital by $1,986,495 for common shares issued for services.

•
Decreased accrued interest payable by $18,189, decreased convertible debentures by $329,251, decreased debt discount by $146,230, decreased derivative liability by $1,014,809, increased common stock by $395,157 and increased additional paid-in capital by $1,401,162 for common shares issued in conversion of debt.

•	Decreased accrued interest payable and increased convertible debentures by $45,128 for accrued interest payable added to debt principal.

•	Increased Series BB Preferred stock by $186, decreased common stock by $23,250 and increased additional paid-in capital by $23,064 for issuance of Series BB Preferred shares for common shares.

During the year ended December 31, 2013, we had the following non-cash investing and financing activities:

•
Increased prepaid consulting services by $1,648,655, increased common stock by $1,378, increased unissued common stock by $87, and increased additional paid-in capital by $1,647,190 for shares of common stock issued for consulting services.

•	Increased common stock and decreased unissued common stock by $60 for the issuance of previously unissued common stock.

•	Increased additional paid-in capital and decreased unissued common stock by $1 for the cancellation of unissued common stock.

•
Decreased accrued interest payable by $9,706, decreased derivative liability by $631,405, decreased convertible debentures by $1,496,461, increased common stock by $1,399, increased unissued common stock by $13 and increased additional paid-in capital by $2,136,160 for the issuance of common stock in conversion of debt.

•	Decreased notes payable by $103,000 and long-term debt by $100,000 and increased convertible debentures by $203,000 for indebtedness exchanged for convertible debentures.

•	Decreased accrued interest payable by $61,016 and increased convertible debentures by $61,016 for accrued interest exchanged for convertible debentures.

•	Increased debt discount and derivative liability by $875,662.

Note 15 – Contingencies

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

Note 16 – Operating Lease

We lease our offices pursuant to an operating lease that commenced December 1, 2013 and expires in December 2019.  The lease currently has a monthly payment of $3,802, and beginning on December 1, 2015, the monthly payment will increase to $3,925 and will increase incrementally through the end of the term.  Rent expense for the years ended December 31, 2014 and 2013 was $40,713 and $5,332, respectively.

Note 17 – Subsequent Events

Subsequent to December 31. 2014, we issued a total of 80,486,541 shares of our common stock for conversion of debt principal of $59,925 and accrued interest payable of $1,570.

Subsequent to December 31, 2014, we received total proceeds of $802,347 from convertible debentures and repaid $165,250 of convertible debentures.

We entered into an amended independent contractor agreement with Dennis P. Gauger, our Chief Financial Officer, for a period of one year effective January 1, 2015, pursuant to which Mr. Gauger is to receive $69,000 cash compensation and compensation paid in our common stock valued at $65,000.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1/A filed with the SEC on February 13, 2012)
3.1	Articles of Incorporation, as amended. (Incorporated by reference from Exhibit 3.1 to Form 10-KSB filed with SEC on March 31, 1998)
3.2	Certificate of Designations of Series A Preferred Stock (September 10, 1993) (Incorporated by reference from Exhibit 3.2 to Form S-1/A filed with the SEC on September 27, 2012)
3.3	Certificate of Designations of Series B and C Preferred Stock (December 19, 1997) (Incorporated by reference from Exhibits 4.1 and 4.2 to Form 8-K filed with the SEC on December 30, 1997).
3.4	Certificate of Designations of Series D Preferred Stock (August 31, 2000) (Incorporated by reference from Exhibit 3.4 to Form S-1/A filed with the SEC on September 27, 2012).
3.5	Certificate of Amendment to Articles of Incorporation (dated July 15, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011)
3.6	Certificate of Change filed Pursuant to NRS 78.209 (filed July 26, 2011) (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with SEC on November 10, 2011).
3.7	Bylaws (Incorporated by reference from Exhibit 3.2 to Form 10-KSB filed with SEC on March 31, 1998).
3.8	Series AA Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.8 to our Form 8-K filed on June 19, 2014).
3.9	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.8 to our Form 8-K filed on June 19, 2014).
3.10	Series BB Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.7 to our Form 10-Q filed on August 8, 2014).
3.11	Certificate of Amendment to Articles of Incorporation of One World Holdings, Inc. dated September 24, 2014 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 24, 2014).
10.1	Share and Debt Cancellation Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011).
10.2	Employment Agreement with Stacey McBride-Irby (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)
10.3	Employment Agreement with Corinda Joanne Melton (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011).
10.4	Consulting Agreement with Trent Daniel, dated February 1, 2011 (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed with the SEC on February 13, 2012).
10.5	Consulting Agreement with Robert Hines, dated April 1, 2011 (Incorporated by reference from Exhibit 10.9 to Form S-1/A filed with the SEC on November 6, 2012).
10.6	One World Holdings, Inc. 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.12 to our Form 8-K filed on September 26, 2013.
10.7	2014 Stock Option and Stock Award Plan (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on May 14, 2014).
10.8	Form of Convertible Debenture (incorporated by reference to Exhibit 10.7 to our Form 10-K filed on April 14, 2014.
21.1	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*           Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

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