Form 10-Q
period 2015-03-31
ONE WORLD HOLDINGS, INC.
filed 2015-05-19
CIK 1017616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes ☐                                No ☒

As of May 19, 2015 there were 275,764,727 outstanding shares of the registrant’s common stock.

ONE WORLD HOLDINGS, INC.

FORM 10-Q INDEX
QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS

Current assets:
Cash	$8,455	$604
Accounts receivable	1,126	9,140
Inventories	194,690	189,234
Prepaid consulting services	67,500	93,442
Prepaid expenses and other current assets	50,594	58,646
Total current assets	322,365	351,066

Long-term prepaid consulting services	22,500	22,500
Property and equipment, net	49,000	52,500
Other assets	2,701	2,701

Total	$396,566	$428,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,291,487	$1,310,881
Accrued interest payable	347,766	277,264
Convertible debentures, net of discount	1,725,339	1,359,680
Derivative liability	13,137,648	2,718,652
Notes payable	120,328	120,328
Current portion of long-term debt, net of discount	25,065	22,598
Stockholder advances	475,439	569,439
Total current liabilities	17,123,072	6,378,842

Long-term debt, net of current portion and discount	16,212	9,800

Total liabilities	17,139,284	6,388,642

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized: Series AA, 80,000 shares issued and outstanding	80	80
Series BB, 186,000 shares issued and outstanding	186	186
Common stock; $0.0025 par value, 500,000,000 shares authorized, 251,253,580 and 170,767,039 shares issued and outstanding, respectively	628,134	426,918
Additional paid-in capital	10,417,603	10,274,683
Accumulated deficit	(27,788,721)	(16,661,742)
Total stockholders’ deficit	(16,742,718)	(5,959,875)

	$396,566	$428,767

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Sales	$739	$2,293

Cost of sales	1,068	3,010

Gross deficit	(329)	(717)

Operating expenses:
Selling, general and administrative	491,823	545,771
Research and development	2,412	1,290
Depreciation	3,500	3,500

Total operating expenses	497,735	550,561

Loss from operations	(498,064)	(551,278)

Other income (expense):
Interest expense	(666,949)	(414,947)
Gain (loss) on derivative liability	(9,942,205)	166,080
Gain (loss) on debt settlement	(19,761)	45,830

Total other expense	(10,628,915)	(203,037)

Loss before income taxes	(11,126,979)	(754,315)
Provision for income taxes	-	-

Net loss	$(11,126,979)	$(754,315)

Net loss per common share – basic and diluted	$(0.05)	$(0.52)

Weighted average number of common shares outstanding – basic and diluted	226,639,181	1,448,401

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,126,979)	$(754,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,500	3,500
Amortization of debt discount to interest expense	480,338	298,173
Interest expense added to stockholder advances	28,460	-
Common stock issued for services	600	35,000
(Gain) loss on derivative liability	9,942,205	(166,080)
(Gain) loss on debt settlement	19,761	(45,830)
Changes in operating assets and liabilities:
Accounts receivable	8,014	-
Inventories	(5,456)	1,798
Prepaid consulting services	25,942	202,467
Prepaid expenses and other current assets	8,052	4,313
Accounts payable and accrued expenses	(19,394)	157,749
Accrued interest payable	72,071	49,707

Net cash used in operating activities	(562,886)	(213,518)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible debentures	758,587	251,000
Proceeds from notes payable	-	30,000
Proceeds from stockholder advances	11,000	-
Payments on convertible debentures	(193,850)	(64,567)
Payments on stockholder advances	(5,000)	(5,000)

Net cash provided by financing activities	570,737	211,433

Net increase (decrease) in cash	7,851	(2,085)
Cash, beginning of the period	604	6,456

Cash, end of the period	$8,455	$4,371

See accompanying notes to condensed consolidated financial statements

ONE WORLD HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2015
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

Interim Financial Information

The interim financial information of the Company as of March 31, 2015 and for the three months ended March 31, 2015 is unaudited, and the balance sheet as of December 31, 2014 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2014 have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception, only recently began sales of its dolls, and has limited financial resources and a working capital deficit of $16,800,707 at March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $27,788,721 and a total stockholders’ deficit of $16,742,718 at March 31, 2015.  The working capital deficit, accumulated deficit and total stockholders’ deficit resulted primarily from the significant derivative liability and debt recorded at March 31, 2015.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2015 and December 31, 2014, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

Liabilities measured at fair value on a recurring basis are as follows at March 31, 2015:

	Total	Level 1	Level 2	Level 3

Derivative liability	$13,137,648	$-	$-	$13,137,648
Convertible debentures	1,725,339	-	-	1,725,339
Current portion of long-term debt	25,065	-	-	25,065
Long-term debt, net of current portion	16,212	-	-	16,212

Total liabilities measured at fair value	$14,904,264	$-	$-	$14,904,264

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

Since we had no dilutive effect of stock options and warrants for the three months ended March 31, 2015 and 2014, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

At March 31, 2015, we had outstanding stock options and warrants for a total of 4,977,267 shares of common stock that would have a potential dilutive effect on our calculation of income (loss) per share.

NOTE 5 – CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY

Through March 31, 2015, we have financed our operations primarily through the issuance of various convertible debentures.  For the three months ended March 31, 2015, we received cash proceeds of $758,587 from the issuance of new convertible debentures.  We also issued a new convertible debenture with the transfer of $128,460 from stockholder advances.

The debentures are generally unsecured and bear interest ranging from 6% to 22% per annum, with maturities ranging from two months to two years.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.0025 to $30.00 per share or variable discounted pricing based on the market price of the Company’s common stock as defined in the debt agreement.

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

The debt discount is amortized over the life of the note and recognized as interest expense.  For the three months ended March 31, 2015 and 2014, we amortized debt discount of $480,338 and $298,173, respectively, to interest expense.  The derivative liability is adjusted periodically according to the stock price fluctuations and was $13,137,648 and $2,718,652 at March 31, 2015 and December 31, 2014, respectively.  For purpose of estimating the fair value of the convertible debentures, we used the Black Scholes option valuation model.

At March 31, 2015, the convertible debentures and related accrued interest payable were convertible into approximately 2,047,943,000 shares of our common stock.  Based on the assumptions used to estimate the fair value of the derivative liability at March 31, 2015 and assuming all lenders convert the notes payable at the March 31, 2015 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

As of March 31, 2015, several of the convertible debentures are delinquent.  We believe we have good relationships with most debenture holders, and continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.

For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at March 31, 2015 are as follows:

Stock price on the valuation date	$0.0076
Conversion price for the debt	$0.0015 - $0.0057
Dividend yield	0.00%
Years to maturity	0.25 – 1.43
Risk free rate	.03% - .41%
Expected volatility	301.53% - 436.70%

These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

During the three months ended March 31, 2015, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2014	$2,718,652
Addition to liability for new debt issued	721,575
Elimination of liability on conversion	(244,784)
Change in fair value	9,942,205

Derivative liability at March 31, 2015	$13,137,648

NOTE 6 – NOTES PAYABLE

As of March 31, 2015, we had short-term notes payable to seven individuals or companies totalling $120,328.  These notes are unsecured, payable to non-related parties and bear interest ranging from 0% to 16% per annum.

NOTE 7 – STOCKHOLDER ADVANCES

Since the inception of the Company, we have relied on cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At March 31, 2015, stockholder advances totalled  $475,439.

NOTE 8 – LONG-TERM DEBT

Our long-term debt consisted the following at March 31, 2015:

Long-term convertible debentures, net of discount of $32,301 (see Note 5)	$13,721

Long-term note payable, net of discount of $2,444	27,556

Total	41,277
Current portion	25,065

Long-term debt	$16,212

 The long-term note payable is an unsecured note payable of $30,000 to an individual due July 30, 2016, with interest at 14% per annum.  Payment terms for the note payable are $350 per month for six months and $698 per month for sixty months, including interest. We are in default on the note payable at March 31, 2015 due to our failure to make timely payments in accordance with the terms of the note agreement.

NOTE 9 – STOCKHOLDERS’ DEFICIT

We currently have 10,000,000 shares of $0.001 par value preferred stock authorized and 500,000,000 shares of $0.0025 par value common stock authorized.

We have authorized the issuance of up to 1,000,000 shares of Series AA Preferred Stock.  Among other things, the Series AA Preferred Stock allows holders thereof enhanced voting rights based on ten thousand (10,000) votes per share of the Company’s common stock held by such holders of Series AA Preferred Stock.  The Series AA Preferred Stock is not convertible into common stock, does not pay dividends, and does not include a liquidation preference.  In June 2014, 20,000 shares of Series AA Preferred Stock were issued to each of the four members of the Company’s Board of Directors.

We have also authorized the issuance of up to 1,000,000 shares of Series BB Preferred Stock.  Among other things, the Series BB Preferred Stock allows holders thereof voting rights equal to holders of common stock as a single class with respect to all matters submitted to holders of common stock, quarterly dividends payable in arrears in either cash or in kind, liquidation preferences, and is convertible at the option of the holder into 50 common shares of the Company.  In August 2014, a total of 186,000 shares of Series BB Preferred Stock was issued to two officers and one of our founders upon their surrender of a total of 9,300,000 shares of common stock.

During the three months ended March 31, 2015, we issued a total of 80,486,541 shares of our common stock with a total value of $296,036 for conversion of debt.

As of March 31, 2015, we had several convertible debentures and related accrued interest payable that were convertible into approximately 2,047,943,000 shares of our common stock.  We had 500,000,000 common shares authorized and 251,253,580 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

NOTE 10 – STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2015, we did not issue any new stock options or warrants.

The following table summarizes the stock option and warrant activity during the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2014	4,977,267	$0.03
Granted	-
Exercised	-
Expired or cancelled	-

Outstanding, vested and exercisable at March 31, 2015	4,977,267	$0.03	4.00

In May 2014, the Board of Directors of the Company adopted and approved the One World Holdings Inc. 2014 Stock Option and Stock Award Plan (the “Plan”).  Also, the holders of a majority of the Company’s outstanding common stock voted to approve and authorize adoption of the Plan.  A total of 2,000,000 shares of our common stock are available for issuance under the Plan.  Under the Plan, we may issue options, including incentive stock options and non-statutory stock options, restricted stock grants, or stock appreciation rights.  Awards under the Plan may be granted to employees, consultants, directors and individuals who meet the requirements defined in the Plan.

NOTE 11 – PREPAID CONSULTING SERVICES

We have entered into various consulting agreements for financial and business development services to the Company, including agreements with our officers and directors.  Certain of these consulting agreements provide for cash compensation to the consultants; however, most are based on issuances of shares of our common stock in exchange for services.

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided. There generally are no specified performance requirements and no provision in the agreements for return of the shares.  During the three months ended March 31, 2015, total compensation expense paid in common shares was $25,942.  Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.   As of March 31, 2015, the unamortized compensation was $90,000, $67,500 reported as a current asset, prepaid consulting services, and $22,500 reported as a long-term assets, long-term prepaid consulting services, on our condensed consolidated balance sheet.

NOTE 12– RELATED PARTY TRANSACTIONS

Several of the consulting agreements discussed in Note 11 are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  There was no compensation expense paid in common shares to related parties during the three months ended March 31, 2015.

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the three months ended March 31, 2015:

Founder, stockholder	$60,072

Family of officers and directors	64,803

Total related parties	$124,875

As of March 31, 2015, we had convertible debentures of $5,000, $46,600 and $8,000, which are further discussed in Note 5, payable to three family members of our executive officers. The outstanding principal and interest are convertible into shares of our common stock at a conversion prices ranging from $0.01 to $30 per share.

Accrued interest payable to these related parties totaled $19,518 at March 31, 2015.

As of March 31, 2015, we had stockholder advances payable to related parties totaling $90,164.

NOTE 13 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2015, we made no cash payments for income taxes.

During the three months ended March 31, 2015, we made cash payments for interest totaling $70,187.

During the three months ended March 31, 2015, we had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and debt discount by $48,100 for beneficial conversion feature of convertible notes payable.

•	Increased debt discount and derivative liability by $721,575.

•	Decreased stockholder advances and increased convertible debentures by $128,460.

•
Decreased accrued interest payable by $1,569, decreased convertible debentures by $59,925, decreased debt discount by $30,603, decreased derivative liability by $244,784, increased common stock by $201,216 and increased additional paid-in capital by $94,820 for common shares issued in conversion of debt.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2015 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

NOTE 15 – CONTINGENCIES

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business, including claims relating to our past due debt.  Management, along with the assistance of counsel, will determine the ultimate disposition and potential impact of these matters on our financial condition, liquidity or results of operations.

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

NOTE 16 – SUBSEQUENT EVENTS

To fund our operations subsequent to March 31, 2015, we incurred additional indebtedness totaling $106,660, consisting of five convertible debentures totaling $96,660 and one short-term note payable of $12,000.

Subsequent to March 31, 2015, we issued a total of 24,511,147 shares of our common stock for debt conversions of $23,300 principal and $4,162 accrued interest payable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “One World,” “we,” “our” or “us” refer to One World Holdings, Inc., unless the context otherwise indicates.

Introduction

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying condensed consolidated financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of our operations.

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

The information contained in this Quarterly Report identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements.  Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate.  In light of the significant uncertainties inherent in the forward-looking statements that are included in this Quarterly Report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

General

One World Holdings, Inc. (“Holdings”, a Nevada Corporation, formerly known as Environmental Safeguards, Inc.), is a Houston based company that recently released a line of mainstream multicultural dolls aimed at high-end collectors and young pre-teen girls.  Our operations are conducted through our wholly owned subsidiary, The One World Doll Project, Inc., a Texas Corporation (“OWDPI”).  In this discussion Holdings and OWDPI are collectively referred to as “One World” or “Company”.  We commenced sales in October 2013.  For the first year of operations, we focused on direct sales and Internet sales and did not require a storefront for operations.  Manufacturing of our dolls is outsourced to a physical plant facility in the People’s Republic of China owned by a third-party manufacturer we have selected.  We have purchased the requisite molds and equipment to manufacture our dolls and their accessories.  Warehousing of our merchandise inventories and fulfillment of orders here in the United States is handled by a third-party center in Houston, Texas.

Going Concern Uncertainty

The Company has incurred operating losses since inception, only recently began sales of its dolls, and has limited financial resources and a working capital deficit of $16,800,707 at March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $27,788,721 and a total stockholders’ deficit of $16,742,718 at March 31, 2015.  The working capital deficit, accumulated deficit and total stockholders’ deficit resulted primarily from the significant derivative liability and debt recorded at March 31, 2015.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

We had total sales of $739 and $2,293 for the three months ended March 31, 2015 and 2014, respectively. The sales of our dolls are seasonal, with lower sales levels expected for the first quarter of each calendar year.

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Low levels of sales or promotional pricing of our dolls can result in these costs exceeding our sales in any particular period.  Cost of sales for the three months ended March 31, 2015 and 2014 were $1,068 and 3,010, respectively, resulting in a gross loss for each period.

Operating Expenses

Our selling, general and administrative expenses decreased $53,948 to $491,823 in the three months ended March 31, 2015 from $545,771 in the three months ended March 31, 2014.  The decrease in these expenses in the current year is due to primarily to a decrease in compensation expense paid in shares of our common stock in the current year.  We have hired several consultants from time to time to help us establish and market the Company and our products. In addition, a substantial portion of the compensation paid to officers and directors has been in shares of our common stock, which we have valued at current market prices. Certain consultants have consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements. Accordingly, the compensation based on the current market prices of the shares issued is recognized over the life of the consulting agreements.

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

Our research and development expenses are currently not material to our business and totalled $2,412 and $1,299 for the three months ended March 31, 2015 and 2014, respectively.

Depreciation expense is currently not material to our operations.  Our only depreciable assets are currently our molds and equipment to manufacture our dolls and their accessories.  Depreciation expense was $3,500 for each of the three-month periods ended March 31, 2015 and 2014.

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

Interest expense increased to $666,948 in the three months ended March 31, 2015 from $414,947 in the three months ended March 31, 2014.  The increase in interest expense in the current year results primarily from the increase in our outstanding debt and amortization of debt discount on our convertible debt to interest expense as discussed above.

Loss on derivative liability was $9,942,206 for the three months ended March 31, 2015 compared to a gain of $166,080 for the three months ended March 31, 2014.  The gain or loss on derivative liability will fluctuate each period depending on the market price of our common stock, volatility and other valuation inputs, and the fluctuation may be material.

 Loss on debt settlement was $19,761 for the three months ended March 31, 2015 compared to a gain on debt settlement of $45,830 for the three months ended March 31, 2014.  The gain or loss on debt settlement results from issuing our common shares in conversion of debt and eliminating corresponding derivative liabilities and debt discount.  The gain or loss on debt settlement will fluctuate each period depending on the amount of debt settled through conversion to common stock, the market price of our common stock, volatility and other valuation inputs, and the fluctuation may be material.

Net Loss

As a result of the factors discussed above, our net loss increased to $11,126,979 for the three months ended March 31, 2015 from $754,315 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $322,365, including cash of $8,455, accounts receivable of $1,126, inventories of $194,690 and other current assets totalling $118,094.

We had total current liabilities of $17,123,072 and a working capital deficit of $16,800,707 at March 31, 2015.  In addition, we had accumulated losses from inception of $27,788,721 and had a total stockholders’ deficit of $16,742,718 at March 31, 2015.  Our working capital deficit, accumulated deficit and total stockholders’ deficit as of March 31, 2015 were materially impacted by our non-cash derivative liability of $13,137,648.

We do not have sufficient cash at March 31, 2015 to fund future operations. We rely on cash provided by financing activities primarily in the form of convertible debentures, notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Net cash used in operating activities was $562,886 for the three months ended March 31, 2015 as a result of our net loss of $11,126,979, an increase in inventories of $5,456 and a decrease in accounts payable and accrued expenses of $19,394, partially offset by non-cash expenses totaling $10,474,864, decreases in accounts receivable of $8,014, prepaid consulting services of $25,942 and prepaid assets and other current assets of $8,052, and an increase in accrued interest payable of $72,071.

Net cash used in operating activities was $213,518 for the three months ended March 31, 2014 as a result of our net loss of $754,315 and non-cash gains totaling $211,910, partially offset by non-cash expenses totaling $336,673, decreases of inventories of $1,798, prepaid consulting services of $202,467 and prepaid expenses and other current assets of $4,313, and increases in accounts payable and accrued expenses of $157,749 and accrued interest payable of $49,707.

During the three months ended March 31, 2015 and 2014, we had no net cash provided by or used in investing activities.

During the three months ended March 31, 2015, net cash provided by financing activities was $570,737, comprised of proceeds from convertible debentures of $758,587 and proceeds from stockholder advances of $11,000, partially offset by payments on convertible debentures of $193,850 and payments on stockholder advances of $5,000.

During the three months ended March 31, 2014, net cash provided by financing activities was $211,433, comprised of proceeds from convertible debentures of $251,000 and proceeds from notes payable of $30,000, partially offset by payments on convertible debentures of $64,567 and payments on stockholder advances of $5,000.

We have incurred losses from operations since inception, have limited financial resources, and at March 31, 2015, have a negative working capital position, an accumulated deficit of $27,788,721 and a total stockholders’ deficit of $16,742,718.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of shares of our common stock.  Our working capital deficit, accumulated deficit and total stockholders’ deficit as of March 31, 2015 were materially impacted by our non-cash derivative liability of $13,137,648.

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

As of March 31, 2015, we had several convertible debentures and related accrued interest payable that were convertible into approximately 2,047,943,000 shares of our common stock.  We had 500,000,000 common shares authorized and 251,253,580 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

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

Revenue Recognition

We record revenue from the sales of dolls and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.  Our revenues are recorded net of returns and allowances.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2015, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

Liabilities measured at fair value on a recurring basis are as follows at March 31, 2015:

	Total	Level 1	Level 2	Level 3

Derivative liability	$13,137,648	$-	$-	$13,137,648
Convertible debentures	1,725,339	-	-	1,725,339
Current portion of long-term debt	25,065	-	-	25,065
Long-term debt, net of current portion	16,212	-	-	16,212

Total liabilities measured at fair value	$14,904,264	$-	$-	$14,904,264

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

Off Balance Sheet Commitments

We lease approximately 1,852 square feet of office space in one building located at 14515 Briar Hills Parkway, Suite 105, Houston, Texas 77077.  The lease currently has a monthly payment of $3,802 and expires in December 2019.  Beginning on December 1, 2015, the monthly payment will increase to $3,925, and will increase incrementally through the end of the lease.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

Other than the matter discussed above, there was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business, including claims relating to our past due debt.  Management, along with the assistance of counsel, will determine the ultimate disposition and potential impact of these matters on our financial condition, liquidity or results of operations.

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

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on April 14, 2015 (the “2014 Form 10-K”).  The Risk Factors set forth in the 2014 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2014 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From April 2, 2015 through April 28, 2015 we issued five convertible debentures (the “Debentures”) for a total of $96,660. The Debentures mature between six months and one year from the date of issuance and bear interest at rates ranging from fourteen percent (14%) to fifteen percent (15%) per annum.  The Debentures are convertible into the Company’s common stock at various defined conversion rates, including a 50% discount on the lowest trading price of the Company’s common stock during the twenty days prior to conversion, a 50% discount on the trading price of the Company’s common stock on the trading day prior to conversion, and a fixed conversion price of $0.001 per share.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom

Item 3.  Defaults Upon Senior Securities

As indicated in Note 5 to our condensed consolidated financial statements, several of our convertible debentures are delinquent as of March 31, 2015.  We believe we have good relationships with most debenture holders, and continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**
101.SCH	XBRL Schema**
101.CAL	XBRL Calculations**
101.DEF	XBRL Definitions**
101.LAB	XBRL Label**
101.PRE	XBRL Presentation**

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

ONE WORLD HOLDINGS, INC.

Date: May 19, 2015	By:	/s/ Corinda Joanne Melton
Name: Corinda Joanne Melton
Title: President and Chief Executive Officer

Date: May 19, 2015	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer