Form 10-Q
period 2015-06-30
ONE WORLD HOLDINGS, INC.
filed 2015-08-14
CIK 1017616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes ☐                                No ☒

As of August 14, 2015 there were 367,134,423 outstanding shares of the registrant’s common stock.

ONE WORLD HOLDINGS, INC.

FORM 10-Q INDEX
QUARTER ENDED JUNE 30, 2015

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS

Current assets:
Cash	$-	$604
Accounts receivable	1,191	9,140
Inventories	194,086	189,234
Prepaid consulting services	67,500	93,442
Prepaid expenses and other current assets	345,688	58,646
Total current assets	608,465	351,066

Long-term prepaid consulting services	-	22,500
Property and equipment, net	45,500	52,500
Other assets	2,701	2,701

Total	$656,666	$428,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,526,413	$1,310,881
Accrued interest payable	429,355	277,264
Convertible debentures, net of discount	1,964,171	1,359,680
Derivative liability	19,969,377	2,718,652
Notes payable	563,828	120,328
Current portion of long-term debt, net of discount	27,625	22,598
Stockholder advances	470,484	569,439
Total current liabilities	24,951,253	6,378,842

Long-term debt, net of current portion and discount	14,352	9,800

Total liabilities	24,965,605	6,388,642

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized: Series AA, 80,000 shares issued and outstanding	80	80
Series BB, 186,000 shares issued and outstanding	186	186
Common stock; $0.0025 par value, 500,000,000 shares authorized, 338,162,089 and 170,767,039 shares issued and outstanding, respectively	845,405	426,918
Additional paid-in capital	10,639,478	10,274,683
Accumulated deficit	(35,794,088)	(16,661,742)
Total stockholders’ deficit	(24,308,939)	(5,959,875)

	$656,666	$428,767

See accompanying notes to condensed consolidated financial statements

INDEX

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$833	$26,875	$1,572	$29,168

Cost of sales	836	17,863	1,904	20,873

Gross margin (deficit)	(3)	9,012	(332)	8,295

Operating expenses:
Selling, general and administrative	451,550	2,486,507	943,373	3,032,278
Research and development	3,981	7,332	6,393	8,622
Depreciation	3,500	3,500	7,000	7,000

Total operating expenses	459,031	2,497,339	956,766	3,047,900

Loss from operations	(459,034)	(2,488,327)	(957,098)	(3,039,605)

Other income (expense):
Interest expense	(451,566)	(848,109)	(1,118,515)	(1,263,056)
Gain (loss) on derivative liability	(7,126,383)	(6,987)	(17,068,588)	159,093
Gain (loss) on debt settlement	31,616	(583,971)	11,855	(538,141)

Total other expense	(7,546,333)	(1,439,067)	(18,175,248)	(1,642,104)

Loss before income taxes	(8,005,367)	(3,927,394)	(19,132,346)	(4,681,709)
Provision for income taxes	-	-	-	-

Net loss	$(8,005,367)	$(3,927,394)	$(19,132,346)	$(4,681,709)

Net loss per common share – basic and diluted	$(0.03)	$(0.16)	$(0.08)	$(0.36)

Weighted average number of common shares outstanding – basic and diluted	279,277,078	24,365,186	253,103,538	12,970,226

See accompanying notes to condensed consolidated financial statements

INDEX

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,132,346)	$(4,681,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,000	7,000
Amortization of debt discount to interest expense	808,293	700,873
Interest expense added to stockholder advances	28,460	-
Preferred stock issued for services	-	80
Common stock issued for services	2,400	1,500
Warrants issued for interest expense	-	394,860
Stock options issued for services	-	240,000
Notes payable issued for services	-	35,000
(Gain) loss on derivative liability	17,068,588	(159,093)
(Gain) loss on debt settlement	(11,855)	538,141
Changes in operating assets and liabilities:
Accounts receivable	7,949	-
Inventories	(4,852)	8,939
Prepaid consulting services	48,442	1,934,483
Prepaid expenses and other current assets	(287,042)	12,648
Accounts payable and accrued expenses	215,532	295,647
Accrued interest payable	165,585	94,993

Net cash used in operating activities	(1,083,846)	(576,638)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible debentures	853,547	607,532
Proceeds from notes payable	468,500	25,000
Proceeds from stockholder advances	15,000	10,000
Payments on convertible debentures	(214,850)	(67,233)
Payments on notes payable	(25,000)	(5,000)
Payments on stockholder advances	(13,955)	-

Net cash provided by financing activities	1,083,242	570,299

Net decrease in cash	(604)	(6,339)
Cash, beginning of the period	604	6,456

Cash, end of the period	$-	$117

See accompanying notes to condensed consolidated financial statements

INDEX

ONE WORLD HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2015
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Organization, Nature of Business

One World Holdings, Inc. (the "Company"), a Nevada Corporation, is a Houston-based company focused on doll design and marketing.  Substantially all of the Company's operations are conducted through its wholly owned subsidiary, The One World Doll Project, Inc. (a Texas Corporation - "OWDPI"). OWDPI began operations on October 1, 2010, and on January 14, 2011, OWDPI was incorporated in the State of Texas.  The accompanying consolidated financial statements are presented as if OWDPI was a corporation from inception.  National Fuel and Energy, Inc. (a Texas Corporation) is a wholly owned subsidiary of the Company that has been dormant since its inception on October 1, 2010. Additionally, on July 21, 2011, we completed a reverse merger whereby OWDPI was recapitalized and became the reporting entity for accounting purposes.  In October 2013, we received our first shipment of dolls from our manufacturer and commenced sales of dolls.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OWDPI and National Fuel and Energy, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The interim financial information of the Company as of June 30, 2015 and for the three months and six months ended June 30, 2015 is unaudited, and the balance sheet as of December 31, 2014 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts in the condensed consolidated financial statements for the three months and six ended June 30, 2014 have been reclassified to conform to the current year presentation.

INDEX

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception, has only minimal sales of its dolls, and has limited financial resources and a working capital deficit of $24,342,788 at June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $35,794,088 and a total stockholders’ deficit of $24,308,939 at June 30, 2015.  The working capital deficit, accumulated deficit and total stockholders’ deficit resulted primarily from the significant derivative liability and debt recorded at June 30, 2015.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2015 and December 31, 2014, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

INDEX

Liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	Level 1	Level 2	Level 3

Derivative liability	$19,969,377	$-	$-	$19,969,377
Convertible debentures	1,964,171	-	-	1,964,171
Current portion of long-term debt	27,625	-	-	27,625
Long-term debt, net of current portion	14,352	-	-	14,352

Total liabilities measured at fair value	$21,975,525	$-	$-	$21,975,525

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

Since we had no dilutive effect of stock options and warrants for the three months and six months ended June 30, 2015 and 2014, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

At June 30, 2015, we had outstanding stock options and warrants for a total of 4,977,267 shares of common stock that would have a potential dilutive effect on our calculation of income (loss) per share.

NOTE 5 – CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY

Through June 30, 2015, we have financed our operations primarily through the issuance of various convertible debentures.  For the six months ended June 30, 2015, we received cash proceeds of $853,547 from the issuance of new convertible debentures.  We also issued a new convertible debenture with the transfer of $128,460 from stockholder advances.

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

INDEX

For those convertible debentures with fixed conversion prices, we recorded a beneficial conversion feature at the inception of the debt to additional paid-in capital and to debt discount where the conversion price was less that the market price of the stock.

The debt discount is amortized over the life of the note and recognized as interest expense.  For the six months ended June 30, 2015 and 2014, we amortized debt discount of $808,293 and $700,873, respectively, to interest expense.  The derivative liability is adjusted periodically according to the stock price fluctuations and other inputs and was $19,969,377 and $2,718,652 at June 30, 2015 and December 31, 2014, respectively.  For purpose of estimating the fair value of the convertible debentures, we used the Black Scholes option valuation model.

At June 30, 2015, the convertible debentures and related accrued interest payable were convertible into approximately 2,514,516,000 shares of our common stock.  Based on the assumptions used to estimate the fair value of the derivative liability at June 30, 2015 and assuming all lenders convert the notes payable at the June 30, 2015 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

As of June 30, 2015, several of the convertible debentures are delinquent.  We believe we have good relationships with most debenture holders, and continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.

For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at June 30, 2015 are as follows:

Stock price on the valuation date	$0.0083
Conversion price for the debt	$0.00025- $0.0062
Dividend yield	0.00%
Years to maturity	0.25 – 1.18
Risk free rate	0.01% - 0.28%
Expected volatility	289.97% - 405.02%

These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

During the six months ended June 30, 2015, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2014	$2,718,652
Addition to liability for new debt issued	812,321
Elimination of liability on conversion	(630,184)
Change in fair value	17,068,588

Derivative liability at June 30, 2015	$19,969,377

INDEX

NOTE 6 – NOTES PAYABLE

As of June 30, 2015, we had short-term notes payable to certain individuals or companies totalling $563,828.  These notes are unsecured, payable to non-related parties and bear interest at rates ranging from 0% to 16% per annum.

NOTE 7 – STOCKHOLDER ADVANCES

Since the inception of the Company, we have relied on cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At June 30, 2015, stockholder advances totalled  $470,484.

NOTE 8 – LONG-TERM DEBT

Our long-term debt consisted of the following at June 30, 2015:

Long-term convertible debentures, net of discount of $23,818 (see Note 5)	$13,702

Long-term note payable, net of discount of $1,725	28,275

Total	41,977
Current portion	27,625

Long-term debt	$14,352

 The long-term note payable is an unsecured note payable of $30,000 to an individual due July 30, 2016, with interest at 14% per annum.  Payment terms for the note payable are $350 per month for six months and $698 per month for sixty months, including interest. We are in default on the note payable at June 30, 2015 due to our failure to make timely payments in accordance with the terms of the note agreement.

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

INDEX

During the six months ended June 30, 2015, we issued a total of 167,395,050 shares of our common stock with a total value of $711,522 for conversion of debt.

As of June 30, 2015, we had several convertible debentures and related accrued interest payable that were convertible into approximately 2,514,516,000 shares of our common stock.  We had 500,000,000 common shares authorized and 338,162,089 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

NOTE 10 – STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2015, we did not issue any new stock options or warrants.

The following table summarizes the stock option and warrant activity during the six months ended June 30, 2015:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2014	4,977,267	$0.03
Granted	-
Exercised	-
Expired or cancelled	-

Outstanding, vested and exercisable at June 30, 2015	4,977,267	$0.03	3.75

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

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided. There generally are no specified performance requirements and no provision in the agreements for return of the shares.  During the three months and six months ended June 30, 2015, total compensation expense paid in common shares was $22,500 and $48,442, respectively.  Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.   As of June 30, 2015, the unamortized compensation was $67,500 reported as a current asset, prepaid consulting services, on our condensed consolidated balance sheet.

INDEX

NOTE 12– RELATED PARTY TRANSACTIONS

Several of the consulting agreements discussed in Note 11 are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  There was no compensation expense paid in common shares to related parties during the six months ended June 30, 2015.

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the six months ended June 30, 2015:

Founder, stockholder	$82,658

Family of officers and directors	54,439

Total related parties	$137,097

As of June 30, 2015, we had convertible debentures of $5,000, $46,600 and $8,000, which are further discussed in Note 5, payable to three family members of our executive officers. The outstanding principal and interest are convertible into shares of our common stock at a conversion prices ranging from $0.01 to $30 per share.

Accrued interest payable to these related parties totaled $21,599 at June 30, 2015.

As of June 30, 2015, we had stockholder advances payable to related parties totaling $90,164.

NOTE 13 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2015, we made no cash payments for income taxes.

During the six months ended June 30, 2015, we made cash payments for interest totaling $78,552.

During the six months ended June 30, 2015, we had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and debt discount by $71,760 for beneficial conversion feature of convertible notes payable.

•	Increased debt discount and derivative liability by $812,321.

•	Decreased stockholder advances and increased convertible debentures by $128,460.

•
Decreased accrued interest payable by $11,547, decreased convertible debentures by $127,085, decreased debt discount by $47,839, decreased derivative liability by $630,184, increased common stock by $418,487 and increased additional paid-in capital by $293,035 for common shares issued in conversion of debt.

•	Decreased accrued interest payable by $1,947 and increased convertible debentures by $1,947.

INDEX

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.”  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory.  For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.”  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

NOTE 15 – CONTINGENCIES

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business, including claims relating to our past due debt.  Management, along with the assistance of counsel, will determine the ultimate disposition and potential impact of these matters on our financial condition, liquidity or results of operations.

On November 4, 2014, we were named as a defendant in a civil lawsuit filed by Darling Capital, LLC, (“Darling”) a creditor of ours, in the New York Supreme Court, County of New York.  The plaintiff filed a Motion For Summary Judgment in Lieu of Complaint the same day. The plaintiff alleges, among other things, that we defaulted on our obligations under a Convertible Promissory Note held by Darling. The complaint seeks, among other relief, judgment against us in the amount of $57,627.  We are currently negotiating a settlement with Darling that is in the best interest of both parties.

On or about February 19, 2015, Gel Properties, LLC (“Gel”) filed a complaint against the Company in the United States District Court, Southern District of New York alleging, among other things, breach of contract, anticipatory breach and conversion relating to a convertible promissory note in the original principal amount of $50,000.  Following various hearings, on May 12, 2015, Gel and the Company entered into a stipulation and agreement of settlement, which agreement was filed with the court, whereby the Company agreed to pay Gel the sum of $98,000.  The settlement agreement allows for three payments with the first payment due May 21, 2015 and the final payment of $33,000 due on August 13, 2015.  The Company is current on the payments and plans to make the final payment in compliance with the terms of the settlement agreement.

On February 11, 2015, LG Capital Funding, LLC filed a complaint against the Company in the United States District Court, Eastern District of New York alleging breach of contract, anticipatory breach of contract and conversion relating to three convertible promissory notes totaling approximately $186,158 in principal and accrued interest.  Following various hearings, on August 7, 2015, the Company was ordered by the court to pay $296,086 in settlement for breach of contract on the three convertible promissory notes.  We are in the process of responding to this order and intend to vigorously defend our interests.

INDEX

NOTE 16 – SUBSEQUENT EVENTS

To fund our operations subsequent to June 30, 2015, we incurred additional indebtedness totaling $213,500, consisting of proceeds from convertible debentures totaling $121,000 and proceeds from short-term notes payable totaling $92,500.

Subsequent to June 30, 2015, we issued a total of 28,972,334 shares of our common stock for debt conversions of $35,100 principal and $2,926 accrued interest payable.

INDEX

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “One World,” “we,” “our” or “us” refer to One World Holdings, Inc. and its wholly-owned subsidiaries, unless the context otherwise indicates.

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

INDEX

General

One World Holdings, Inc. (“Holdings”, a Nevada Corporation, formerly known as Environmental Safeguards, Inc.), is a Houston based company that recently released a line of mainstream multicultural dolls aimed at high-end collectors and young pre-teen girls.  Our operations are conducted through our wholly owned subsidiary, The One World Doll Project, Inc., a Texas Corporation (“OWDPI”).  In this discussion Holdings and OWDPI are collectively referred to as “One World” or the “Company”.  We commenced sales in October 2013.  For the first year of operations, we focused on direct sales and Internet sales and did not require a storefront for operations.  Manufacturing of our dolls is outsourced to a physical plant facility in the People’s Republic of China owned by a third-party manufacturer we have selected.  We have purchased the requisite molds and equipment to manufacture our dolls and their accessories.  Warehousing of our merchandise inventories and fulfillment of orders here in the United States is handled by a third-party center in Houston, Texas.

Going Concern Uncertainty

The Company has incurred operating losses since inception, has only minimal sales of its dolls, and has limited financial resources and a working capital deficit of $24,342,788 at June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $35,794,088 and a total stockholders’ deficit of $24,308,939 at June 30, 2015.  The working capital deficit, accumulated deficit and total stockholders’ deficit resulted primarily from the significant derivative liability and debt recorded at June 30, 2015.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

We had total sales of $833 and $26,875 for the three months ended June 30, 2015 and 2014, respectively, and $1,572 and $29,168 for the six months ended June 30, 2015 and 2014, respectively. The sales of our dolls are seasonal, with lower sales levels expected for the first few months of each calendar year.  We believe sales in the current year will increase for seasonal buying and for our new line of Tween Scene dolls. As of June 30, 2015, we had prepaid $300,000 to our manufacturer for the production of the Tween Scene dolls; however none of the dolls had been shipped.  The $300,000 prepayment was financed by a short-term promissory note.  In May 2015, we received a purchase order from a major retailer totaling approximately $5,000.  Subsequent to June 30, 2015, we received purchase orders from a major retailer totaling approximately $830,000 and a second major retailer totaling approximately $20,000.

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Low levels of sales or promotional pricing of our dolls can result in these costs exceeding our sales in any particular period.  Cost of sales for the three months ended June 30, 2015 and 2014 were $836 and $17,863, respectively, and $1,904 and $20,873 for the six months ended June 30, 2015 and 2014, respectively.  Because of the lower levels of sales in the current year, we reported a gross deficit on sales for the three months and six months ended June 30, 2015.

INDEX

Operating Expenses

Our selling, general and administrative expenses decreased $2,034,957 to $451,550 in the three months ended June 30, 2015 from $2,486,507 in the three months ended June 30, 2014, and decreased $2,088,905 to $943,373 in the six months ended June 30, 2015 from $3,032,278 in the six months ended June 30, 2014.  The decrease in these expenses in the current year is due to primarily to a decrease in compensation expense paid in shares of our common stock in the current year.  We have hired several consultants from time to time to help us establish and market the Company and our products.  In addition, a substantial portion of the compensation paid to officers and directors has been in shares of our common stock, which we have valued at current market prices.  Certain consultants have consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation based on the current market prices of the shares issued is recognized over the life of the consulting agreements.

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

Our research and development expenses are currently not material to our business and totalled $3,981 and $7,332 for the three months ended June 30, 2015 and 2014, respectively, and $6,393 and $8,622 for the six months ended June 30, 2015 and 2014, respectively.

Depreciation expense is currently not material to our operations.  Our only depreciable assets are currently our molds and equipment to manufacture our dolls and their accessories.  Depreciation expense was $3,500 for each of the three-month periods ended June 30, 2015 and 2014, and $7,000 for each of the six-month periods ended June 30, 2015 and 2014.

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

INDEX

Interest expense decreased to $451,566 in the three months ended June 30, 2015 from $848,109 in the three months ended June 30, 2014, and to $1,118,515 in the six months ended June 30, 2015 from $1,263,056 in the six months ended June 30, 2014.  We have experienced a decrease in interest expense in the current year primarily as a result of the debt discount on a substantial portion of our convertible debentures being fully amortized to interest expense.  This decrease is partially offset by amortization of debt discount and additional interest expense on new indebtedness.

Loss on derivative liability was $7,126,383 for the three months ended June 30, 2015 compared to a loss of $6,987 for the three months ended June 30, 2014.  Loss on derivative liability was $17,068,588 for the six months ended June 30, 2015 compared to a gain of $159,093 for the six months ended June 30, 2014. The gain or loss on derivative liability will fluctuate each period depending on the market price of our common stock, volatility, conversion prices, and other valuation inputs, and the fluctuation may be material.

 We reported a gain on debt settlement of $31,616 and $11,855 for the three months and six months ended June 30, 2015, respectively.  By comparison, we reported a loss on debt settlement of $583,971 and $538,141 for the three months and six months ended June 30, 2014, respectively.  The gain or loss on debt settlement results from issuing our common shares in conversion of debt and eliminating corresponding derivative liabilities and debt discount.  The gain or loss on debt settlement will fluctuate each period depending on the amount of debt settled through conversion to common stock, the market price of our common stock, volatility, conversion prices, and other valuation inputs, and the fluctuation may be material.

Net Loss

As a result of the factors discussed above, our net loss increased to $8,005,367 for the three months ended June 30, 2015 from $3,927,394 for the three months ended June 30, 2014, and increased to $19,132,346 for the six months ended June 30, 2015 from $4,681,709 for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $608,465, including accounts receivable of $1,191, inventories of $194,086 and prepaid expenses totaling $413,188.  We had no cash as of June 30, 2015.

We had total current liabilities of $24,951,253 and a working capital deficit of $24,342,788 at June 30, 2015.  In addition, we had accumulated losses from inception of $35,794,088 and had a total stockholders’ deficit of $24,308,939 at June 30, 2015.  Our working capital deficit, accumulated deficit and total stockholders’ deficit as of June 30, 2015 were materially impacted by our non-cash derivative liability of $19,969,377.

We do not have sufficient cash at June 30, 2015 to fund future operations. We rely on cash provided by financing activities primarily in the form of convertible debentures, notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Net cash used in operating activities was $1,083,846 for the six months ended June 30, 2015 as a result of our net loss of $19,132,346, non-cash gain of $11,855 and increases in inventories of $4,852 and prepaid expenses and other current assets of $287,042, partially offset by non-cash expenses totaling $17,914,741, decreases in accounts receivable of $7,949 and prepaid consulting services of $48,442, and increases in accounts payable and accrued expenses of $215,532 and accrued interest payable of $165,585.

INDEX

Net cash used in operating activities was $576,638 for the six months ended June 30, 2014 as a result of our net loss of $4,681,709 and a non-cash gain of $159,093, partially offset by non-cash expenses totaling $1,917,454, decreases in inventories of $8,939, prepaid consulting services of $1,934,483 and prepaid expenses and other current assets of $12,648, and increases in accounts payable and accrued expenses of $295,647 and accrued interest payable of $94,993.

During the six months ended June 30, 2015 and 2014, we had no net cash provided by or used in investing activities.

During the six months ended June 30, 2015, net cash provided by financing activities was $1,083,242, comprised of proceeds from convertible debentures of $853,547, proceeds from notes payable of $468,500, and proceeds from stockholder advances of $15,000, partially offset by payments on convertible debentures of $214,850, payments on notes payable of $25,000 and payments on stockholder advances of $13,955.

During the six months ended June 30, 2014, net cash provided by financing activities was $570,299, comprised of proceeds from convertible debentures of $607,532, proceeds from notes payable of $25,000, and proceeds from stockholder advances of $10,000, partially offset by payments on convertible debentures of $67,233 and payments on stockholder advances of $5,000.

We have incurred losses from operations since inception, have limited financial resources, and at June 30, 2015, have a negative working capital position, an accumulated deficit of $35,794,088 and a total stockholders’ deficit of $24,308,939.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of shares of our common stock.  Our working capital deficit, accumulated deficit and total stockholders’ deficit as of June 30, 2015 were materially impacted by our non-cash derivative liability of $19,969,377.

Our primary sources of capital since inception have come from private placement sales of our common stock, the issuance of debt or advances from individuals or institutional investors.  We will be dependent on these sources in the future.

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

INDEX

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

As of June 30, 2015, we had several convertible debentures and related accrued interest payable that were convertible into approximately 2,514,516,000 shares of our common stock.  We had 500,000,000 common shares authorized and 338,162,089 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

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

INDEX

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2015, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

Liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

INDEX

	Total	Level 1	Level 2	Level 3

Derivative liability	$19,969,377	$-	$-	$19,969,377
Convertible debentures	1,964,171	-	-	1,964,171
Current portion of long-term debt	27,625	-	-	27,625
Long-term debt, net of current portion	14,352	-	-	14,352

Total liabilities measured at fair value	$21,975,525	$-	$-	$21,975,525

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

INDEX

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

Other than the matter discussed above, there was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2014, we were named as a defendant in a civil lawsuit filed by Darling Capital, LLC, (“Darling”) a creditor of ours, in the New York Supreme Court, County of New York.  The plaintiff filed a Motion For Summary Judgment in Lieu of Complaint the same day. The plaintiff alleges, among other things, that we defaulted on our obligations under a Convertible Promissory Note held by Darling. The complaint seeks, among other relief, judgment against us in the amount of $57,627.  We are currently negotiating a settlement with Darling that is in the best interest of both parties.

INDEX

On or about February 19, 2015, Gel Properties, LLC (“Gel”) filed a complaint against the Company in the United States District Court, Southern District of New York alleging, among other things, breach of contract, anticipatory breach and conversion relating to a convertible promissory note in the original principal amount of $50,000.  Following various hearings, on May 12, 2015, Gel and the Company entered into a stipulation and agreement of settlement, which agreement was filed with the court, whereby the Company agreed to pay Gel the sum of $98,000.  The settlement agreement allows for three payments with the first payment due May 21, 2015 and the final payment of $33,000 due on August 13, 2015.  The Company is current on the payments and plans to make the final payment in compliance with the terms of the settlement agreement.

On February 11, 2015, LG Capital Funding, LLC filed a complaint against the Company in the United States District Court, Eastern District of New York alleging breach of contract, anticipatory breach of contract and conversion relating to three convertible promissory notes totaling approximately $186,158 in principal and accrued interest.  Following various hearings, on August 7, 2015, the Company was ordered by the court to pay $296,086 in settlement for breach of contract on the three convertible promissory notes.  We are in the process of responding to this order and intend to vigorously defend our interests.

Item 1A.  Risk Factors

As of June 30, 2015, we had several convertible debentures and related accrued interest payable that were convertible into approximately 2,514,516,000 shares of our common stock.  We had 500,000,000 common shares authorized and 338,162,089 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

As of the date of this filing, other than discussed above, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on April 14, 2015 (the “2014 Form 10-K”).  The Risk Factors set forth in the 2014 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2014 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On July 2, 2015, we issued a convertible debenture (the “Debenture”) for $175,000. The Debenture matures on June 2, 2016 and bears interest at fourteen percent (14%) per annum.  The Debenture is convertible into the Company’s common stock at $0.0025 per share, subject to certain adjustments described in the debenture agreement.

The issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and there was no general solicitation or general advertising used to market the securities.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom

INDEX

Item 3.  Defaults Upon Senior Securities

As indicated in Note 5 to our condensed consolidated financial statements, several of our convertible debentures are delinquent as of June 30, 2015.  We believe we have good relationships with most debenture holders, and continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.

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

* Filed herewith.
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

INDEX

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE WORLD HOLDINGS, INC.

Date: August 14, 2015	By:	/s/ Corinda Joanne Melton
Name: Corinda Joanne Melton
Title: President and Chief Executive Officer

Date: August 14, 2015	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer