Form 10-Q
period 2015-09-30
ONE WORLD HOLDINGS, INC.
filed 2015-11-19
CIK 1017616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes ☐                                No ☒

As of November 19, 2015 there were 403,146,135 outstanding shares of the registrant’s common stock.

ONE WORLD HOLDINGS, INC.

FORM 10-Q INDEX
QUARTER ENDED SEPTEMBER 30, 2015

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2015
	(Unaudited)	December 31, 2014
ASSETS

Current assets:
Cash	$3,748	$604
Accounts receivable	854,582	9,140
Inventories	176,799	189,234
Prepaid consulting services	45,000	93,442
Prepaid expenses and other current assets	44,478	58,646
Total current assets	1,124,607	351,066

Long-term prepaid consulting services	-	22,500
Property and equipment, net	59,883	52,500
Other assets	2,701	2,701

Total	$1,187,191	$428,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,923,418	$1,310,881
Accrued interest payable	497,347	277,264
Convertible debentures, net of discount	2,056,261	1,359,680
Derivative liability	12,809,341	2,718,652
Notes payable	714,308	120,328
Current portion of long-term debt, net of discount	28,900	22,598
Stockholder advances	464,093	569,439
Total current liabilities	18,493,668	6,378,842

Long-term debt, net of current portion and discount	7,801	9,800

Total liabilities	18,501,469	6,388,642

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Series AA, 80,000 shares issued and outstanding	80	80
Series BB, 186,000 shares issued and outstanding	186	186
Common stock; $0.0025 par value, 500,000,000 shares authorized, 392,677,732 and 170,767,039 shares issued and outstanding, respectively	981,694	426,918
Additional paid-in capital	11,157,384	10,274,683
Accumulated deficit	(29,453,622)	(16,661,742)
Total stockholders’ deficit	(17,314,278)	(5,959,875)

	$1,187,191	$428,767

See accompanying notes to condensed consolidated financial statements

INDEX

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$884,671	$5,692	$886,243	$34,860

Cost of sales	537,517	13,988	539,421	34,861

Gross margin (deficit)	347,154	(8,296)	346,822	(1)

Operating expenses:
Selling, general and administrative	683,040	550,805	1,626,413	3,583,083
Research and development	36,634	93,268	43,027	101,890
Depreciation	4,117	3,500	11,117	10,500

Total operating expenses	723,791	647,573	1,680,557	3,695,473

Loss from operations	(376,637)	(655,869)	(1,333,735)	(3,695,474)

Other income (expense):
Interest expense	(692,518)	(465,311)	(1,811,033)	(1,728,367)
Gain (loss) on derivative liability	7,400,658	(513,535)	(9,667,930)	(354,442)
Gain (loss) on debt settlement	8,963	67,661	20,818	(470,480)

Total other income (expense)	6,717,103	(911,185)	(11,458,145)	(2,553,289)

Income (loss) before income taxes	6,340,466	(1,567,054)	(12,791,880)	(6,248,763)
Provision for income taxes	-	-	-	-

Net income (loss)	$6,340,466	$(1,567,054)	$(12,791,880)	$(6,248,763)

Net income (loss) per common share – basic and diluted	$0.02	$(0.06)	$(0.04)	$(0.36)

Weighted average number of common shares outstanding – basic and diluted	372,504,281	25,635,511	293,341,151	17,238,381

See accompanying notes to condensed consolidated financial statements

INDEX

ONE WORLD HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,791,880)	$(6,248,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,117	10,500
Amortization of debt discount to interest expense	1,335,852	1,068,942
Interest expense added to stockholder advances	28,460	-
Common stock issued for services	3,000	2,750
(Gain) loss on derivative liability	9,667,930	354,442
(Gain) loss on debt settlement	(20,818)	470,480
Preferred stock issued for services	-	80
Warrants issued for interest expense	-	394,860
Stock options issued for services	-	240,000
Notes payable issued for services	-	35,000
Changes in operating assets and liabilities:
Accounts receivable	(845,442)	-
Inventories	12,435	12,547
Prepaid consulting services	70,942	2,230,849
Prepaid expenses and other current assets	14,168	8,710
Accounts payable and accrued expenses	612,537	240,564
Accrued interest payable	264,362	163,580

Net cash used in operating activities	(1,637,337)	(1,015,459)

Cash flows from investing activities:
Purchase of property and equipment	(18,500)	-

Net cash used in investing activities	(18,500)	-

Cash flows from financing activities:
Proceeds from convertible debentures	1,330,197	997,235
Proceeds from notes payable	679,980	25,000
Proceeds from stockholder advances	25,259	188,500
Payments on convertible debentures	(269,850)	(107,433)
Payments on notes payable	(76,000)	(5,000)
Payments on stockholder advances	(30,605)	-

Net cash provided by financing activities	1,658,981	1,098,302

Net increase in cash	3,144	82,843
Cash, beginning of the period	604	6,456

Cash, end of the period	$3,748	$89,299

See accompanying notes to condensed consolidated financial statements

INDEX

ONE WORLD HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2015
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

Interim Financial Information

The interim financial information of the Company as of September 30, 2015 and for the three months and nine months ended September 30, 2015 is unaudited, and the balance sheet as of December 31, 2014 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended September 30, 2014 have been reclassified to conform to the current year presentation.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2015.

INDEX

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception, has limited financial resources and a working capital deficit of $17,369,061 at September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $29,453,622 and a total stockholders’ deficit of $17,314,278 at September 30, 2015.  The working capital deficit, accumulated deficit and total stockholders’ deficit resulted primarily from the significant derivative liability and debt recorded at September 30, 2015.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2015 and December 31, 2014, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

INDEX

Liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	Level 1	Level 2	Level 3

Derivative liability	$12,809,341	$-	$-	$12,809,341
Convertible debentures, net of discount	2,056,261	-	-	2,056,261
Current portion of long-term debt	28,900	-	-	28,900
Long-term debt, net of current portion	7,801	-	-	7,801

Total liabilities measured at fair value	$14,902,303	$-	$-	$14,902,303

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

Since we had no dilutive effect of stock options and warrants for the three months and nine months ended September 30, 2015 and 2014, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

At September 30, 2015, we had outstanding stock options and warrants for a total of 4,977,267 shares of common stock that would have a potential dilutive effect on our calculation of income (loss) per share.

NOTE 5 – CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY

Through September 30, 2015, we have financed our operations primarily through the issuance of various convertible debentures.  For the nine months ended September 30, 2015, we received cash proceeds of $1,330,197 from the issuance of new convertible debentures.  We also issued new convertible debentures with transfers of $128,460 from stockholder advances and $10,000 from notes payable.

The debentures are generally unsecured and bear interest ranging from 6% to 22% per annum, with maturities ranging from two months to two years.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.00025 to $30.00 per share or variable discounted pricing based on the market price of the Company’s common stock as defined in the debt agreement.

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

The debt discount is amortized over the life of the note and recognized as interest expense.  For the nine months ended September 30, 2015 and 2014, we amortized debt discount of $1,335,852 and $1,068,942, respectively, to interest expense.  The derivative liability is adjusted periodically according to the stock price fluctuations and other inputs and was $12,809,341 and $2,718,652 at September 30, 2015 and December 31, 2014, respectively.  For purpose of estimating the fair value of the convertible debentures, we used the Black Scholes option valuation model.

At September 30, 2015, the convertible debentures and related accrued interest payable were convertible into approximately 2,023,542,000 shares of our common stock.  Based on the assumptions used to estimate the fair value of the derivative liability at September 30, 2015 and assuming all lenders convert the notes payable at the September 30, 2015 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

As of September 30, 2015, several of the convertible debentures are delinquent.  We believe we have good relationships with most debenture holders, and continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.

For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at September 30, 2015 are as follows:

Stock price on the valuation date	$0.0078
Conversion price for the debt	$0.00025- $0.0059
Dividend yield	0.00%
Years to maturity	0.25 – 1.99
Risk free rate	0.00% - 0.64%
Expected volatility	263.99% - 450.33%

These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

During the nine months ended September 30, 2015, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2014	$2,718,652
Addition to liability for new debt issued	1,347,655
Elimination of liability on conversion	(924,896)
Change in fair value	9,667,930

Derivative liability at September 30, 2015	$12,809,341

INDEX

NOTE 6 – NOTES PAYABLE

As of September 30, 2015, we had short-term notes payable to certain individuals or companies totaling $714,308.  These notes are unsecured, payable to non-related parties and bear interest at rates ranging from 0% to 20% per annum.

NOTE 7 – STOCKHOLDER ADVANCES

Since the inception of the Company, we have relied on cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At September 30, 2015, stockholder advances totalled  $464,093.

NOTE 8 – LONG-TERM DEBT

Our long-term debt consisted of the following at September 30, 2015:

Long-term convertible debentures, net of discount of $147,199 (see Note 5)	$7,801

Long-term note payable, net of discount of $1,100	28,900

Total	36,701
Current portion	28,900

Long-term debt	$7,801

 The long-term note payable is an unsecured note payable of $30,000 to an individual due July 30, 2016, with interest at 14% per annum.  Payment terms for the note payable are $350 per month for six months and $698 per month for sixty months, including interest. We are in default on the note payable at September 30, 2015 due to our failure to make timely payments in accordance with the terms of the note agreement.

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

INDEX

During the nine months ended September 30, 2015, we issued a total of 231,910,693 shares of our common stock with a total value of $1,067,414 for conversion of debt.

During the nine months ended September 30, 2015, 10,000,000 shares of our common stock were surrendered to the Company at par value of $25,000 and cancelled.

As of September 30, 2015, we had several convertible debentures and related accrued interest payable that were convertible into approximately 2,023,542,000 shares of our common stock.  We had 500,000,000 common shares authorized and 392,677,732 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

NOTE 10 – STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2015, we did not issue any new stock options or warrants.

The following table summarizes the stock option and warrant activity during the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2014	4,977,267	$0.03
Granted	-
Exercised	-
Expired or cancelled	-

Outstanding, vested and exercisable at September 30, 2015	4,977,267	$0.03	3.50

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

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided. There generally are no specified performance requirements and no provision in the agreements for return of the shares.  During the three months and nine months ended September 30, 2015, total compensation expense paid in common shares was $22,500 and $70,942, respectively. Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company. As of September 30, 2015, the unamortized compensation was $45,000 reported as a current asset, prepaid consulting services, on our condensed consolidated balance sheet.

INDEX

NOTE 12– RELATED PARTY TRANSACTIONS

Several of the consulting agreements discussed in Note 11 are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  There was no compensation expense paid in common shares to related parties during the nine months ended September 30, 2015.

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the nine months ended September 30, 2015:

Founder, stockholder	$128,176

Family of officers and directors	97,309

Total related parties	$225,485

As of September 30, 2015, we had convertible debentures of $5,000, $46,600, $8,000 and $112,663, which are further discussed in Note 5, payable to four family members of our executive officers. The outstanding principal and interest are convertible into shares of our common stock at a conversion prices ranging from $0.0025 to $30 per share.

Accrued interest payable to these related parties totaled $24,652 at September 30, 2015.

As of September 30, 2015, we had stockholder advances payable to related parties totaling $84,423.

NOTE 13 – SALES CONCENTRATIONS

During the three months and nine months ended September 30, 2015, total sales to one major retailer totaled $860,972, or approximately 97% of total sales.  Accounts receivable from this major retailer totaled $853,065, or approximately 100% of total accounts receivable.

NOTE 14 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2015, we made no cash payments for income taxes.

During the nine months ended September 30, 2015, we made cash payments for interest totaling $151,004.

During the nine months ended September 30, 2015, we had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and debt discount by $370,063 for beneficial conversion feature of convertible notes payable.

•	Increased debt discount and derivative liability by $1,347,655.

•	Decreased stockholder advances and increased convertible debentures by $128,460.

INDEX

•
Decreased accrued interest payable by $18,986, decreased convertible debentures by $207,766, decreased debt discount by $66,416, decreased derivative liability by $924,896, increased common stock by $579,776 and increased additional paid-in capital by $487,638 for common shares issued in conversion of debt.

•	Decreased accrued interest payable and increased convertible debentures by $25,293.

•	Decreased notes payable and increased convertible debentures by $10,000.

•	Decreased common stock and increased additional paid-in capital by $25,000.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our consolidated financial statements

INDEX

NOTE 16 – CONTINGENCIES

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business, including claims relating to our past due debt.  Management, along with the assistance of counsel, will determine the ultimate disposition and potential impact of these matters on our financial condition, liquidity or results of operations.

On November 4, 2014, we were named as a defendant in a civil lawsuit filed by Darling Capital, LLC, (“Darling”) a creditor of ours, in the New York Supreme Court, County of New York.  The plaintiff filed a Motion For Summary Judgment in Lieu of Complaint the same day. The plaintiff alleges, among other things, that we defaulted on our obligations under a Convertible Promissory Note held by Darling. The complaint seeks, among other relief, judgment against us in the amount of $57,627.  A settlement was reached on September 3, 2015 for the sum of $70,000 consisting of four payments with the final payment due on November 20, 2015.  The first payment of $10,000 was made on September 9, 2015.  No other payments have been made.

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

NOTE 17 – SUBSEQUENT EVENTS

To fund our operations subsequent to September 30, 2015, we incurred additional indebtedness totaling $189,533, consisting of proceeds from convertible debentures totaling $155,750 and proceeds from short-term notes payable totaling $33,783.

Subsequent to September 30, 2015, we issued a total of 10,468,403 shares of our common stock for debt conversions of $20,000 principal and $463 accrued interest payable.

In November 2015, substantially all accounts receivable from the major retailer discussed in Note 13 were collected.

In November 2015, we repaid short-term notes payable totaling $425,000.

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

INDEX

General

One World Holdings, Inc. (“Holdings”, a Nevada Corporation, formerly known as Environmental Safeguards, Inc.), is a Houston based company that recently released a line of mainstream multicultural dolls aimed at high-end collectors and young pre-teen girls.  Our operations are conducted through our wholly owned subsidiary, The One World Doll Project, Inc., a Texas Corporation (“OWDPI”).  In this discussion Holdings and OWDPI are collectively referred to as “One World” or the “Company”.  We commenced sales in October 2013.  For the first year of operations, we focused on direct sales and Internet sales and did not require a storefront for operations.  Manufacturing of our dolls is outsourced to a physical plant facility in the People’s Republic of China owned by a third-party manufacturer we have selected.  We have purchased the requisite molds and equipment to manufacture our dolls and their accessories.  Warehousing of certain of our merchandise inventories and fulfillment of orders here in the United States are handled by a third-party center in Houston, Texas.  We also may have our manufacturer ship dolls directly to our major retail customers.

Going Concern Uncertainty

The Company has incurred operating losses since inception, has only minimal sales of its dolls, and has limited financial resources and a working capital deficit of $17,369,061 at September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $29,453,622 and a total stockholders’ deficit of $17,314,278 at September 30, 2015.  The working capital deficit, accumulated deficit and total stockholders’ deficit resulted primarily from the significant derivative liability and debt recorded at September 30, 2015.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management’s plans to address the Company’s continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

We had total sales of $884,671 and $5,692 for the three months ended September 30, 2015 and 2014, respectively, and $886,243 and $34,860 for the nine months ended September 30, 2015 and 2014, respectively. The sales of our dolls are seasonal, with lower sales levels expected for the first few months of each calendar year.  The increase in sales in the current year is due to the successful introduction of our new line of Tween Scene dolls.  Substantially all of the sales in the current year are from orders from a major retailer and substantially all accounts receivable from this major retailer were collected in November 2015.  We believe sales in the current year will continue to increase for seasonal buying and for our new line of Tween Scene dolls.

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Low levels of sales or promotional pricing of our dolls can result in these costs exceeding our sales in any particular period.  Cost of sales for the three months ended September 30, 2015 and 2014 were $537,517 and $13,988, respectively, and $539,421 and $34,861 for the nine months ended September 30, 2015 and 2014, respectively.  The increase in cost of sales in the current year is due to the increase in sales of dolls discussed above.  Because of the lower levels of sales in the prior year, we reported a gross deficit on sales for the three months and nine months ended September 30, 2014.

INDEX

Operating Expenses

Our selling, general and administrative expenses increased $132,235 to $683,040 in the three months ended September 30, 2015 from $550,805 in the three months ended September 30, 2014, and decreased $1,956,670 to $1,626,413 in the nine months ended September 30, 2015 from $3,583,083 in the nine months ended September 30, 2014.  The increase in these expenses in the current year third quarter compared to the third quarter of the prior year is attributed primarily to increased sales and marketing expenses related to our new line of Tween Scene dolls.  The decrease in these expenses on a year-to-date basis in the current year is due to primarily to a decrease in compensation expense paid in shares of our common stock.  We have hired several consultants from time to time to help us establish and market the Company and our products.  In addition, a substantial portion of the compensation paid to officers and directors has been in shares of our common stock, which we have valued at current market prices.  Certain consultants have consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation based on the current market prices of the shares issued is recognized over the life of the consulting agreements.

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

Our research and development expenses were $36,634 and $93,268 for the three months ended September 30, 2015 and 2014, respectively, and $43,027 and $101,890 for the nine months ended September 30, 2015 and 2014, respectively.  Research and development expenses have decreased in the current year as we have completed the design and manufacturing processes for our current lines of dolls.

Depreciation expense is currently not material to our operations.  Currently, our only depreciable assets are our molds and equipment to manufacture our dolls and their accessories.  Depreciation expense was $4,117 and $3,500 for the three months ended September 30, 2015 and 2014, respectively, and $11,117 and $10,500 for the nine months ended September 30, 2015 and 2014, respectively.

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

INDEX

Interest expense increased to $692,518 in the three months ended September 30, 2015 from $465,311 in the three months ended September 30, 2014, and to $1,811,033 in the nine months ended September 30, 2015 from $1,728,367 in the nine months ended September 30, 2014. This increase is due primarily to the amortization of debt discount and additional interest expense on new indebtedness.

Gain on derivative liability was $7,400,658 for the three months ended September 30, 2015 compared to a loss of $513,535 for the three months ended September 30, 2014.  Loss on derivative liability was $9,667,930 for the nine months ended September 30, 2015 compared to a loss of $354,442 for the nine months ended September 30, 2014. The gain or loss on derivative liability will fluctuate each period depending on the market price of our common stock, volatility, conversion prices, and other valuation inputs, and the fluctuation may be material.

 We reported a gain on debt settlement of $8,963 and $67,661 for the three months ended September 30, 2015 and 2014, respectively.  By comparison, we reported a gain on debt settlement of $20,818 for the nine months ended September 30, 2015 and a loss on debt settlement of $470,480 for the nine months ended September 30, 2014.  The gain or loss on debt settlement results from issuing our common shares in conversion of debt and eliminating corresponding derivative liabilities and debt discount.  The gain or loss on debt settlement will fluctuate each period depending on the amount of debt settled through conversion to common stock, the market price of our common stock, volatility, conversion prices, and other valuation inputs, and the fluctuation may be material.

Net Loss

As a result of the factors discussed above, we reported net income of $6,340,466 for the three months ended September 30, 2015 and a net loss of $1,567,054 for the three months ended September 30, 2014.  We reported a net loss of $12,791,880 and $6,248,763 for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $1,124,607, including cash of $3,748, accounts receivable of $854,582, inventories of $176,799 and prepaid expenses totaling $89,478.  Substantially all accounts receivable were collected in November 2015.

We had total current liabilities of $18,493,668 and a working capital deficit of $17,369,061 at September 30, 2015.  In addition, we had accumulated losses from inception of $29,453,622 and had a total stockholders’ deficit of $17,314,278 at September 30, 2015.  Our working capital deficit, accumulated deficit and total stockholders’ deficit as of September 30, 2015 were materially impacted by our non-cash derivative liability of $12,809,341.

We do not have sufficient cash at September 30, 2015 to fund future operations. Until our sales increase and stabilize, we will continue to rely on cash provided by financing activities primarily in the form of convertible debentures, notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Net cash used in operating activities was $1,637,337 for the nine months ended September 30, 2015 as a result of our net loss of $12,791,880, non-cash gain of $20,818 and increase in accounts receivable of $845,442, partially offset by non-cash expenses totaling $11,046,359, decreases in inventories of $12,435, prepaid consulting services of $70,942, and prepaid expenses and other current assets of $14,168, and increases in accounts payable and accrued expenses of $612,537 and accrued interest payable of $264,362.

INDEX

Net cash used in operating activities was $1,015,459 for the nine months ended September 30, 2014 as a result of our net loss of $6,248,763, partially offset by non-cash expenses totaling $2,577,054, decreases in inventories of $12,547, prepaid consulting services of $2,230,849 and prepaid expenses and other current assets of $8,710, and increases in accounts payable and accrued expenses of $240,564 and accrued interest payable of $163,580.

Net cash used in investing activities during the nine months ended September 30, 2015 was $18,500 comprised of the purchase of property and equipment.  During the nine months ended September 30, 2014, we had no net cash provided by or used in investing activities.

During the nine months ended September 30, 2015, net cash provided by financing activities was $1,658,981, comprised of proceeds from convertible debentures of $1,330,197, proceeds from notes payable of $679,980, and proceeds from stockholder advances of $25,259, partially offset by payments on convertible debentures of $269,850, payments on notes payable of $76,000 and payments on stockholder advances of $30,605.

During the nine months ended September 30, 2014, net cash provided by financing activities was $1,098,302, comprised of proceeds from convertible debentures of $997,235, proceeds from notes payable of $25,000, and proceeds from stockholder advances of $188,500, partially offset by payments on convertible debentures of $107,433 and payments on stockholder advances of $5,000.

We have incurred losses from operations since inception, have limited financial resources, and at September 30, 2015, have a negative working capital position, an accumulated deficit of $29,453,622 and a total stockholders’ deficit of $17,314,278.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of shares of our common stock.  Our working capital deficit, accumulated deficit and total stockholders’ deficit as of September 30, 2015 were materially impacted by our non-cash derivative liability of $12,809,341.

Our primary sources of capital since inception have come from private placement sales of our common stock, the issuance of debt or advances from individuals or institutional investors.  We will be dependent on these sources in the future until our sales increase and stabilize.

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

INDEX

Since inception, we have been significantly dependent on third party funding and capital raised through private placements and through the issuance of convertible debt.  We secured contracts with several large retailers, however, we will continue to be dependent on third party funders until our operations generate sufficient revenue to support our operating expenses.

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

As of September 30, 2015, we had several convertible debentures and related accrued interest payable that were convertible into approximately 2,023,542,000 shares of our common stock.  We had 500,000,000 common shares authorized and 392,677,732 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at September 30, 2015.

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

INDEX

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

INDEX

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

Liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	Level 1	Level 2	Level 3

Derivative liability	$12,809,341	$-	$-	$12,809,341
Convertible debentures	2,056,261	-	-	2,056,261
Current portion of long-term debt	28,900	-	-	28,900
Long-term debt, net of current portion	7,801	-	-	7,801

Total liabilities measured at fair value	$14,902,303	$-	$-	$14,902,303

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

INDEX

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

Other than the matter discussed above, there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INDEX

On November 4, 2014, we were named as a defendant in a civil lawsuit filed by Darling Capital, LLC, (“Darling”) a creditor of ours, in the New York Supreme Court, County of New York.  The plaintiff filed a Motion For Summary Judgment in Lieu of Complaint the same day. The plaintiff alleges, among other things, that we defaulted on our obligations under a Convertible Promissory Note held by Darling. The complaint seeks, among other relief, judgment against us in the amount of $57,627.  A settlement was reached on September 3, 2015 for the sum of $70,000 consisting of four payments with the final payment due on November 20, 2015.  The first payment of $10,000 was made on September 9, 2015.  No other payments have been made.

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

Item 1A.  Risk Factors

As of September 30, 2015, we had several convertible debentures and related accrued interest payable that were convertible into approximately 2,023,542,000 shares of our common stock.  We had 500,000,000 common shares authorized and 392,677,732 common shares issued and outstanding.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During October 2015, we issued convertible debentures (the “Debentures”) totaling $155,750. The Debenture mature on various dates through October 2016 and bear interest at fourteen percent (14%) per annum.  The Debentures is convertible into the Company’s common stock at $0.0025 per share or in accordance with variable prices tied to the market price of the Company’s common stock, subject to certain adjustments described in the debenture agreements.

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

INDEX

Item 3.  Defaults Upon Senior Securities

As indicated in Note 5 to our condensed consolidated financial statements, several of our convertible debentures are delinquent as of September 30, 2015.  We believe we have good relationships with most debenture holders, and continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.

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

ONE WORLD HOLDINGS, INC.

Date: November 19, 2015	By:	/s/ Corinda Joanne Melton
Name: Corinda Joanne Melton
Title: President and Chief Executive Officer

Date: November 19, 2015	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer