Form 10-K
period 2015-12-31
ONE WORLD HOLDINGS, INC.
filed 2016-04-14
CIK 1017616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-[001-13869]

TONNER-ONE WORLD HOLDINGS, INC.

(Formerly One World Holdings, Inc.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐Accelerated filer  ☐

Non-accelerated filer  ☐Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of the Registrant's shares held by non-affiliates as of June 30, 2015 was $1,582,898.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by directors, executive officers and shareholders who beneficially own 10% or more of the registrant's outstanding shares.  This determination of affiliate status is not a determination of affiliate status for other purposes.

As of April 14, 2016, the registrant had 447,410,607 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

TONNER-ONE WORLD HOLDINGS, INC.
(FORMERLY ONE WORLD HOLDINGS, INC.)
ANNUAL REPORT ON FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Cautionary Note Regarding Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this "Annual Report"), which are deemed to be "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that concern matters that involve risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") and are based on our beliefs as well as assumptions made by us using information currently available. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "will," "should" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report, any exhibits to this Annual Report and other public statements we make. Such factors are set forth in the "Business" section, the "Risk Factors" section, the "Legal Proceedings" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Annual Report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law.

PART I

ITEM 1.	BUSINESS.

Corporate History and Background

Tonner-One World Holdings, Inc. (hereinafter sometimes referred to as "One World," "we," "us," "our," etc.) was incorporated in December 1985 under the laws of the State of Nevada under the name "Cape Code Investment Company" and subsequently changed its name to "Cape Code Ventures, Inc."  In 1993, the Company changed its name to "Environmental Safeguards, Inc." and its primary business became the development, production and sale of environmental remediation and recycling technologies and services to waste management companies, oil and gas companies, and other industrial customers through an operating subsidiary.  In January 1997, the Company registered its common stock pursuant to Section 12(g) of the Exchange Act, and the Company became a fully reporting company with the SEC. Following a patent infringement lawsuit and related litigation initiated in July 2002, the Company's operating subsidiary filed for bankruptcy in August 2004 and ceased operations. After the Company failed to remain current in its reports with the SEC, in November 2007 the SEC revoked the Company's registration under Section 12 of the Exchange Act, and the Company ceased to be a reporting company with the SEC.

On July 21, 2011, the Company entered into and closed a Share Exchange Agreement (the "Exchange Agreement") with The One World Doll Project, Inc. ("OWDP"), a Texas corporation, and the OWDP Stockholders.  At closing, the OWDP Stockholders transferred all of their shares of common stock in OWDP to the Company in exchange for an aggregate of 130,013,584 newly issued shares of the common stock of the Company.  Upon closing of this transaction, the Company had 143,577,591 shares of common stock issued and outstanding.  The 130,013,584 shares issued to the OWDP Stockholders at closing represented 90.55% of the Company's voting securities at the time.

As a result of the transactions effected by the Exchange Agreement, at closing (i) OWDP became a wholly owned subsidiary of the Company, (ii) the Company abandoned all of its previous business plans involving environmental remediation and recycling, and (iii) the business of OWDP became the Company's sole business.  OWDP is a development stage company, incorporated under the laws of the State of Texas in January 2011.  It is engaged in the development and production of different lines of multi-cultural dolls.  Descriptions of the Company's business hereinafter refer to the business of OWDP.

On July 15, 2011, the Company changed its name to One World Holdings, Inc. and on July 26, 2011, the Company effected a reverse stock split of the Company's common stock at a split ratio of 1:2.5.  Every two and one-half pre-split shares of common stock, $.001 par value per share, issued and outstanding immediately prior to the stock split were automatically exchanged for one post-split share of common stock, $.0025 par value per share, with any fractional shares resulting from the exchange being rounded up to the nearest whole share.  Accordingly, the number of shares of the Company's common stock issued and outstanding was reduced from 143,577,591 shares to approximately 57,431,036 shares.  Contemporaneous with the reverse stock split, the Company reduced the number of authorized shares of common stock from 250,000,000 shares, par value $.001 per share, to 100,000,000 shares, par value $.0025 per share.

Further, stockholders holding a majority of the voting power of the outstanding voting stock of the Company, as well as the Company's Board of Directors, acted by written consent to approve an amendment to the Company's Articles of Incorporation dated December 30, 2013 to (a) effect a reverse stock split of the Company's common stock by a ratio of one-for-seven hundred fifty (1:750) and (b) reduce the number of authorized shares of common stock from 1,500,000,000 to 50,000,000.  The Financial Industry Regulatory Authority ("FINRA") approved the reverse stock split effective January 13, 2014.

On September 24, 2014, stockholders holding a majority of the voting power of the outstanding voting stock of the Company, as well as the Company's Board of Directors, acted by written consent to approve an amendment to the Company's Articles of Incorporation dated December 30, 2013, to increase the authorized shares of common stock from 50,000,000 to 500,000,000.

On March 3, 2016, the holders with the power to vote more than a majority of the outstanding common stock of the Company approved an amendment to the Company's Articles of Incorporation to effect the authorized share increase in our common stock from 500,000,000 shares to 2,000,000,000 shares of common stock.  The amendment became effective on April 8, 2016.

Also on April 8, 2016, the name of the Company was changed from One World Holdings, Inc. to Tonner-One World Holdings, Inc.

Business Concept

The concept behind the creation of The One World Doll Project is one that is based on a meeting between Trent T. Daniel, founder and consultant of OWDP, and Stacey McBride-Irby, a creator of the So In Style™ line of Barbie® products offered by one of the nation's leading toy and game companies, Mattel.  As a creator of this line of dolls, Stacey McBride-Irby achieved recognition due to the appeal of the So In Style™ dolls.  Mr. Daniel and Ms. McBride-Irby determined that there was a major opening in the market for multi-cultural dolls that were authentic to the varying hair, skin, body and facial features possessed by members of various ethnic communities.  Shortly thereafter, The One World Doll Project Inc. began its entry into the $80 million-a-year market of dolls and stuffed toys manufacturing (source: Dun and Bradstreet Industry Report on Dolls and Stuffed Toys - 2011 Data).  As described above under "Corporate History and Background," The One World Doll Project, Inc. is now the operating subsidiary of One World Holdings, Inc.  The Company maintains a website at oneworlddolls.com. The information on, or that may be accessed through, our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.

The One World Doll Project

The initial concept for the One World Doll Project began with the plan to release a line of mainstream African-American dolls and a line of African-American celebrity dolls aimed at high-end collectors and young pre-teen girls. Currently, the doll market is dominated by two major players, Mattel, Inc. ("Mattel"), which reported 2013 net revenues of $6.48 billion and Hasbro, Inc. ("Hasbro") which reported net revenues of $4.08 billion. While Hasbro is a close competitor to Mattel, it should be noted that a majority of Hasbro's income is generated from non-doll toys such as board games and action figures. The next closest competitor to Mattel and Hasbro is JAKKS Pacific, which reported 2013 net revenues of $632.9 million.  (Financial information for Mattel, Hasbro and JAKKS Pacific may be obtained from each company's annual report, as filed with the SEC).

Due to the size and market domination by Mattel and Hasbro, our strategy for competing is to focus on the African-American and multi-cultural markets which we believe are extremely underrepresented by Mattel and Hasbro. To avoid the "in store" and limited shelf space competition of retail chains, we focus our core sales model on internet and direct sales. By maintaining a web-based sales model, we hope to capture our market of African-American doll buyers through specific advertising and promotions on traditional black media such as BET, TV1, Ebony, Essence and Jet magazines. Our plan is to attempt to reach more mainstream and multi-cultural markets after such time we have captured the African-American market and have the track record and ability to expand our market.

Market Opportunity

We have identified four primary customer segments in the doll market:

1.
Mainstream racially mixed children (including Anglo).  This customer base consists of the approximately 24.3 million children age 6-11 in the United States (based on U.S. Census Bureau, Current Population Reports, using the population released for July 1, 2009).

2.
Black Sorority members.  This customer base consists of over 750,000 African-American sorority members from the four African-American Pan Hellenic Sororities. (Source: Management's belief based on information obtained from sorority websites, including: Delta Sigma Theta; Alpha Kappa Alpha; Sigma Gamma Rho; and Black College Search).

3.	Collectors of African-American celebrity dolls. These customers are typically high net-worth collectors and African-American celebrity enthusiasts.
4.	Celebrities wishing to have a doll designed by Stacey McBride-Irby. We believe that these customers will pay us to produce replica dolls of themselves.

Competition

According to a 2012 industry report on Standard Industrial Classification ("SIC") Code 3942 (Doll and Stuffed Toy manufacturing), there are 492 companies in the United States that fall within the North American Industry Classification System ("NAICS") designation of Doll and Stuffed Toy manufacturing. Of these 492 companies, only 8 reported 2012 sales of more than $5 million and only five of those reported sales of $20 million or more.

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

United States Doll and Stuffed Toy Sales

According to a 2016 report published by NPD Group, a private market research company, doll sales for the year 2015 in the United States were approximately $2.58 billion which is an 8% increase from 2014 doll sales.

Product Description

Our initial line of 12-inch dolls are labeled the "Prettie Girls!" ™, and include four different multi-cultural doll designs, Dahlia, Valencia, Kimani, Lena. Our second line of dolls named "The Prettie Girls! Tween Scene are a 16-inch doll line the Company introduced to the marketplace. These 16 inch dolls represent a younger version of the current Prettie Girls! dolls and also have 2 new additions, Hana (Asian) and Alexie (Caucasian).  Tween Scene Dhara is the younger version of Prettie Girl Dahlia.

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

1.
Developing an online presence for The One World Doll Project, The Prettie Girls! and Tween Scene Dolls. By focusing our core sales on internet and catalog sales, we believe we will be able to capture our market while minimizing the "eye level competition" we would face in the retail stores.

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

The following is an outline of public relations activities the company focused on in 2015.

Marketing Objectives

•	Establish the Company as one of the most significant positive cultural impacts in the doll category.
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

Our success depends heavily upon our design and marketing team's ability to strike the right chord with the 4-12-year-old girl market. We believe that no group talks and shares more than little girls.  Based on feedback we have received from major retailers such as Walmart and Toys R Us, we have created a great product that is appealing to a sizable segment of these retailer's customer base.

The daunting proposition of capitalizing on the opportunity among multi-cultural doll buyers has been undertaken in the past by large toy manufacturers and by small, niche companies.  The rationale for creating similar lines is manifold and immediate.  We believe we are perfectly positioned to succeed for several significant reasons.

First, management believes that there is no substitute for desirable dolls and toys that resonate with children.  The cornerstone of our Company is the product and the ability to wrap that product in an aggressive marketing and message program.  This campaign's success will ultimately be measured by the effect it has on creating a scalable demand for our product.  At the end of the day, this innovative proposition is predicated upon products that stand out in the clutter of a crowded toy market.

Second, Ms. McBride-Irby brings to the Company product design and development experience within the doll industry.  Given the creative and production freedom and platform of One World, Ms. McBride-Irby will be allowed to use her creativity to tap into the body of influence around her likely consumers.

Third, it is management's belief that there is a huge, disaggregated market of toy consumers looking to buy multi-cultural dolls and to communicate racial/cultural self-esteem to their children. Historically, multi-cultural dolls have simply been colorized – white dolls made Black, brown, or yellow. Our dolls will be more authentic and genuine approximations of women from multi-cultural backgrounds.  Assisted by viral and social media, we plan to seek to leverage this market through intensive efforts of marketing directly in platforms and among organizations like churches, fraternities, sororities, civic groups with cultural orientations, and professional groups concerned with advancing specific cultural self-awareness.  Aggregating and expertly messaging individuals and organizations with these sensibilities is a key component of a larger path to success.

Fourth, there is a rising tide of sensibility among non-minority girls to widen the circle of inclusion, reflecting their friends, family, and world.  We seek to be the most effective and efficient mover in this space through our diverse offerings.  Princess Tiana, from Disney Animation's "The Princess and the Frog," established in Christmas 2009 the viability of Disney's ethnic products.  The Princess Tiana product line sold very well with more than 45,000 dolls sold in less than one month. (source: Target Market News, "Merchandise for Disney's 'Princess and the Frog' already a hit at stores," November 18, 2009).

The Tonner-One World story and its emphasis on positive narratives and self-esteem are hallmarks of our marketing strategy.  Where other dolls appeal only to fashion, coolness, and trends, Tonner-One World will marry those elements with multi-cultural awareness.  We believe this will be a very valuable approach that will differentiate us and resonate with our target market.

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

Advertising Costs

Advertising costs are non-direct in nature, and are expensed in the periods in which the advertising takes place.  Advertising expense totaled $568,202 and $366,577 for the years ended December 31, 2015 and 2014, respectively.

Research and Development Costs

The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Research and development costs for the years ended December 31, 2015 and 2014 were $117,315 and $31,884, respectively.

Production and Manufacturing

In spring 2011, we entered the marketplace with  pre-sales of our two Obama 2012 Collectors dolls. This pre-sales initiative was launched to test the response rates to free advertising and related advertising models. For this campaign, the Company only advertised via the free mediums of local and national news and blogs, radio interviews and email campaigns.  Due to production delays, the two collectors dolls were not produced.  The pre-sales proceeds were refunded during second quarter 2013, and we have since focused on producing the five 12-inch fashion dolls and our new line of 16 inch Tween Scene dolls.

In order to produce the highest quality products, to date we have engaged two third party manufacturers in China, Early Light International Ltd. ("Early Light") and HK Youmei Industrial (International) Co., Ltd ("Youmei").   Early Light, which is headquartered in Hong Kong, has more than 25 million square feet of production and warehousing space.   Early Light's client base includes some of the world's biggest toy and game developers including Mattel, Fisher-Price, MGA Entertainment, Lego, Hasbro, Playskool, MTV, Lionel, Disney and many more.   We do not have a formal engagement agreements with Early Light and Youmei, and they will manufacture our dolls on an as-needed basis.

Our costs are consistent with customary industry practices that will include three main costing phases: pre-production, production and post-production.  The pre-production phase is a setup process that involves development of all tools and equipment needed to produce the dolls and their accessories including clothes, shoes, jewelry as well as face painting masks. To date, Early Light has fabricated molds for us to manufacture both the bodies and accessories of our current doll lines.  This process includes making separate molds for each of the body parts, such as the head, torso and legs.  We also have separate molds for each of the different types of accessories, such as purses, jewelry, shoes and stands.  Future molds will be for new accessories and new doll designs, including male body designs.  Our molds and other tooling are developed from high yield metals and synthetics that we believe will yield hundreds of thousands of units before needing replacement. The Company has estimated the yield capacity of the molds by taking into consideration the past experience of management, certain engineering estimates provided by Early Light and other factors.  Additionally, Early Light has warranted our molds for a minimum of 400,000 units. These tools will remain our property but will be stored at the manufacturer's facilities for future use. The second phase, production, includes the actual production, assembly and packaging of the dolls. This process includes testing of the dolls for safety requirements set by the U.S. government, which is the requirement of the manufacturer. The third includes shipping and further safety and hazards testing.

Our third party manufacturers are responsible for securing basic raw materials needed for manufacturing our products. Our manufacturers obtain their materials from their long-term suppliers, and the materials are continually tested to ensure compliance with required specifications.

Trademarks, Copyrights and Patents

Most of our products being sold under trademarks, trade names, and copyrights, and some products may incorporate patented devices or designs. Such intellectual property could become significant assets in that they will provide product recognition.  We are currently seeking intellectual property protection covering our products and we intend to register certain trademarks we hold with the U.S. Patent and Trademark Office during 2015.  Currently, we believe we hold certain common law trademark rights for certain trademarks including "Prettie Girls!" and "The REAL Prettie Girls!", and Tween Scene dolls.   We will use our best efforts to ensure the rights to all intellectual property we may hold are adequately protected, but there can be no assurance that our rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.  We also maintain a website at http://www.oneworlddolls.com. The information on, or that may be accessed through, our website is not incorporated by reference into this annual report and should not be considered a part of this Annual Report.

Government Regulations

Any dolls we sell in the United States will be subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act, and the regulations promulgated pursuant to such statutes. These statutes ban from the market consumer products that fail to comply with applicable product safety regulations. The Consumer Product Safety Commission ("CPSC") may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances.  Similar laws exist in some states and in many international markets.

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

Properties

We lease approximately 2,882 square feet of office space in one building located at 14515 Briar Hills Parkway, Suite 105, Houston, Texas 77077.  The lease currently has a monthly payment of $4,214 and expires in December 2019.  Beginning on December 1, 2016, the monthly payment increases to $4,407, and will increase incrementally through the end of the term.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

Reports to Security Holders

One World Holdings, Inc. is subject to reporting obligations under the Exchange Act. These obligations include an annual report on Form 10-K, with audited financial statements; unaudited quarterly reports; information statements; and proxy statements with regard to annual shareholder meetings. The public may read and copy any materials One World files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Recent Developments

Marketing and Development Agreement

On September 4, 2015, the Company entered into a Joint Marketing and Development Agreement (the "MD Agreement") with Tonner Doll Company, Inc. ("Tonner").  The Company's Chief Executive Officer, Corinda Joanne Melton and co-founder Trent Daniel serve as consultants to Tonner and also are stockholders of Tonner.

The MD Agreement outlines the terms and conditions of the Company's joint marketing and development efforts with Tonner.  The Agreement is for a term of two (2) years, with each party having the right to terminate without cause upon 30 days' notice.  Pursuant to the Agreement, the Company and Tonner will jointly create and market design fashions, sculpts and other doll-related items.  Tonner has agreed to finance up to $2 million towards the development, manufacturing and expansion of the Company's Prettie Girls! Brand.  Tonner will also allow the Company the full use of its library of molds and sculpts for the production of current and future fashion and collector projects.  In return, the Company will pay Tonner five percent (5%) of all purchase orders the Company receives for product developed as a result of the parties' collaboration under the Agreement.

Firefly Agreement

On January 22, 2016, Tonner-One World Inc. ("TOW"), a newly created Texas corporation and wholly owned subsidiary of the Company, entered into an Agency Agreement (the "Firefly Agreement") with Firefly Consumer Products, Inc., of Arnold California ("Firefly").

By way of background, the Company created and formed TOW on January 20, 2016, for the purpose of taking initial steps to begin production of dolls under the combined Tonner-One World banner.  The Company had previously announced a merger agreement between Tonner and the Company's wholly owned subsidiary, The One World Doll Project, Inc., a Texas corporation ("OWDP").  That merger agreement subsequently was terminated by the parties.

Prior to the termination of the merger agreement, as the Company, Tonner, and OWDP continue due diligence and preparation of required financial information, the Company realized the need to take initial steps using the combined Tonner and One World names, prior to the completion of the then-planned merger, and to seek and enter into licensing agreements, marketing agreements and plans. TOW sought to enter into the Agreement as one of the initial steps.

The Firefly Agreement

Pursuant to the Firefly Agreement, TOW appointed Firefly as its exclusive agent throughout the United States to solicit and negotiate license agreements with potential licensees regarding the Prettie Girls! Dolls and the Prettie Girls! Tween Scene Dolls (collectively, the "Dolls"), together with all related intellectual property including names, characters, designs, logos, graphics, trademarks, and other creative elements, images, and materials (collectively, the "Property").  The term of the Agreement runs from January 22, 2016, through January 22, 2017, and may be extended by mutual agreement. Additionally, if Firefly delivers at least three transactions during the initial year of the Agreement's term, the Agreement shall be extended for an additional two years, to run through January 22, 2019.

Pursuant to the Agreement, Firefly has the right to negotiate non-binding licensing proposals with respect to the Dolls and the Property, and to negotiate definitive licensing agreements, subject to the approval of TOW.  Firefly's obligations under the Agreement include:

- Solicitation of potential licensees;
- Negotiation of license agreements;
- Supervision of license and distribution agreements;
- Collection and distribution of licensing revenues;
- Submission of royalty reports; and
- Marketing and merchandising consultation.

For providing these services, Firefly is entitled to receive an Agency Fee, calculated as follows:

-    With respect to licensing deals signed after the date of the Agreement, a fee equal to 35% of all advances, guarantees, and royalties earned; and
- With respect to endorsement deals, a fee equal to 15% of all monies earned.

Pursuant to the Firefly Agreement, Firefly is solely responsible for all costs and expenses incurred in connection with providing the services described above, unless agreed to in advance in writing by TOW.

TOW has the right, but not the obligation, to terminate the Agreement upon certain conditions, including any of the following:

-    A breach by Firefly of any of its undertakings, representations, warranties, or obligations under the Agreement, which has not been remedied within 10 days of written notice by TOW;
- Firefly becomes bankrupt or becomes unable to pay its debts; or
- Firefily abandons or announces that it intends to abandon providing the services under the Firefly Agreement.
Pursuant to the Firefly Agreement, all of the licensed rights, property, intellectual property, and any related rights will belong exclusively to TOW rather than to Firefly, as will any derivative works, including any modifications, alterations, or other changes to the property of TOW.

Pursuant to the Firefly Agreement, Firefly is required to keep complete and accurate books of account and records of expenses and transactions. TOW has the right to examine, audit, and copy the books and records, and this right survives the termination of the Agreement and for two years beyond termination.

The foregoing description of the Firefly Agreement is qualified in its entirety with reference to the entire agreement, which was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on January 29, 2016.

Additional Information

As more fully set forth under the heading entitled "Risk Factors," the Company is subject to governmental regulation and will face additional costs in complying with such regulations.  At this time, the Company does not have an estimate of its annual regulatory compliance costs.

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

As of December 31, 2015, several of our convertible debentures were delinquent.

As of December 31, 2015, several of our convertible debentures were delinquent.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.  However, there can be no assurance that we will be able to negotiate extensions of maturity dates or otherwise cure this default on our debt.

With several of our convertible debentures delinquent, we are subject to material amounts of default interest expense and other penalties.

Several of our delinquent convertible debentures have default interest rates, and we have accrued default interest where applicable.  In addition, we have been unable to complete certain conversions of convertible debentures during the year ended December 31, 2015, pending the increase in the number of authorized shares of our common stock, and have accrued applicable penalties as of December 31, 2015.

We depend on key personnel.

For the foreseeable future, our success will depend largely on management's industry knowledge, marketing skills and relationships with key investors, customer bases, and industry leaders. Should any of these individuals leave the Company, it may have a material adverse effect on our future results of operations.

We will indemnify Management and the members of the Board of Directors.

These key decision-makers will be entitled to indemnification from the Company except in certain circumstances, as more fully set forth in our Articles of Incorporation and Bylaws, as well as the Nevada Revised Statutes.

Stockholders have no right to participate in management of the Company.

Stockholders in the Company will not have the right to participate in the management of the Company or in decisions made by the Management on the Company's behalf.  As a result, stockholders will have almost no control over their investments in the Company or their prospects with respect thereto.

Uncertain economic conditions.

Recent economic events have created uncertainty with respect to the condition of the economy in the United States. Certain economic factors and indicators have suggested that such events have had a substantial negative effect on the economies of the United States.  Furthermore, several industries have experienced financial difficulties.  In addition, there have been material adverse effects on the world's economies caused by illegal activities in the business and accounting professions resulting in significant declines in the United States equity markets.  Other equity markets have been similarly affected.  It is impossible to determine at this time the long-term effects of these events and conditions on the economy. Any negative change in the general economic conditions could adversely affect the financial condition and our operating results. Unforeseen incidents, such as terrorist attacks, corporate fraud or general weakness in the economy, could have a negative impact on the overall economic state of the market in which we intend to market and utilize our products and services.  The Company may experience difficulty in raising additional capital necessary for expenses and growth.

Adequacy of funds for operations or capital expenditures.

To the extent that the Company's expenses increase, unanticipated expenses arise, or capital expenditures are necessary, and accumulated reserves are insufficient to meet such expenses, the Company may be required to obtain cash advances and additional funds through borrowing or additional equity raises, if available.  Such debt and/or equity raises may have a material negative adverse effect on the Company's profitability.

There is substantial doubt about our ability to continue as a going concern.

To date, we have not yet achieved profitable operations and expect to incur losses in the development of our business.  Accordingly, our independent registered public accounting firm has indicated in its report on our consolidated financial statements for the year ended December 31, 2015 that there exists substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management's plan to address our ability to continue as a going concern includes obtaining debt or equity funding from private placement or institutional sources or obtaining loans from financial institutions, where possible.  Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

We operate in a competitive market for doll products and face competitors with greater resources, which may make it more difficult for us to achieve any significant market penetration.

The markets that we serve and intend to serve are consistent yet rapidly evolving, and competition in each is intense and expected to increase significantly in the future. Most of the companies that we compete against have built large and established businesses and have much greater financial and human resources. Some of these competitors include Hasbro, Inc. and Mattel, Inc.  While we believe that we are positioned well within our targeted markets, our relative position in the overall industry will be very small. There can be no assurance that we will be able to similarly build such successful businesses or offer products that are competitive with our competitors' product offerings. Because most of our competitors have substantially greater resources than we do, they may, among other things, be able to undertake more aggressive marketing and pricing strategies, obtain more favorable pricing from vendors and make more attractive offers to strategic partners than we can. Therefore, we may be unable to successfully compete against numerous companies in our target markets.

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

Trends in media, movies, and children's characters change swiftly and contribute to the transience and uncertainty of play preferences.  We will attempt to respond to such trends and developments by modifying, refreshing, extending, and expanding our product offerings whenever possible.  If we do not accurately anticipate trends in popular culture, movies, media, fashion, or technology, our products may not be accepted by children, parents, or families, and our revenues, profitability, and results of operations may be adversely affected.

Our business will be highly seasonal and our operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Any events that disrupt our business during this peak demand time could significantly, adversely and disproportionately affect our business.

Retail sales of toy products are highly seasonal, with a majority of retail sales occurring during the period from September through December.  As a result, our operating results depend, in large part, on sales during the relatively brief traditional holiday season. Our business will be subject to risks associated with the underproduction of popular dolls and the overproduction of dolls that do not match consumer demand.  These risks are magnified during the holiday season. We believe that the increase in "last minute" shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season. These factors may decrease sales or increase the risks that we may not be able to meet demand for certain products at peak demand times or that our inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

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

We have engaged third-party manufacturers to manufacture our initial inventory of dolls.  In the future, we may depend on multiple third-party manufacturers.  Our manufacturers will develop, provide and use the tools, dies and molds that we own to manufacture our products.  We have limited control, however, over the manufacturing processes themselves.  As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

We do not have a long-term contract with our existing manufacturers or any other third-party manufacturers. Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we lost our relationship with our manufacturers or any future manufacturers or suppliers.  Any problems with manufacturers' or suppliers' operations, including problems with sea or air transportation, could adversely affect our business, even if the disruption in operations lasted for a relatively short period of time.

Our tools, dies and molds are and will be located at the facilities of our third-party manufacturers. The molds and tooling can be shipped or transferred as needed if we should ever choose to use a different manufacturer.  This arrangement creates the potential risk that our equipment could be lost, damaged or stolen during such transfer, and/or the manufacturers could potentially be unwilling or unable to ship our equipment per our instructions.

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

Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to medical, political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States against a class of products imported by us from, or the loss of "normal trade relations" status by China, could significantly increase our cost of products imported from that nation. Because of the importance of our international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

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

As of the date of this Annual Report, our executive officers and directors collectively and beneficially own approximately 58% of our voting stock.  This concentration of voting control gives affiliates substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders.  It could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company.  This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting.  These assessments include disclosure of identified material weaknesses in our internal control over financial reporting.  Testing and maintaining internal control over financial reporting involve significant costs and could divert management's attention from other matters that are important to our business.  Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our consolidated financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common stock.

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

The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets.  Broad market and industry factors may seriously affect the market price of companies' stock, including ours, regardless of actual operating performance.

The Company may not be able to attract the attention of brokerage firms.

Due to the Company's history, securities analysts of brokerage firms may not provide coverage of the Company.   No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future, should the need arise.

Our common stock may not be eligible for listing on a national securities exchange.

Our common stock is not currently listed on a national securities exchange, and we do not currently meet the initial quantitative listing standards of a national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing.  Our common stock is currently quoted on the OTC Markets and, until our common stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the OTC Markets, another over-the-counter quotation system, or in the "pink sheets."  In these venues, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital in the future.

The Company's common stock may be considered "a penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock is likely to be less than $5.00 per share and, therefore, may be designated as a "penny stock" according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

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

This Annual Report contains certain forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors" discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Annual Report will, in fact, transpire.  Any negative change in the factors listed above could adversely affect the financial condition and operating results of the Company and its products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We lease approximately 2,882 square feet of office space in one building located at 14515 Briar Hills Parkway, Suite 105, Houston, Texas 77077.  The lease currently has a monthly payment of $4,214 and expires in December 2019.  Beginning on December 1, 2016, the monthly payment increases to $4,407, and will increase incrementally through the end of the term.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 3.	LEGAL PROCEEDINGS.

Except as set forth herein, we are not a party to any material legal proceedings, nor have any material proceedings been terminated during the fiscal year ended December 31, 2015.

On November 4, 2014, we were named as a defendant in a civil lawsuit filed by Darling Capital, LLC, ("Darling") a creditor of ours, in the New York Supreme Court, County of New York.  The plaintiff filed a Motion For Summary Judgment in Lieu of Complaint the same day. The plaintiff alleges, among other things, that we defaulted on our obligations under a Convertible Promissory Note held by Darling. The complaint seeks, among other relief, judgment against us in the amount of $57,627.  A settlement was reached on September 3, 2015, for the sum of $70,000, consisting of four payments with the final payment due on November 20, 2015.  The first payment of $10,000 was made on September 9, 2015.  No other payments have been made.

On December 3, 2014, WHC Capital, LLC filed a complaint against the Company, requesting $416,000 and alleging the Company's breach of contract and failure to deliver 22,545,900 shares of common stock pursuant to requested conversions of two promissory notes totaling $65,403.  On September 9, 2015, both parties agreed to a settlement of $130,000 in the form of seven payments.  There are currently two remaining payments due under the agreement.

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

As of December 31, 2015, several of our convertible debentures were delinquent.  We believe we have good relationships with the debenture holders, and continue to have discussions with them regarding the extension of maturity dates.  However, there can be no assurance that we will be able to negotiate extensions of maturity dates or otherwise cure this default on our debt.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted under the symbol OWOO on the OTC Markets and, during much of 2015 and 2014, there was limited trading of our shares.  The trading price of our shares may not necessarily be indicative of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTCMarkets.com.  These prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.
	High	Low

Year Ended December 31, 2014
4th Quarter	$0.188	$0.0011
3rd Quarter	0.419	0.0100
2nd Quarter	0.179	0.0150
1st Quarter	1.000	0.0300

Year Ended December 31, 2015
4th Quarter	$0.0087	$0.0041
3rd Quarter	0.012	0.0027
2nd Quarter	0.0097	0.0016
1st Quarter	0.0098	0.0008

Increase in Number of Authorized Shares

On March 3, 2016, the holders with the power to vote more than a majority of the outstanding common stock of the Company approved an amendment to the Company's Articles of Incorporation to effect an authorized share increase in our common stock from 500,000,000 shares to 2,000,000,000 shares of common stock.  The amendment became effective on April 8, 2016.

Stock Warrants and Options

On May 12, 2014, the Board of Directors of the Company adopted and approved the One World Holdings Inc. 2014 Stock Option and Stock Award Plan (the "Plan").  Also, the holders of a majority of the Company's outstanding common stock voted to approve and authorize adoption of the Plan.  A total of 2,000,000 shares of our common stock are available for issuance under the Plan.  Under the Plan, we may issue options, including incentive stock options and non-statutory stock options, restricted stock grants, or stock appreciation rights.  Awards under the Plan may be granted to employees, consultants, directors and individuals who meet the requirements defined in the Plan.  No options have been granted under the Plan.

During the year ended December 31, 2014, in connection with the issuance of a convertible debenture, we issued warrants to purchase 1,977,267 shares of our common stock to a lender.  The warrants are exercisable for a period of five years at an exercise price of $0.06 per share, with certain adjustments to the exercise price for lower conversion prices or option or warrant exercise prices granted after the effective date of the warrants.

During the year ended December 31, 2014, we issued options to purchase 3,000,000 shares of our common stock to a consultant.  The options are exercisable for a period of five years at an exercise price of $0.01 per share.

We did not issue any warrants or stock options during the year ended December 31, 2015.

The following table presents information concerning outstanding stock options and warrants issued by us as of December 31, 2015.

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
____________

(1) Includes 1,977,267 shares issuable upon exercise of warrants issued to a lender and 3,000,000 shares issuable upon exercise of stock options issued to a consultant.
(2) Includes 2,000,000 shares available under the One World Holdings Inc. 2014 Stock Option and Stock Award Plan.

In addition to the stock warrants and options, as of December 31, 2015, we had several convertible debentures and related accrued interest payable that are convertible into shares of our common stock at the various conversion prices per share, including several debentures with defined variable conversion prices tied to the market price of our common stock.  We also have certain accrued liabilities for services and other obligations that are payable in shares of our common stock.

Holders

As of April 14, 2016, we had a total of 447,410,607 common shares outstanding and there were approximately 258 holders of record of our common stock.

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

Insufficient Number of Authorized Common Shares

At December 31, 2015, the convertible debentures and related accrued interest payable were convertible into approximately 2,496,336,000 shares of our common stock.  Notwithstanding the increase in the number of authorized common shares, based on the assumptions used to estimate the fair value of the derivative liability at December 31, 2015, and assuming all lenders converted the notes payable at the December 31, 2015 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

Unregistered Sales of Equity Securities

During the fourth quarter ended December 31, 2015, we issued a total of 29,447,273 unregistered shares of our common stock to lenders underlying convertible debt, pursuant to convertible debentures (each a "Debenture" and collectively the "Debentures") of $66,000 and accrued interest payable of $1,278.

Since December 31, 2015 through the date of this Annual Report, we have issued at total of 25,285,602 unregistered shares of our common stock to lenders underlying convertible debt pursuant to convertible debentures (collectively with the aforementioned Debentures, the "Debentures") of $39,000 and accrued interest payable of $1,355. The maturity dates of the Debentures range from six months to two years from issuance and bear interest at rates ranging from 5% to 22% per annum.  The Debentures are convertible into the Company's common stock at rates ranging from $0.00025 per share through $30.00 per share, with several of the Debentures having a conversion rate based on a defined discount on the ten or twenty-day trading average of the Company's common stock prior to conversion.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.  All investors represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities.  We made available to each investor disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) had not been registered under the Securities Act and could not be sold or otherwise transferred without an effective registration or an exemption therefrom.

Repurchases

During the fiscal year ended December 31, 2015, we did not repurchase any of our securities.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in this Annual Report on 10-K, references to the "Company," "Tonner-One World," "TOW," "we," "our" or "us" refer to Tonner-One World Holdings, Inc., unless the context otherwise indicates.

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

The information contained in this Annual Report, including the information set forth under the heading "Risk Factors", identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements.  Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate.  In light of the significant uncertainties inherent in the forward-looking statements that are included in this Annual Report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

General

Tonner-One World Holdings, Inc. ("Holdings"), a Nevada Corporation, formerly known as Environmental Safeguards, Inc.), is a Houston-based company that recently released a line of mainstream multicultural dolls aimed at high-end collectors and young pre-teen girls.  Our operations are conducted through our wholly owned subsidiary, The One World Doll Project, Inc., a Texas Corporation ("OWDPI").  In this discussion Holdings and OWDPI are collectively referred to as "One World" or "Company."  We commenced sales in October 2013.  Through the year ended December 31, 2015, we focused on direct sales and Internet sales and did not require a storefront for operations.  Manufacturing of our dolls is outsourced to a physical plant facility in the People's Republic of China owned by a third-party manufacturer we have selected.  We have purchased the requisite molds and equipment to manufacture our dolls and their accessories.  Warehousing of our merchandise inventories and fulfillment of orders here in the United States will be handled by a third-party center in Houston, Texas.  We also may have our manufacturer ship dolls directly to our major retail customers.

Going Concern Uncertainty

The Company has incurred operating losses since inception, only recently began sales of its dolls, and has limited financial resources and a working capital deficit of $17,573,313 at December 31, 2015.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $29,932,153 and a total stockholders' deficit of $17,577,515, at December 31, 2015. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management's plans to address the Company's continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

We had total sales of $898,436 and $109,520 for the years ended December 31, 2015 and 2014, respectively. The sales of our dolls are seasonal, with lower sales levels expected for the first few months of each calendar year.  The increase in sales in 2015 is due to the successful introduction of our new line of Tween Scene dolls.  Substantially all of the sales in the current year are from orders from a major retailer and substantially all accounts receivable from this major retailer were collected in November 2015.  We believe sales in 2016 will continue to increase for seasonal buying and for our new line of Tween Scene dolls.

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Low levels of sales or promotional pricing of our dolls can result in fluctuations in our gross margin in any particular period.  Cost of sales for the years ended December 31, 2015 and 2014 was $769,208 and $84,661, respectively.  The increase in cost of sales in 2015 is due to primarily to the increased volume of sales of dolls discussed above.

Operating Expenses

Our selling, general and administrative expenses decreased $1,901,288 to $2,273,616 in the year ended December 31, 2015 from $4,174,904 in the year ended December 31, 2014.  The decrease in these expenses in 2015 is primarily due to a decrease in compensation expense paid in shares of our common stock, partially offset by an increase in sales and marketing expenses related to our new line of Tween Scene dolls.  We have hired several consultants from time to time to help us establish and market the Company and our products.  In addition, a substantial portion of the compensation paid to officers and directors has been in shares of our common stock, which we have valued at current market prices.  Certain consultants have consulting agreements that provided for share issuances, which shares were issued at the inception of the agreements.  Accordingly, the compensation based on the current market prices of the shares issued is recognized over the life of the consulting agreements.

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

We reported a $150,000 loss on impairment of assets for the year ended December 31, 2015 as a result of our recording a $150,000 reserve for obsolete inventories at December 31, 2015.  We did not report a loss on impairment for the year ended December 31, 2014.

Our research and development expenses were $117,315 and $31,884 for the years ended December 31, 2015 and 2014, respectively.  Research and development expenses increased in 2015 as we completed the design and manufacturing processes for our new line of Tween Scene dolls.

Depreciation expense is currently not material to our operations.  Currently, our only depreciable assets are molds and equipment to manufacture our dolls and their accessories.  Depreciation expense was $15,542 and $14,000 for the years ended December 31, 2015 and 2014, respectively.

Other Income (Expense)

Our other expense is comprised of interest expense, gains or losses associated with accounting for the change in our derivative liability calculated for the variable conversion feature of certain of our convertible debentures, gains or losses on recording certain obligations payable in shares of our common stock, and for the gain or loss on debt settlement calculated upon conversion of debt to shares of our common stock.  Our interest expense also includes the amortization of debt discount calculated at the inception of the convertible debentures and recorded with the related derivative liability.

Interest expense increased to $2,721,203 in the year ended December 31, 2015 from $1,622,701 in the year ended December 31, 2014. This increase is due primarily to the amortization of debt discount and additional interest expense on new indebtedness.

Loss on derivative liability was $8,270,845 for the year ended December 31, 2015 compared to a loss of $524,999 for the year ended December 31, 2014.  The gain or loss on derivative liability will fluctuate each period depending on the market price of our common stock, volatility, conversion prices, and other valuation inputs, and the fluctuation may be material.

During the year ended December 31, 2015, we reported a gain on debt payable in shares of $47,057.  Certain obligations payable in our common stock for consulting services and debt conversions not completed are recorded at the market vale of the shares of our common stock to be issued.  At each report date, we re-measure the market value of the our common stock to be issued, recording a gain or loss on debt payable in shares.

We reported a gain on debt settlement of $101,825 for the year ended December 31, 2015 and a loss on debt conversion for the year ended December 31, 2015.  The gain or loss on debt settlement results from issuing our common shares in conversion of debt and eliminating corresponding derivative liabilities and debt discount.  The gain or loss on debt settlement will fluctuate each period depending on the amount of debt settled through conversion to common stock, the market price of our common stock, volatility, conversion prices, and other valuation inputs, and the fluctuation may be material.

Net Loss

As a result of the factors discussed above, our net loss increased to $13,270,411 for the year ended December 31, 2015 from $6,935,934 for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $65,905, including cash of $5,932, accounts receivable of $3,022, inventories of $20,785 and prepaid expenses totaling $36,166.

We had total current liabilities of $17,639,218 and a working capital deficit of $17,573,313 at December 31, 2015.  In addition, we had accumulated losses from inception of $29,932,153 and had a total stockholders' deficit of $17,577,515 at December 31, 2015.  Our working capital deficit, accumulated deficit and total stockholders' deficit as of December 31, 2015 were materially impacted by our non-cash derivative liability of $10,852,906.

We do not have sufficient cash at December 31, 2015 to fund future operations. Until our sales increase and stabilize, we will continue to rely on cash provided by financing activities primarily in the form of convertible debentures, notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Net cash used in operating activities was $1,702,134 for the year ended December 31, 2015 as a result of our net loss of $13,270,411 and non-cash gains totaling $148,882, partially offset by non-cash expenses totaling $9,951,224, decreases in accounts receivable of $6,118, inventories of $18,449 and prepaid expenses and other current assets of $44,980, and increases in accounts payable and accrued expenses of $648,053 and accrued interest and penalties payable of $1,048,335.

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

Net cash used in investing activities for the year ended December 31, 2015 was $18,500 comprised of the purchase of property and equipment.  During the year ended December 31, 2014, we had no net cash provided by or used in investing activities.

During the year ended December 31, 2015, net cash provided by financing activities was $1,725,962, comprised of proceeds from convertible debentures of $1,675,947, proceeds from notes payable of $927,980, and proceeds from stockholder advances of $36,042, partially offset by payments on convertible debentures of $286,395, payments on notes payable of $578,507 and payments on stockholder advances of $49,105.

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

We have incurred losses from operations since inception, have limited financial resources, and at December 31, 2015, had a negative working capital position and a total stockholders' deficit of $17,577,515.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, the majority of management and consulting costs have been paid through the issuance of shares of our common stock.

We believe that our operating expenses may increase over the next 12 months and estimate that our capital requirements for the next 12 months may approximate $2.0 million.  Our estimated capital requirements include manufacturing costs, marketing, public relations, and general and administrative expenses.  We anticipate meeting our capital requirements by raising funds through a combination of private placements of our common stock and/or issuances of convertible notes payable to private investors.  We currently depend primarily on in-kind arrangements and proceeds from the sale of convertible debentures for our month-to-month capital needs.

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

At December 31, 2015, the convertible debentures and related accrued interest payable were convertible into approximately 2,496,336,000 shares of our common stock.  Notwithstanding the recent increase in the number of authorized common shares, based on the assumptions used to estimate the fair value of the derivative liability at December 31, 2015 and assuming all lenders convert the notes payable at the December 31, 2015 conversion prices, the Company would have had insufficient authorized shares of common stock to complete the debt conversions.

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

Inventories

Inventories, consisting primarily of dolls manufactured for resale, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  The reserve was $150,000 and $0 as of December 31, 2015 and 2014, respectively.  We currently purchase all inventories from a limited number of foreign suppliers, and are dependent on those suppliers for substantially all merchandise inventory purchases since we commenced operations.

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

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.

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

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014 and 2013:

	Total	Level 1	Level 2	Level 3
December 31, 2015:
Derivative liability	$10,852,906	$-	$-	$10,852,906
Convertible debentures	2,387,981	-	-	2,387,981
Current portion of long-term debt	29,409			29,409
Long-term debt	62,361			62,361

Total liabilities measured at fair value	$13,332,657	$-	$-	$13,332,657

December 31, 2014:
Derivative liability	$2,718,652	$-	$-	$2,718,652
Convertible debentures	1,359,680	-	-	1,359,680
Current portion of long-term debt	22,598			22,598
Long-term debt	9,800			9,800

Total liabilities measured at fair value	$4,110,730	$-	$-	$4,110,730

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

Since we had no dilutive effect of stock options and warrants for the years ended December 31, 2015 and 2014, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory."  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory.  For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.
In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs."  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)".  ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our consolidated financial statements

Off Balance Sheet Commitments

We lease approximately 2,882 square feet of office space in one building located at 14515 Briar Hills Parkway, Suite 105, Houston, Texas 77077.  The lease currently has a monthly payment of $4,214 and expires in December 2019.  Beginning on December 1, 2015, the monthly payment increased to $4,407, and will increase incrementally through the end of the term.  We expect that the current leased premises will be satisfactory until the future growth of our business operations necessitates an increase in office space.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 4, 2016 (the "Resignation Date"), HJ & Associates, LLC ("HJ"), resigned as the independent registered public accounting firm for the Company.  The resignation of HJ was the result of the recent acquisition of HJ by Haynie & Company CPAs ("Haynie"), which was effective January 1, 2016, and not due to any disagreement between the Company and HJ.

The reports of HJ on the Company's consolidated financial statements for the two most recent years ended December 31, 2014 and 2013, did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2014 and 2013, and through the Resignation Date, there were (i) no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of HJ, would have caused HJ to make reference thereto in their reports on the consolidated financial statements for the years ended December 31, 2014 or 2013, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

HJ furnished the Company with a letter addressed to the Securities and Exchange Commission stating whether or not HJ agrees with the above statements.  A copy of such letter, dated January 8, 2016, is included as Exhibit 16.1.

On January 8, 2016, the Company engaged Haynie as its new independent registered public accounting firm. The appointment of Haynie as the Company's independent registered public accounting firm was approved unanimously by the Company's board of directors.

During the Company's two most recent fiscal years and in the subsequent interim period through the Resignation Date, the Company has not consulted with Haynie regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Haynie concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were not effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the periods specified.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2015, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

We continue to operate with a limited number of accounting and financial personnel. Although we retain the services of a contract Chief Financial Officer, we have been unable to implement proper segregation of duties over certain accounting and financial reporting processes, including review procedures for key accounting schedules and timely and proper documentation of material transactions and agreements.  We believe these control deficiencies represent material weaknesses in internal control over financial reporting.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the matter discussed above, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our Directors and executive officers.

Name	Age	Position(s) and Office(s)
Corinda Joanne Melton	59	Chief Executive Officer and Director
Stacey McBride-Irby	41	Chief Product Development Officer and Director
Dennis P. Gauger	64	Chief Financial Officer
Wilma Delaney	70	Director

Below is certain biographical information of our officers and directors:

Corinda Joanne Melton
Chief Executive Officer and Director

Corinda Joanne Melton has served as our Chief Executive Officer and Director since July 2011, and as the Chief Executive Officer of our operating subsidiary, OWDP, since its incorporation in January 2011.  She is responsible for managing the Company and its vision.  She is an established entrepreneur with over 22 years of management experience in the banking, product, and services industries.  She held management positions at various banks from 1978 to 1988, where she was responsible for hiring, training and developing employees.  In addition, from October 1988 to January 2002, she was employed by JP Morgan Chase Bank ("Chase") where she started as a Commercial Loans Note Teller and was promoted to management within four months.  During her career at Chase she was extremely successful in automating manual processes and streamlining job functions resulting in fewer employees needed to perform a variety of job duties.  As a result of her success, she was promoted to Division Manager of Commercial Loan Collateral Services, a Senior Management position.

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

Joanne has over 25 years of operations experience and banking including 14 years in management. In addition she has over 11 years' experience managing and operating private businesses as an entrepreneur.  We believe this qualifies her to be a member of our Board.

Stacey McBride-Irby
Chief Product Development Officer and Director

Stacey McBride-Irby has served as our Chief Product Development Officer and Director since July 2011, and as the Chief Product Development Officer of our operating subsidiary, OWDP, since February 2011.  Prior to this, Stacey was a Project Designer for Mattel, Inc., having been with Mattel for 15 years until January 2011.  While with Mattel, she created the So In Style™ line of African-American Barbies which were released in 2009.  The So In Style™ Barbie collection consists of dolls that come in a variety of skin hues with a fuller nose and lips, distinctive cheekbones and different hair colors and textures.  The collection includes ten different characters and are sold all across the United States at such retailers as Target, Toys 'R' Us and Wal-Mart.  Stacey has designed the sorority Barbie™, celebrating the centennial year of Alpha Kappa Alpha, the first African-American Greek Sorority, founded in 1908 at Howard University in Washington, D.C.  She also designed a one of a kind take on the 1980's Black Barbie™, as well as some of the 2010 Barbie™ career dolls, including Pet Vet Barbie™, Rock Star Barbie™ and Bride Barbie™.

Stacey has been interviewed for magazine and newspaper articles such as Ebony, Essence, Heart & Soul, LA's Beauty Beat, Upscale, Chicago Sun Times and Daily Breeze, and has appeared on the front cover of Wall Street Journal Personal newspaper.  The So In Style™ dolls have been featured in Barbie™ and Jet magazine.  Stacey has made TV appearances, including CNN Prime News with Richelle Carey on BET's My Black is Beautiful, Episode 1:  Celebration of Black Beauty.  Further, she has been a guest on talk radio shows which include The Tavis Smiley Show, New Day Talk Radio: In the Know, WHUR with Harold Fisher, and NPR "Tell Me More" in Washington, D.C.  There have also been several online interviews with Stacey for BlackNews.com, Dolls of Color, Talking with Tami and Italian Vogue.

We believe Stacey is a good fit for the Board based on her 15 years of experience in the doll industry with Mattel, including her experience working closely with product developers and manufacturers.  Her ability to advise the Board on the Company's product designs is a valuable asset.

Dennis P. Gauger
Chief Financial Officer

Dennis P. Gauger, Certified Public Accountant, was appointed as our Chief Financial Officer effective January 1, 2014.  He has over 39 years of professional experience, providing a variety of businesses, their owners and management timely, expert financial management, accounting, consulting and SEC compliance services. Prior to starting his own firm in May 1998, Dennis served in three offices of an international "Big Four" accounting firm, including 9 years as an accounting and auditing partner and 10 years in that firm's emerging business services division. He has experience in a variety of industries including: manufacturing, high technology, software, aviation, retail and distribution, financial services, hospitality and gaming, food services, mining, telecommunications, medical devices and real estate.

Dennis has served as a full-time chief financial officer ("CFO") and as a part-time contract financial executive, compliance and business consultant to mature and emerging businesses in a variety of industries. This "hands on" financial management experience, coupled with years of serving clients in an international firm, uniquely qualifies him to understand a company's operational challenges and to expertly meet its accounting, financial reporting, and regulatory compliance needs. Companies that engage his services rely on competent advice and timely, responsive service.

Dennis has focused on serving Securities and Exchange Commission ("SEC") reporting companies and has served as a full-time and part-time contract Chief Financial Officer for several public companies. In that role, he has been responsible for financial reporting and regulatory compliance, working in tandem with outside auditors and securities counsel. This "hands on" technical experience includes preparing financial statements and related disclosures and writing all sections of SEC periodic reports. He also provides input to and strengthens a public company's Sarbanes-Oxley compliance procedures and the internal controls of the accounting department. He has also provided assistance to boards of directors and audit committees of public companies in meeting corporate governance requirements of stock exchanges and the SEC. He has consulted with boards in organizing board committees, attending and preparing minutes of board meetings, and planning for and conducting annual shareholder meetings.

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

Since retiring in 2002 from the Dow Chemical Company, Wilma has been active on various boards of directors, including The Mickey Leland National Urban Air Toxics Research Center where she was appointed by President George W. Bush.  Wilma has also given her time and talent to enhance those less fortunate by doing charitable work with various community and volunteer organizations.

Several of Wilma's Professional Activities include:

•	Presidential appointee to the Board of Directors of the Mickey Leland National Urban Air Toxics Research Center under both the Bush and Obama administrations.
•	Member of the US-South Africa Bi-National Commission's Environmental Management and
•	Pollution Working Group, meeting in Johannesburg, South Africa.
•	Member of EPA's NACEPT Advisory Committee.
•	Member of Presidential Rank Awards Review Board.
•	Member of Michigan Natural Resources and Environmental Leadership Institute.
•	Member of the State of Michigan Delegation Study Tour of Solids Waste Management – inspecting facilities throughout six European countries.
•	Chairman of the American Red Cross Board of Directors for Midland County Michigan.
•	Appointed by the Governor of Michigan to the Science Group of the Michigan Related Risk Assessment Project.
•	Member of President Clinton's Council on Sustainable Development.
•	Member of the Board of Regents for Prairie View A&M University.

Wilma graduated from Prairie View A&M with a Bachelor's of Science Degree in Chemistry.  Wilma is the sister of Corinda Joanne Melton, our Chief Executive Officer and Director.

We believe Wilma's experience in environmental, health and safety in a manufacturing environment, as well as her public policy experience, make her a good fit for the Board.

On January 29, 2016, Robert Hines tendered his formal resignation as a Director.  Mr. Hines had served as a member of the Company's Board of Directors since 2011.

Independence of Directors

We currently do not have any independent Directors on our Board.  The definition of "independent" used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.  We are not required to maintain any independent Directors at this time.  Furthermore, the OTC Markets, where we hope to quote our common stock does not require that quoted companies maintain independent Directors.  We will seek to appoint additional independent Directors, if and when we are required to do so.

Indemnification of Officers and Directors

Chapter 78 of the Nevada Revised Statutes ("NRS") provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. NRS Chapter 78 further provides that a corporation similarly may indemnify any such person serving in any such capacity who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit if he is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged, after exhaustion of all appeals, to be liable to the corporation unless and only to the extent that the court or other court of competent jurisdiction in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court or other court of competent jurisdiction shall deem proper.  To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, the corporation shall indemnify him or her against expenses, including attorneys' fees, actually and reasonably incurred by him or her in connection with the defense.

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

Family Relationships

Wilma Delaney, director, is the sister of our Chief Executive Officer, Corinda Joanne Melton.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in Item 13, "Certain Relationships and Related Transactions, and Director Independence," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is currently composed of three members: Corinda Joanne Melton, Stacey McBride-Irby and Wilma Delaney.  We currently do not have a nominating committee, a compensation committee, or an audit committee.

Audit Committee and Audit Committee Financial Expert

We have no audit committee at this time.  We have not adopted an Audit Committee charter. We intend to create an audit committee to perform functions including:  (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication.  Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.  As of the date of this Annual Report, we had no one who qualified as an audit committee financial expert.

Board Meetings

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board's decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent.

Code of Ethics

We currently have not adopted a code of ethics due to our limited size and operations. We have considered adopting a Code of Business Conduct and Ethics (the "Code") in the past. We expect to adopt such a Code or something similar in the future. We anticipate that the purpose of such a Code will be to assist the Company and its employees, officers and directors with the Company's goals of conducting its business and affairs in accordance with applicable laws, rules and regulations and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. The Company expects that any consultants or other service providers it retains will adhere to such a Code.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2015, or written representations from certain reporting persons, we believe all of our directors, executive officers and 10% holders have met all applicable filing requirements.

Option Plans

On May 12, 2014, the Board of Directors of the Company adopted and approved the One World Holdings Inc. 2014 Stock Option and Stock Award Plan (the "Plan").  Also, the holders of a majority of the Company's outstanding common stock voted to approve and authorize adoption of the Plan.  A total of 2,000,000 shares of our common stock are available for issuance under the Plan.  Under the Plan, we may issue options, including incentive stock options and non-statutory stock options, restricted stock grants, or stock appreciation rights.  Awards under the Plan may be granted to employees, consultants, directors and individuals who meet the requirements defined in the Plan.  No options have been granted under the Plan.

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION

Through December 31, 2015, we have not provided retirement benefits or severance or change of control benefits to Corinda Joanne Melton, Stacey McBride-Irby and Dennis P. Gauger, our "Named Executive Officers."

The following table provides summary information for the years ended December 31, 2015 and 2014, concerning cash and non-cash compensation paid or accrued to or on behalf of all Directors and certain executive officers.

Summary Compensation Table

The following table discloses the compensation received in each of the last two fiscal years by (i) our Chief Executive Officer of the Company, (ii) our Chief Financial Officer, and (iii) our Chief Product Development Officer and Director.

Name and Principal Position	Year	Salary ($)	Bonuses and Commissions ($)	Stock Awards ($)(4)	Option / Warrant Awards ($)	All Other Compensation ($)(5)	Total ($)
Corinda Joanne Melton (1)	2015	150,000	-	-	-	-	150,000
Chief Executive Officer and President	2014	150,000	-	429,570	-	-	579,570
Dennis P. Gauger (2) Chief Financial Officer	2015 2014	- -	- -	65,000 119,880	- -	69,000 48,000	134,000 167,880
Stacey McBride-Irby (3)	2015	132,000	-	-	-	-	132,000
Chief Product Development Officer and Director	2014	132,000	-	399,600	-	-	531,600

________________
(1) Ms. Melton was appointed as Chief Executive Officer and Director in July 2011.  Accrued and unpaid salary due Ms. Melton as of December 31, 2015 and 2014 was $197,593 and $183,129, respectively.

(2) Mr. Gauger was appointed as Chief Financial Officer on a part-time, contract basis, effective January 1, 2014.  Accrued and unpaid compensation due Mr. Gauger as of December 31, 2015 and 2014 was $0 and $5,000, respectively.

(3) Ms. McBride-Irby was appointed as Chief Product Development Officer and Director in July 2011.  Accrued and unpaid salary due Ms. McBride-Irby as of December 31, 2015 and 2014 was $342,516 and $271,849, respectively.

(4) The $65,000 contract compensation for 2015 payable to Mr. Gauger in shares of our common stock remains outstanding. The amounts for 2014 reflect the grant date market value of 4,300,000 shares of our common stock granted to Ms. Melton, 1,200,000 shares of our common stock granted to Mr. Gauger, and 4,000,000 shares of our common stock granted to Ms. McBride-Irby in 2014 in accordance with FASB Accounting Standards Codification ("ASC") Topic 718.

(5) Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  The amounts for Mr. Gauger in 2015 and 2014 represent independent contractor fees.

Board of Directors Compensation

The following table sets forth summary information concerning the compensation we paid to Directors during the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Wilma Delaney	5,000	-	-	-	-	-	5,000

Robert Hines	-	-	-	-	-	-	-

Current Levels of Executive Compensation and Employment Agreements

Currently we have three executive officers, Corinda Joanne Melton, our Chief Executive Officer, Stacey McBride-Irby, our Chief Product Development Officer, and Dennis P. Gauger, our Chief Financial Officer.

In October 2011, we entered into employment agreements with Ms. Melton and Ms. McBride-Irby.  Pursuant to the agreements, Ms. Melton receives an annual base salary of $150,000, and Ms. McBride-Irby receives an annual base salary of $132,000.  The term of both agreements ended on April 1, 2014 and automatically renewed on a month-to-month basis.  If adequate cash is not available to pay the salaries of Ms. Melton and Ms. McBride-Irby at the end of any month, their respective salaries will accrue until such time as adequate cash is available. Both employment agreements provide, however, that if the executive terminates her employment for good reason or the Company terminates the executive's employment without cause, the executive will be entitled to receive in one lump sum payment the full remaining amount under the term of the agreement to which she would have been entitled had the agreement not been terminated.

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

Effective January 1, 2015, we entered into an Amended Independent Contractor Agreement with Mr. Gauger for his services as Chief Financial Officer.  The agreement has a term of one year, unless terminated by either party upon thirty days written notice.  We were obligated to pay Mr. Gauger annual compensation in 2015 of $134,000, $65,000 paid in our common stock and $69,000 cash compensation.  The cash compensation was payable $5,000 per month for the first three months and $6,000 per month for the next nine months.  The $65,000 payable in our common stock remains outstanding.  Mr. Gauger is also eligible to participate in any stock options or other benefits that may be established in the future for our executive officers.

Effective January 1, 2016, we have paid cash compensation to Mr. Gauger of $6,000 per month.

Current Compensation of Directors

At present, the Company does not pay its Directors for attending meetings of the Board of Directors, nor does it have a standard arrangement pursuant to which Directors of the Company are compensated for any services provided as a Director.

During 2015, Ms. Delaney was compensated in cash of $5,000.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth certain information regarding the beneficial ownership of our common stock as of April 7, 2015, by (i) each current director; (ii) each executive officer named in the summary compensation table included herein who was serving as an executive officer at the end of the 2015 fiscal year; (iii) all of our current directors and executive officers as a group; and (iv) each person who is known by us to be a beneficial owner of five percent or more of our any class of our voting securities.

Name(4)	Title of Class of Stock (1)(2)(3)	Shares Beneficially Owned	Percentage of Outstanding Stock of Respective Class	Percentage of Aggregate Voting Power of Common, Series AA and Series BB

Officers and Directors:

Corinda Joanne Melton	Common	1,147,612	*	*
	Series AA Preferred	20,000	33.33%	19.09%
	Series BB Preferred	66,000	35.48%	*
Stacey McBride-Irby	Common	1,134,511	*	*
	Series AA Preferred	20,000	33.33%	19.09%
	Series BB Preferred	60,000	32.26%	*
Dennis P. Gauger	Common	1,200,000	*	*
	Series AA Preferred	—
	Series BB Preferred	—
Wilma Delaney	Common	1,553,585	*	*
	Series AA Preferred	20,000	33.33%	19.09%
	Series BB Preferred	—

All Executive Officers and Directors, as a group (4 persons):	Common	5,035,708	1.13%	*
	Series AA Preferred	60,000	100.00%	57.77%
	Series BB Preferred	126,000	67.74%	*

5% Shareholders:

Trent Daniel	Common	1,133,335	*	*
	Series AA Preferred	—
	Series BB Preferred	60,000	32.26%	*
Donna Harvey	Common	44,603,682	9.97%	4.26%
	Series AA Preferred	—
	Series BB Preferred	—

* Less than 1% of class

(1)
Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).  The percentages are based upon 447,410,607 shares of common stock, 60,000 shares of Series AA Preferred Stock, and 186,000 shares of Series BB Preferred Stock outstanding as of April 7, 2016, except for certain parties who hold stock options and warrants that are presently exercisable or exercisable within 60 days, and/or who hold convertible promissory notes which may be converted into Common Stock within 60 days, whose percentages are based upon the sum of shares outstanding as of April 7, 2016, plus the number of shares subject to stock options, warrants and convertible notes that are presently exercisable or exercisable within 60 days held by them, or which may be converted into Common Stock, as indicated in the following notes.

(2)
Series AA Preferred Stock allows holders thereof enhanced voting rights based on ten thousand (10,000) votes per share of the Company's common stock held by such holders of Series AA Preferred Stock.  The Series AA Preferred Stock is not convertible into common stock, does not pay dividends, and does not include a liquidation preference.

(3)
Series BB Preferred Stock allows holders thereof voting rights equal to holders of common stock as a single class with respect to all matters submitted to holders of common stock, quarterly dividends payable in arrears in either cash or in kind, liquidation preferences, and is convertible at the option of the holder into 50 shares of common stock of the Company.

(4)	The address for all parties in the above table is c/o One World Holdings, Inc., 14515 Briarhills Parkway, Suite 105, Houston, Texas 77077.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes all transactions executed or performed in 2015 and 2014 in which we were a participant and the amount involved exceeded $120,000, as well as transactions that we deem material, and in which any related person had or will have a direct or indirect material interest.

We have entered into consulting agreements with Trent Daniel, a greater than 5% shareholder and a founder of the Company, to provide business development services, pursuant to which $187,046 cash was paid in 2015.  In addition $130,619 cash compensation and $399,600 stock compensation were paid to Mr. Daniel in 2014.

We have also entered into consulting agreements to provide various services with certain individuals who are related parties due to family relationships with our officers and directors.  Cash compensation totaling $225,901 and $193,118 was paid to these individuals in 2015 and 2014, respectively.  Stock compensation totaling $78,028 was paid to these individuals in 2014.  There was no compensation expense paid in common shares to related parties in 2015.

As of December 31, 2015, we had convertible debentures of $5,000, $46,600, 112,663 and $8,000 payable to four individual related parties.  The outstanding principal and interest are convertible into shares of our common stock at conversion prices ranging from $0.0025 to $30 per share.  We also had a short-term, non-interest bearing note payable of $5,000 to a related party as of December 31, 2015.

As of December 31, 2014, we had convertible debentures of $5,000, $46,600 and $8,000 payable to three individual related parties.  The outstanding principal and interest are convertible into shares of our common stock at conversion prices ranging from $0.01 to $30 per share.

Accrued interest payable to related parties totaled $30,731 and $17,461 at December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, we had stockholder advances payable to related parties totaling $83,023 and $88,964, respectively.

Currently we have only three executive officers, Corinda Joanne Melton, our Chief Executive Officer, Stacey McBride-Irby, our Chief Product Development Officer, and Dennis P. Gauger, our Chief Financial Officer.

In October 2011, we entered into employment agreements with Ms. Melton and Ms. McBride-Irby.  Pursuant to the agreements, Ms. Melton receives an annual base salary of $150,000, and Ms. McBride-Irby receives an annual base salary of $132,000.  The term of both agreements ended on April 1, 2014 and automatically renewed on a month-to-month basis.  If adequate cash is not available to pay the salaries of Ms. Melton and Ms. McBride-Irby at the end of any month, their respective salaries will accrue until such time as adequate cash is available. Both employment agreements provide, however, that if the executive terminates her employment for good reason or the Company terminates the executive's employment without cause, the executive will be entitled to receive in one lump sum payment of the full remaining amount under the term of the agreement to which she would have been entitled had the agreement not been terminated.   Accrued and unpaid salary due Ms. Melton as of December 31, 2015 and 2014 was $197,593 and $183,129, respectively.  Accrued and unpaid salary due Ms. McBride-Irby as of December 31, 2015 and 2014 was $342,516 and $271,849, respectively. In addition, during 2014, compensation paid in our common stock valued at $429,570 and $399,600 was paid to Ms. Melton and Ms. McBride-Irby, respectively.  During 2015, no compensation was paid in our common stock to Ms. Melton and Ms. McBride-Irby.

 Mr. Gauger was appointed our Chief Financial Officer effective January 1, 2014 and earned $48,000 pursuant to an independent contractor agreement, $5,000 of which was payable at December 31, 2014.  In addition, during 2014, compensation paid in our common stock valued at $119,880 was paid to Mr. Gauger.

Effective January 1, 2015, we entered into an Amended Independent Contractor Agreement with Mr. Gauger for his services as Chief Financial Officer.  The agreement has a term of one year, unless terminated by either party upon thirty days written notice.  We were obligated to pay Mr. Gauger annual compensation in 2015 of $134,000, $65,000 paid in our common stock and $69,000 cash compensation.  The cash compensation was paid $5,000 per month for the first three months and $6,000 per month for the next nine months.  The $65,000 payable in our common stock remains outstanding.

Our director, Wilma Delaney was paid cash compensation of $5,000 in 2015.  Our directors, Wilma Delaney and Robert Hines, who resigned in January 2016, were paid compensation in our common stock totaling $149,850 and $119,880, respectively, in 2014.  There was no compensation expense paid in common shares to our directors in 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional serviced rendered by Haynie & Company CPAs for the annual audit of the Company's 2015 financial statements were $69,800.

The aggregate fees for professional services rendered by HJ & Associates, LLC for the annual audit of the Company's financial statements and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q billed during the fiscal years ended December 31, 2015 and 2014, were $35,500 and $77,500, respectively.

Audit-related Fees

We incurred no fees for audit-related services to Haynie & Company or HJ & Associates, LLC for consents and other assurance services during the fiscal years ended December 31, 2015 and 2014.  These audit related services are primarily comprised of the review of financial information contained in post-effective amendments and prospective supplements to our previously outstanding registration statements.

Tax Fees

We incurred no fees for tax services to Haynie & Company or HJ & Associates, LLC during the fiscal years ended December 31, 2015 and 2014.  Income tax return preparation services were provided by another firm in both years.

All Other Fees

There were no other fees for other services rendered by Haynie & Company or HJ & Associates, LLC during the fiscal years ended December 31, 2015 and 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)   Financial Statements

See "Index to Financial Statements" on Page F-1.

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

(b) Exhibits

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
3.12
Certificate of Amendment to Articles of Incorporation, effective April 8, 2016 (incorporated by reference to the Company's Definitive Information Statement on Schedule 14C, filed with the Commission on March 18, 2016)

10.1	Share and Debt Cancellation Agreement (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011).
10.2	Employment Agreement with Stacey McBride-Irby (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011)
10.3	Employment Agreement with Corinda Joanne Melton (Incorporated by reference from Exhibit 2.1 to Form S-1 filed with the SEC on November 10, 2011).
10.4	Consulting Agreement with Trent Daniel, dated February 1, 2011 (Incorporated by reference from Exhibit 10.7 to Form S-1/A filed with the SEC on February 13, 2012).
10.5	Consulting Agreement with Robert Hines, dated April 1, 2011 (Incorporated by reference from Exhibit 10.9 to Form S-1/A filed with the SEC on November 6, 2012).
10.6	One World Holdings, Inc. 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.12 to our Form 8-K filed on September 26, 2013.
10.7	2014 Stock Option and Stock Award Plan (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on May 14, 2014).
10.8	Form of Convertible Debenture (incorporated by reference to Exhibit 10.7 to our Form 10-K filed on April 14, 2014.
10.9	Agency Agreement (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on January 29, 2016)
10.10	Joint Marketing and Development Agreement between The One World Doll Project, Inc. and Tonner Doll Company, Inc. dated September 4, 2015.
21.1	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

** The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONNER-ONE WORLD HOLDINGS, INC.

By: /s/ Corinda Joanne Melton
Corinda Joanne Melton
President, Chief Executive Officer,
Principal Executive Officer

April 14, 2016

By: /s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer,
Principal Financial Officer

April 14, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Corinda Joanne Melton Corinda Joanne Melton	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Director)	April 14, 2016
/s/ Stacey McBride-Irby Stacey McBride-Irby	Chief Product Development Officer and Director	April 14, 2016
/s/ Wilma Delaney Wilma Delaney	Director	April 14, 2016

TONNER-ONE WORLD HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY ONE WORLD HOLDINGS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Tonner-One World Holdings, Inc. (formerly One World Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of Tonner-One World Holdings, Inc. (formerly One World Holdings, Inc.) and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tonner-One World Holdings, Inc. (formerly One World Holdings, Inc.) and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit of $29,932,153 which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include an adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Haynie & Company CPAs
Salt Lake City, Utah
April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Tonner-One World Holdings, Inc.
(formerly One World Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of Tonner-One World Holdings, Inc. (formerly One World Holdings, Inc.) and subsidiaries as of December 31, 2014, and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tonner-One World Holdings, Inc. (formerly One World Holdings, Inc.) and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit of $16,661,742 at December 31, 2014, which together raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2015

TONNER-ONE WORLD HOLDINGS, INC. AND SUBSIDIARY (FORMERLY ONE WORLD HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$5,932	$604
Accounts receivable	3,022	9,140
Inventories	20,785	189,234
Prepaid consulting services	22,500	93,442
Prepaid expenses and other current assets	13,666	58,646

Total current assets	65,905	351,066

Property and equipment, net	55,458	52,500
Other assets	2,701	2,701
Long-term prepaid consulting services	-	22,500

Total	$124,064	$428,767

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,187,475	$1,310,881
Accrued interest and penalties payable	1,265,270	277,264
Convertible debentures, net of discount	2,387,981	1,359,680
Derivative liability	10,852,906	2,718,652
Notes payable	459,801	120,328
Current portion of long-term debt, net of discount	29,409	22,598
Stockholder advances	456,376	569,439

Total current liabilities	17,639,218	6,378,842

Long-term debt, net of current portion and discount	62,361	9,800

Total liabilities	17,701,579	6,388,642

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:	-	-
Series AA, 80,000 shares issued and outstanding	80	80
Series BB, 186,000 shares issued and outstanding	186	186
Common stock, $0.0025 par value, 2,000,000,000 shares authorized, 422,125,005 and 170,767,039 shares issued and outstanding, respectively	1,055,313	426,918
Additional paid-in capital	11,299,059	10,274,683
Accumulated deficit	(29,932,153)	(16,661,742)

Total stockholders' deficit	(17,577,515)	(5,959,875)

Total	$124,064	$428,767

See notes to consolidated financial statements

TONNER-ONE WORLD HOLDINGS, INC. AND SUBSIDIARY (FORMERLY ONE WORLD HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Sales	$898,436	$109,520

Cost of sales	769,208	84,661

Gross profit	129,228	24,859

Operating expenses:
Selling, general and administrative	2,273,616	4,174,904
Impairment of assets	150,000	-
Research and development	117,315	31,884
Depreciation	15,542	14,000

Total operating expenses	2,556,473	4,220,788

Loss from operations	(2,427,245)	(4,195,929)

Other income (expense):
Interest expense	(2,721,203)	(1,622,701)
Loss on derivative liability	(8,270,845)	(524,999)
Gain on debt payable in shares	47,057	-
Gain (loss) on debt settlement	101,825	(592,305)

Total other expense	(10,843,166)	(2,740,005)

Loss before income taxes	(13,120,411)	(6,935,934)

Provision for income taxes	-	-

Net loss	$(13,270,411)	$(6,935,934)

Net loss per common share -
basic and diluted	$(0.04)	$(0.18)

Weighted average common shares outstanding -
basic and diluted	322,555,720	38,942,510

See notes to consolidated financial statements

TONNER-ONE WORLD HOLDINGS, INC. AND SUBSIDIARY (FORMERLY ONE WORLD HOLDINGS, INC.) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Series AA		Series BB				Unissued		Additional Paid-In Capital	Accumulated Deficit	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2013	-	$-	-	$-	1,224,590	$3,061	39,668	$99	$6,146,595	$(9,725,808)	$(3,576,053)

Rounding up of shares in reverse stock split	-	-	-	-	388	1	-	-	(1)	-	-
Unissued common stock issued	-	-	-	-	39,668	99	(39,668)	(99)	-	-	-
Preferred stock issued for services	80,000	80	-	-	-	-	-	-	-	-	80
Common stock exchanged for preferred stock	-	-	186,000	186	(9,300,000)	(23,250)	-	-	23,064	-	-
Common stock issued for conversion of debt	-	-	-	-	158,062,393	395,157	-	-	1,401,162	-	1,796,319
Common stock issued for services	-	-	-	-	20,740,000	51,850	-	-	1,986,495	-	2,038,345
Options issued for services	-	-	-	-	-	-	-	-	240,000	-	240,000
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	477,368	-	477,368

Net loss	-	-	-	-	-	-	-	-	-	(6,935,934)	(6,935,934)

Balance, December 31, 2014	80,000	80	186,000	186	170,767,039	426,918	-	-	10,274,683	(16,661,742)	(5,959,875)

Common stock issued for conversion of debt	-	-	-	-	261,357,966	653,395	-	-	591,763	-	1,245,158
Common stock surrendered and cancelled	-	-	-	-	(10,000,000)	(25,000)	-	-	25,000	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	407,613	-	407,613

Net loss	-	-	-	-	-	-	-	-	-	(13,270,411)	(13,270,411)

Balance, December 31, 2015	80,000	$80	186,000	$186	422,125,005	$1,055,313	-	$-	$11,299,059	$(29,932,153)	$(17,577,515)

See notes to consolidated financial statements

TONNER-ONE WORLD HOLDINGS, INC. AND SUBSIDIARY (FORMERLY ONE WORLD HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(13,270,411)	$(6,935,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,542	14,000
Loss on derivative liability	8,270,845	524,999
Amortization of prepaid consulting services	93,442	2,363,263
Amortization of debt discount to interest expense	1,388,935	1,287,418
Impairment of assets	150,000	-
Gain on debt payable in shares	(47,057)	-
Loss (gain) on debt settlement	(101,825)	592,305
Common stock issued for professional services in debt conversions	4,000	5,450
Non-cash interest expense	28,460	-
Debt issued for services	-	35,000
Options issued for services	-	240,000
Preferred stock issued for services	-	80

(Increase) Decrease in:
Accounts receivable	6,118	(9,140)
Inventories	18,449	(42,746)
Prepaid expenses and other current assets	44,980	(37,076)
Increase in:
Accounts payable and accrued expenses	648,054	436,590
Accrued interest and penalties payable	1,048,334	227,212
Net cash used in operating activities	(1,702,134)	(1,298,579)

Cash flows from investing activities:
Purchase of property and equipment	(18,500)	-

Net cash used in investing activities	(18,500)	-

Cash flows from financing activities:
Proceeds from convertible debentures	1,675,947	1,158,332
Proceeds from notes payable	927,980	32,396
Proceeds from stockholder advances	36,042	257,500
Payments on convertible debentures	(286,395)	(107,433)
Payments on notes payable	(578,507)	(8,068)
Payments on stockholder advances	(49,105)	(40,000)

Net cash provided by financing activities	1,725,962	1,292,727

Net increase (decrease) in cash	5,328	(5,852)
Cash, beginning of year	604	6,456
Cash, end of year	$5,932	$604

See notes to consolidated financial statements

TONNER-ONE WORLD HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY ONE WORLD HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1 – Organization and Basis of Presentation

Organization, Nature of Business

Tonner-One World Holdings, Inc. (the "Company"), a Nevada Corporation, is a Houston based company focused on doll design and marketing.  Substantially all of the Company's operations are conducted through its wholly owned subsidiary, The One World Doll Project, Inc. (a Texas Corporation - "OWDPI"). OWDPI began operations on October 1, 2010, and in October 2013 commenced sales of dolls.  National Fuel and Energy, Inc. (a Texas Corporation) is a wholly owned subsidiary of the Company that has been dormant since its inception on October 1, 2010.  On March 3, 2016, the Board of Directors and the holders of a majority of the voting power of the Company voted to change the name of the Company from One World Holdings, Inc. to Tonner-One World Holdings, Inc.  The name change became effective April 8, 2016.

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

Reclassifications

Certain items in the 2014 consolidated financial statements have been reclassified to conform to the 2015 consolidated financial statements' presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with an original maturity date of three months or less to be cash equivalents.  Cash balances may at times exceed the federal depository insurance limit; however, we believe that risk of loss is minimal due to the strength of the financial institution in which funds are held.  We held no short-term investments considered to be cash equivalents at December 31, 2015 and 2014.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. We determined that no allowance for doubtful accounts was required at December 31, 2015 and 2014.

Inventories

Inventories, consisting primarily of dolls manufactured for resale, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  The reserve was $150,000 and $0 as of December 31, 2015 and 2014, respectively.  We currently purchase all inventories from a limited number of foreign suppliers, and are dependent on those suppliers for substantially all merchandise inventory purchases since we commenced operations.

Prepaid Consulting Services

Fees for consulting services, generally paid through the issuance of shares of our common stock, are amortized over the life of the underlying consulting contracts.

Property and Equipment

Property and equipment is stated at cost and consists of molds and equipment used by our manufacturers to produce dolls and their accessories, including clothes, shoes, jewelry, as well as face painting masks.  Because we currently are unable to project the number of units to be manufactured from our molds, our property and equipment is depreciated over an estimated useful life of five years using the straight-line method.  At December 31, 2015 and 2014, property and equipment cost was $88,500 and $70,000, respectively, with accumulated depreciation of $33,042 and $17,500 at December 31, 2015 and 2014, respectively.  Depreciation expense was $15,542 and $14,000 for the years ended December 31, 2015 and 2014, respectively.

Revenue Recognition

We record revenue from the sales of dolls and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Research and development costs for the years ended December 31, 2015 and 2014 were $117,315 and $31,884, respectively.

Advertising

Advertising costs are non-direct in nature, and are expensed in the periods in which the advertising takes place.  Advertising expense totaled $568,202 and $366,577 for the years ended December 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of December 31, 2015 and 2014, we believe the amounts reported for cash, accounts receivable, accrued interest payable, accrued expenses, notes payable and stockholder advances approximate fair value because of the short-term nature of these financial instruments.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured at fair value on a recurring basis are as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2015:
Derivative liability	$10,852,906	$-	$-	$10,852,906
Convertible debentures	2,387,981	-	-	2,387,981
Current portion of long-term debt	29,409	-	-	29,409
Long-term debt	62,361	-	-	62,361

Total liabilities measured at fair value	$13,332,657	$-	$-	$13,332,657

December 31, 2014:
Derivative liability	$2,718,652	$-	$-	$2,718,652
Convertible debentures	1,359,680	-	-	1,359,680
Current portion of long-term debt	22,598	-	-	22,598
Long-term debt	9,800	-	-	9,800

Total liabilities measured at fair value	$4,110,730	$-	$-	$4,110,730

Income (Loss) per Share

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.  Options and warrants to purchase 4,977,267 shares of common stock at prices ranging from $0.01 to $0.06 were excluded from the calculation of loss per share for the years ended December 31, 2015 and 2014, because their effect was anti-dilutive.

Since we had no dilutive effect of stock options and warrants for the years ended December 31, 2015 and 2014, our basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

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

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory."  An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory.  For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs."  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.  We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)".  ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our consolidated financial statements

Note 3 – Going Concern Uncertainty

The Company has incurred operating losses since inception, and has limited financial resources and a working capital deficit of $17,573,313 at December 31, 2015.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $29,932,153 and a total stockholders' deficit of $17,577,515 at December 31, 2015. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management's plans to address the Company's continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the year ended December 31, 2013, the Company issued various convertible debentures in the total amount of $1,224,516: $945,500 cash; $10,000 original issue discount; $5,000 services; $203,000 for other notes payable; and $61,016 for accrued interest payable.  In addition in 2013, $84,534 cash payments were made to reduce the principal balance of convertible debentures and a total principal balance of $548,411 was extinguished through the conversion of principal to common shares of the Company.  The debentures issued in 2013 are unsecured and bear simple interest ranging from 6% to 15% per annum, with maturities ranging from six months to one year.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company's common stock at a fixed conversion price ranging from $0.15 to $30.00 per share in addition to variable discounted pricing based on conversion prices defined in the underlying agreements.

During the year ended December 31, 2014, the Company issued various convertible debentures in the total amount of $1,384,954: $1,158,332 cash; $19,040 original issue discount; $95,000 services; $50,000 transfer from stockholder advances; $17,454 adjustment to principal; and $45,128 for accrued interest payable. Related to these note issuances, the Company recorded $477,368 in debt discounts for beneficial conversion features and $1,127,938 in debt discounts for derivatives.  These debt discounts are being amortized over the term of the notes to interest expense.  In addition in 2014, $107,433 cash payments were made to reduce the principal balance of convertible debentures and a total principal balance of $329,251 was extinguished through the conversion of principal to common shares of the Company.  The debentures issued in 2014 are unsecured and bear simple interest ranging from 5% to 22% per annum, with maturities ranging from six months to two years.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company's common stock at a fixed conversion price ranging from $0.00025 to $0.06 per share in addition to variable discounted pricing based conversion prices defined in the underlying agreements.

The following is a schedule of short-term convertible debentures outstanding as of December 31, 2014:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	10/10/11	$30.00	$ 25,000	$ 25,000	12 months	14%
Debenture 3	2/17/12	$30.00	10,000	10,000	12 months	14%
Debenture 4	3/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 5	3/19/12	$30.00	5,000	5,000	12 months	14%
Debenture 6	4/29/12	$30.00	5,000	5,000	12 months	14%
Debenture 7	4/25/12	$30.00	10,000	10,000	12 months	14%
Debenture 8	10/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 10	11/15/12	$30.00	5,000	5,000	12 months	14%
Debenture 11	11/20/12	$30.00	2,000	2,000	12 months	14%
Debenture 12	12/11/12	$30.00	2,500	2,500	12 months	14%
Debenture 13	12/29/12	$30.00	2,500	2,500	12 months	14%
Debenture 14	1/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 15	2/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 17	7/23/13	Variable	62,000	62,000	9 months	8%
Debenture 19	7/29/13	$30.00	10,000	10,000	12 months	14%
Debenture 21	8/30/13	Variable	37,500	27,800	12 months	15%
Debenture 22	9/4/13	Variable	50,000	50,000	12 months	8%
Debenture 23	9/19/13	Variable	25,000	25,000	12 months	14%
Debenture 24	9/27/13	Variable	25,402	21,545	12 months	14%
Debenture 31	10/3/13	Variable	3,750	3,750	12 months	8%
Debenture 32	10/23/13	Variable	50,000	35,000	12 months	6%
Debenture 33	10/25/13	Variable	52,000	52,000	9 months	8%
Debenture 34	10/25/13	Variable	30,000	47,455	9 months	8%
Debenture 36	11/29/13	Variable	30,000	30,000	6 months	15%
Debenture 37	11/29/13	Variable	25,000	17,200	6 months	15%
Debenture 38	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 39	12/2/13	Variable	25,000	25,000	6 months	15%
Debenture 47	6/23/13	Variable	35,000	17,500	7 months	10%
Debenture 48	6/23/13	Variable	12,500	12,500	7 months	10%
Debenture 49	1/12/14	Variable	26,000	26,000	12 months	22%
Debenture 50	1/12/14	Variable	60,000	60,000	12 months	12%
Debenture 51	2/3/14	$0.06	50,000	46,600	2 months	14%
Debenture 52	2/18/14	$0.06	5,000	5,000	12 months	14%
Debenture 53	3/17/14	Variable	25,000	23,500	12 months	18%
Debenture 54	3/20/14	Variable	10,000	10,000	12 months	18%
Debenture 55	3/25/14	Variable	10,000	10,000	12 months	18%
Debenture 56	3/28/14	Variable	55,000	55,000	12 months	18%
Debenture 57	4/1/14	$0.0025	50,000	800	6 months	14%
Debenture 58	4/9/14	Variable	75,000	75,000	11 months	18%
Debenture 59	4/10/14	Variable	60,000	60,000	11 months	18%
Debenture 60	4/11/14	Variable	2,272	2,272	11 months	18%
Debenture 61	4/11/14	Variable	40,000	40,000	12 months	15%
Debenture 63	4/23/14	$0.04	10,500	10,500	12 months	14%
Debenture 64	5/8/14	$0.06	4,000	4,000	12 months	14%
Debenture 65	5/21/14	Variable	50,000	45,300	12 months	16%
Debenture 66	6/3/14	Variable	15,000	15,000	12 months	8%
Debenture 67	7/2/14	Variable	27,500	27,500	12 months	12%

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 68	7/11/14	$0.01	25,000	25,000	12 months	14%
Debenture 69	7/18/14	Variable	27,500	27,500	12 months	12%
Debenture 70	7/24/14	$0.06	48,360	48,360	12 months	14%
Debenture 71	8/4/14	Variable	35,250	35,250	9 months	8%
Debenture 72	9/22/14	Variable	15,500	15,500	9 months	8%
Debenture 73	8/29/14	Variable	67,595	23,201	6 months	5%
Debenture 75	9/8/14	$0.01	25,000	25,000	12 months	14%
Debenture 76	9/9/14	$0.01	36,359	36,359	12 months	14%
Debenture 77	9/9/14	$0.0025	8,641	811	12 months	14%
Debenture 78	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 79	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 80	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 81	9/9/14	$0.0025	77,595	73,845	12 months	14%
Debenture 82	9/10/14	$0.01	8,000	8,000	12 months	14%
Debenture 83	9/10/14	$0.01	15,000	15,000	12 months	14%
Debenture 84	9/10/14	$0.01	25,000	25,000	12 months	14%
Debenture 85	9/17/14	Variable	5,000	5,000	6 months	5%
Debenture 86	9/22/14	Variable	32,500	32,500	9 months	8%
Debenture 87	9/24/14	Variable	140,995	140,995	6 months	5%
Debenture 88	10/1/14	$0.00025	16,378	13,878	12 months	14%
Debenture 89	10/27/14	Variable	57,422	45,622	12 months	8%
Debenture 90	10/27/14	$0.01	50,000	50,000	12 months	14%
Debenture 91	10/31/14	Variable	53,097	51,097	12 months	8%
Debenture 92	10/31/14	$0.0025	63,097	63,097	12 months	16%
Debenture 93	11/13/14	Variable	33,000	33,000	9 months	8%
Debenture 94	12/9/14	Variable	15,000	15,000	12 months	8%

Total at December 31, 2014			$ 2,066,713	1,899,237
Less discount				(539,557)

Net				$ 1,359,680

The following is a schedule of long-term convertible debentures outstanding as of December 31, 2014:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 62	4/16/14	Variable	$ 37,520	$ 11,802	24 months	12%
Debenture 74	9/3/14	Variable	37,520	37,520	24 months	12%

Total at December 31, 2014			$ 75,040	49,322
Less discount				(43,684)

Net				$ 5,638

During the year ended December 31, 2015, the Company issued various convertible debentures in the total amount of $1,864,501, as follows: $1,675,947 cash; $24,800 original issue discount; $10,000 transfer from short-term notes payable; $128,460 transfer from stockholder advances; and $25,293 for accrued interest payable.   Related to these note issuances, the Company recorded $407,613 in debt discounts for beneficial conversion features and $1,227,525 in debt discounts for derivatives.  These debt discounts are being amortized over the term of the notes to interest expense.  In addition, in 2015, $286,395 cash payments were made to reduce the principal balance of convertible debentures and a total principal balance of $311,768 was extinguished through the conversion of principal to common shares of the Company.  The debentures issued in 2015 are unsecured and bear simple interest ranging from 8% to 15% per annum, with maturities ranging from six months to two years.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company's common stock at a fixed conversion price ranging from $0.001 to $0.0145 per share in addition to variable discounted pricing based conversion prices defined in the underlying agreements.

The following is a schedule of short-term convertible debentures outstanding as of December 31, 2015:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	10/10/11	$30.00	$ 25,000	$ 25,000	12 months	14%
Debenture 3	2/17/12	$30.00	10,000	10,000	12 months	14%
Debenture 4	3/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 5	3/19/12	$30.00	5,000	5,000	12 months	14%
Debenture 6	4/29/12	$30.00	5,000	5,000	12 months	14%
Debenture 7	4/25/12	$30.00	10,000	10,000	12 months	14%
Debenture 8	10/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 10	11/15/12	$30.00	5,000	5,000	12 months	14%
Debenture 11	11/20/12	$30.00	2,000	2,000	12 months	14%
Debenture 12	12/11/12	$30.00	2,500	2,500	12 months	14%
Debenture 14	1/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 15	2/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 17	7/23/13	Variable	62,000	62,000	9 months	8%
Debenture 19	7/29/13	$30.00	10,000	10,000	12 months	14%
Debenture 22	9/4/13	Variable	50,000	50,000	12 months	8%
Debenture 31	10/3/13	Variable	3,750	3,750	12 months	8%
Debenture 33	10/25/13	Variable	52,000	52,000	9 months	8%
Debenture 34	10/25/13	Variable	30,000	47,455	9 months	8%
Debenture 36	11/29/13	Variable	30,000	22,800	6 months	15%
Debenture 37	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 39	12/2/13	Variable	25,000	15,000	6 months	15%
Debenture 47	6/23/13	Variable	35,000	17,500	7 months	10%
Debenture 48	6/23/13	Variable	12,500	12,500	7 months	10%
Debenture 49	1/12/14	Variable	26,000	26,000	12 months	22%
Debenture 50	1/12/14	Variable	60,000	60,000	12 months	12%
Debenture 51	2/3/14	$0.06	50,000	46,600	2 months	14%
Debenture 52	2/18/14	$0.06	5,000	5,000	12 months	14%
Debenture 53	3/17/14	Variable	25,000	23,500	12 months	18%
Debenture 54	3/20/14	Variable	10,000	10,000	12 months	18%
Debenture 55	3/25/14	Variable	10,000	10,000	12 months	18%
Debenture 56	3/28/14	Variable	55,000	55,000	12 months	18%
Debenture 57	4/1/14	$0.0025	50,000	800	6 months	14%
Debenture 58	4/9/14	Variable	75,000	75,000	11 months	18%
Debenture 59	4/10/14	Variable	60,000	60,000	11 months	18%
Debenture 60	4/11/14	Variable	2,272	2,272	11 months	18%
Debenture 61	4/11/14	Variable	40,000	19,475	12 months	15%
Debenture 62	4/16/14	Variable	30,000	8,503	24 months	12%
Debenture 63	4/23/14	$0.04	10,500	10,500	12 months	14%
Debenture 64	5/8/14	$0.06	4,000	4,000	12 months	14%
Debenture 65	5/21/14	Variable	50,000	50,000	12 months	15%
Debenture 68	7/11/14	$0.01	25,000	7,500	12 months	14%
Debenture 70	7/24/14	$0.06	48,360	48,360	12 months	14%
Debenture 73	8/29/14	Variable	67,595	19,966	6 months	5%
Debenture 74	9/3/14	Variable	37,520	37,520	24 months	12%
Debenture 75	9/8/14	$0.01	25,000	25,000	12 months	14%
Debenture 76	9/9/14	$0.01	36,359	36,359	12 months	14%
Debenture 77	9/9/14	$0.0025	8,641	811	12 months	14%
Debenture 78	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 79	9/9/14	$0.0025	10,000	10,000	12 months	14%

Debenture 80	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 81	9/9/14	$0.0025	77,595	73,845	12 months	14%
Debenture 82	9/10/14	$0.01	8,000	8,000	12 months	14%
Debenture 83	9/10/14	$0.01	15,000	15,000	12 months	14%
Debenture 85	9/17/14	Variable	5,000	5,000	6 months	5%
Debenture 87	9/24/14	Variable	140,995	140,995	6 months	5%
Debenture 88	10/1/14	$0.00025	16,378	13,878	12 months	14%
Debenture 90	10/27/14	$0.01	50,000	50,000	12 months	14%
Debenture 92	10/31/14	$0.0025	63,097	63,097	12 months	16%
Debenture 96	3/27/15	Variable	128,460	111,670	12 months	8%
Debenture 97	1/18/15	Variable	7,500	7,500	12 months	14%
Debenture 98	2/12/15	$0.0145	12,500	12,500	12 months	14%
Debenture 99	3/31/15	$0.01	112,972	112,972	12 months	14%
Debenture 100	2/2/15	Variable	79,115	79,115	12 months	12%
Debenture 101	2/2/15	Variable	45,000	45,000	12 months	12%
Debenture 102	2/24/15	$0.0025	10,000	9,000	12 months	14%
Debenture 104	3/12/15	Variable	25,000	25,000	12 months	14%
Debenture 105	3/21/15	$0.0025	30,000	30,000	12 months	14%
Debenture 106	1/5/15	Variable	15,000	15,000	6 months	15%
Debenture 107	1/5/15	Variable	15,000	5,300	6 months	15%
Debenture 109	2/11/15	Variable	25,000	25,000	12 months	8%
Debenture 110	2/26/15	Variable	16,000	16,000	12 months	8%
Debenture 111	3/4/15	Variable	27,500	27,500	12 months	8%
Debenture 112	3/1/15	$0.0015	10,000	10,000	12 months	14%
Debenture 114	4/2/15	Variable	26,947	24,447	12 months	8%
Debenture 115	4/2/15	$0.001	23,660	23,660	12 months	14%
Debenture 116	3/31/15	Variable	14,000	14,000	6 months	15%
Debenture 117	4/14/15	Variable	20,000	20,000	6 months	15%
Debenture 118	4/27/15	Variable	25,000	25,000	12 months	14%
Debenture 119	3/31/15	Variable	14,000	14,000	6 months	15%
Debenture 120	5/27/15	$0.0025	7,500	7,500	12 months	14%
Debenture 121	7/2/15	$0.0025	175,000	175,000	12 months	14%
Debenture 122	7/3/15	Variable	238,894	221,894	12 months	8%
Debenture 124	9/4/15	Variable	106,789	58,289	12 months	8%
Debenture 126	9/8/15	$0.0025	112,663	112,663	12 months	14%
Debenture 128	9/15/15	$0.0025	10,000	10,000	12 months	14%
Debenture 129	9/8/15	$0.0050	2,000	2,000	12 months	14%
Debenture 130	10/12/15	$0.0050	15,000	15,000	12 months	14%
Debenture 131	10/12/15	$0.0050	20,000	20,000	12 months	14%
Debenture 132	10/15/15	$0.0025	10,750	10,750	12 months	14%
Debenture 134	10/20/15	$0.0050	10,000	10,000	12 months	14%
Debenture 135	12/5/15	$0.0050	10,000	10,000	12 months	14%
Debenture 137	12/18/15	$0.0050	20,000	20,000	12 months	14%

Total at December 31, 2015			$ 3,053,312	2,765,246
Less discount				(377,265)

Net				$ 2,387,981

The following is a schedule of long-term convertible debentures outstanding as of December 31, 2015:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 123	8/24/15	Variable	$ 34,650	$ 34,650	24 months	8%
Debenture 125	9/4/15	Variable	105,000	105,000	24 months	8%
Debenture 127	9/25/15	Variable	50,000	50,000	24 months	8%
Debenture 133	10/20/15	Variable	100,000	100,000	24 months	8%
Debenture 136	12/4/15	Variable	160,000	160,000	24 months	8%

Total at December 31, 2015			$ 449,650	449,650
Less discount				(387,289)

Net				$ 62,361

As of December 31, 2015, $1,978,133 of the convertible debentures were delinquent.  We believe we have good relationships with the debenture holders, and we continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.  Several of the convertible debentures have default interest rates that apply when the debentures are delinquent, and we have accrued default interest where applicable.  In addition, we have been unable to complete certain conversions of convertible debentures during the year ended December 31, 2015, pending the increase in the number of authorized shares of our common stock, and have accrued applicable penalties as of December 31, 2015.

Accrued interest payable for the convertible debentures, including accrued default interest and penalties, where applicable, totaled $1,141,478 and $195,458 as of December 31, 2015 and 2014, respectively.

Note 5.  Derivative Liability

We evaluated the convertible debentures in accordance with ASC Topic 815, "Derivatives and Hedging," and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. We elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. We elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings.  We recorded a derivative liability representing the imputed interest associated with the embedded derivative.

The debt discount is amortized over the life of the note and recognized as interest expense.  For the years ended December 31, 2015 and 2014, we amortized debt discount of $1,388,935 and $1,287,418 to interest expense, respectively.  The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $10,852,906 and $2,718,652 at December 31, 2015 and 2014, respectively.

At December 31, 2015, the convertible debentures and related accrued interest payable were convertible into approximately 2,496,336,000 shares of our common stock.  Based on the assumptions used to estimate the fair value of the derivative liability at December 31, 2015, and assuming all lenders converted the notes payable at the December 31, 2015 conversion prices, the Company would have had insufficient authorized shares of common stock to complete the debt conversions.

During the years ended December 31, 2015 and 2014, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2013	$2,104,849
Derivative liability at inception of new debt	1,127,938
Derivative liability at issuance of warrants	2,334
Elimination of liability on conversion	(1,014,809)
Elimination of liability for cash payments	(26,659)
Loss on derivative liability	524,999

Derivative liability at December 31, 2014	2,718,652
Derivative liability at inception of new debt	1,227,524
Elimination of liability on conversion	(1,364,115)
Loss on derivative liability	8,270,845

Derivative liability at December 31, 2015	$10,852,906

For purpose of estimating the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at December 31, 2015 are as follows:

Stock price at valuation date: $0.0056	Risk free interest rates: .16% - 1.06%
Conversion prices: $0.00025 - $0.0047	Volatility: 129.22% - 356.07%
Years to maturity: .18 - 1.93

These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Note 6 – Notes Payable

As of December 31, 2015, we had short-term notes payable to certain individuals and companies totaling $459,801.  These notes are unsecured, payable to non-related parties and bear interest at rates ranging from 0% to 25%.  As of December 31, 2015, several of the notes payable were delinquent.  We believe we have good relationships with the note holders, and we continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.  Several of the convertible debentures have default interest rates that apply when the debentures are delinquent.

As of December 31, 2014, we had short-term notes payable to certain individuals and companies totaling $120,328.  These notes are payable to non-related parties and bear interest at rates ranging from 14% to 16% per annum.

Accrued interest payable for the short-term notes payable, including accrued default interest where applicable, was $82,144 and $44,358 as of December 31, 2015 and 2014, respectively.

Note 7 – Stockholder Advances

Since the inception of the Company, we have relied on cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At December 31, 2015 and 2014, stockholder advances totalled  $456,376 and $569,439, respectively.

Note 8 – Long-Term Debt

Our long-term debt consisted of the following at December 31:

	2015	2014

Note payable to an individual due July 20, 2016, interest at 14%	$30,000	$30,000
Less discount	(591)	(3,240)
Net	29,409	26,760
Current portion	29,409	22,598
Long-term portion	-	4,162
Long-term convertible debentures, net of discount from Note 4	62,361	5,638

Long-term debt	$62,361	$9,800

The long-term debt has been recorded net of a discount for the value assigned to shares of our common stock and detachable warrants issued in connection with the origination of the notes.  The discount is amortized to interest expense over the term of the notes.  Pursuant to an Amendment to Security Agreement, the warrants were subsequently cancelled.

Payment terms for the $30,000 notes payable are $350 per month for six months and $698 per month for sixty months, including interest.  We are in default on the $30,000 note payable at December 31, 2015 due to our failure to make timely payments in accordance with the terms of the note agreement.

Accrued interest payable for the long-term debt was $41,648 and $37,448 as of December 31, 2015 and 2014, respectively.

Note 9 – Stockholders' Deficit

On March 3, 2016, the holders with the power to vote more than a majority of the outstanding common stock of the Company approved an amendment to the Company's Articles of Incorporation to effect the authorized share increase in our common stock from 500,000,000 shares to 2,000,000,000 shares of common stock.  The amendment became effective April 8, 2016.

Previously, stockholders holding a majority of the voting power of the our outstanding voting stock, as well as our Board of Directors, approved an amendment to our Articles of Incorporation dated December 30, 2013 to (a) effect a reverse stock split of our common stock by a ratio of one-for-seven hundred fifty (1:750) and (b) reduce the number of authorized shares of common stock from 1,500,000,000 to 50,000,000.  The Financial Industry Regulatory Authority ("FINRA") approved the reverse stock split effective January 13, 2014.

The increase in the authorized shares of common stock and the reverse stock split have been given retroactive effect in our consolidated financial statements for all periods presented.

We have authorized the issuance of up to 1,000,000 shares of Series AA Preferred Stock.  Among other things, the Series AA Preferred Stock allows holders thereof enhanced voting rights based on ten thousand (10,000) votes per share of the Company's common stock held by such holders of Series AA Preferred Stock.  The Series AA Preferred Stock is not convertible into common stock, does not pay dividends, and does not include a liquidation preference.  In June 2014, 20,000 shares of Series AA Preferred Stock were issued to each of the four members of the Company's Board of Directors.  Effective January 1, 2016, we cancelled 20,000 shares of Series AA Preferred Stock upon the resignation of a Director.

We have also authorized the issuance of up to 5,000,000 shares of Series BB Preferred Stock.  Among other things, the Series BB Preferred Stock allows holders thereof voting rights, on an as-converted basis, equal to holders of common stock as a single class with respect to all matters submitted to holders of common stock, quarterly dividends payable in arrears in either cash or in kind, liquidation preferences, and is convertible at the option of the holder into 50 shares of common stock of the Company.  In August 2014, a total of 186,000 shares of Series BB Preferred Stock was issued to two officers and one of our founders upon their surrender of a total of 9,300,000 shares of common stock.

During the year ended December 31, 2015, we issued a total of 261,357,966 shares of our common stock with a total value of $1,245,158 for conversion of debt.

During the year ended December 31, 2015, 10,000,000 shares of our common stock were surrendered to the Company at par value of $25,000 and cancelled.

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

As of December 31, 2015, we had several convertible debentures and related accrued interest payable that were convertible into approximately 2,496,336,000 shares of our common stock.  We have 2,000,000,000 common shares authorized will be required to again increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

As of December 31, 2015, we had certain penalties on delinquent convertible debentures and pending debenture conversions that are payable in shares of our common stock.  We record these obligations at the current market value of our common stock, marking the obligations to market at each reporting date.  We recognize the change in the market value as gain or loss on debt payable in shares in other income (expense) in our consolidated statements of operations.  For the year ended December 31, 2015, we recognized a gain on debt payable in shares of $47,057.

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

During the year ended December 31, 2014, we issued options to purchase 3,000,000 shares of our common stock to a consultant.  The options are exercisable for a period of five years at an exercise price of $0.01 per share.  We estimated the value of the options using the Black-Scholes pricing model at $240,000 and included this amount in selling, general and administrative expenses for the year ended December 31, 2014.
During the year ended December 31, 2015, we did not issued any new stock options or warrants.

The following table summarizes the stock option and warrant activity during the years ended December 31, 2015 and 2014:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2013	-
Granted	4,977,267	$0.03
Exercised	-
Expired or cancelled	-

Outstanding and exercisable at December 31, 2014	4,977,267	$0.03	4.50

Outstanding and exercisable at December 31, 2015	4,977,267	$0.03	3.25

On May 12, 2014, the Board of Directors of the Company adopted and approved the One World Holdings Inc. 2014 Stock Option and Stock Award Plan (the "Plan").  Also, the holders of a majority of the Company's outstanding common stock voted to approve and authorize adoption of the Plan.  A total of 2,000,000 shares of our common stock are available for issuance under the Plan.  Under the Plan, we may issue options, including incentive stock options and non-statutory stock options, restricted stock grants, or stock appreciation rights.  Awards under the Plan may be granted to employees, consultants, directors and individuals who meet the requirements defined in the Plan.  No options have been granted under the Plan.

Note 11 – Consulting Agreements

We have entered into various consulting agreements for financial and business development services to the Company.  Certain of these consulting agreements provide for cash compensation to the consultants; however, several are based on issuances of shares of our common stock in exchange for services (see Note 9).

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided.  There generally are no specified performance requirements and no provision in the agreements for return of the shares.  Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.   During the years ended December 31, 2015 and 2014, total amortization of prepaid consulting services included in selling, general and administrative expense was $93,442 and $2,363,263, respectively.  As of December 31, 2015, the unamortized compensation paid in common shares was $22,500, reported as a current asset, prepaid consulting services, in our consolidated balance sheet.

Note 12 – Related Party Transactions

Several of the consulting agreements discussed in Note 11 are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  There was no compensation expense paid in common shares to related parties during the year ended December 31, 2015.  Of the total compensation expense paid in common shares during the year ended December 31, 2014, the following amounts were paid to related parties:

Executive officers	$952,356
Directors	269,730
Founder, stockholder	399,600
Family of officers and directors	78,029

Total related parties	$1,699,715

As discussed above, the compensation expense paid in stock is calculated based on the market price of the common stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the years ended December 31, 2015 and 2014:

	2015	2014

Founder, stockholder	$187,046	$130,619
Family of officers and directors	225,901	193,118

Total related parties	$412,947	$323,737

As of December 31, 2015, we had convertible debentures of $5,000, $46,600, $112,663 and $8,000 payable to four individual related parties.  The outstanding principal and interest are convertible into shares of our common stock at conversion prices ranging from $0.0025 to $30 per share.   We also had a short-term, non-interest bearing note payable of $5,000 to a related party as of December 31, 2015.

As of December 31, 2014, we had convertible debentures of $5,000, $46,600 and $8,000 payable to three individual related parties.  The outstanding principal and interest are convertible into shares of our common stock at conversion prices ranging from $0.01 to $30 per share.

Accrued interest payable to related parties totaled $30,731 and $17,461 at December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, we had stockholder advances payable to related parties totaling $83,023 and $88,964, respectively.

Note 13 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets (liabilities) are comprised of the following at December 31:

	2015	2014

Net operating loss carry forwards	$2,683,900	$1,633,500
Related party accrued expenses	348,000	281,000
Depreciation	(16,100)	(10,900)
Other	5,100	3,400
	3,020,900	1,907,000
Valuation allowance	(3,020,900)	(1,907,000)

Net deferred taxes	$-	$-

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate were applied to pre-tax loss for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014

Income tax benefit at statutory rate	$4,644,600	$2,427,600
Services paid with common stock	(143,800)	(838,000)
Interest and amortization	(486,100)	(450,600)
(Gain) loss on settlement of debt	35,600	(207,300)
Loss on derivative	(2,894,800)	(183,700)
Related party accruals	(67,000)	(77,100)
Depreciation	(100)	(1,900)
Other	(2,000)	(2,800)
Change in valuation allowance	(1,086,400)	(666,200)

	$-	$-

At December 31, 2015, we had a net operating loss carry forward available to offset future taxable income of approximately $7,818,000, which will expire at various dates through December 31, 2035.  If substantial changes in our ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward that could be utilized.

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

We classify interest and penalties arising from the underpayment of income taxes in our statements of under general and administrative expenses.  As of December 31, 2015 and 2014, we had no accrued interest or penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction.  All U.S. federal net operating loss carry forwards through the year ended December 31, 2015 are subject to examination.

Note 14 – Supplemental Statement of Cash Flows Information

During the years ended December 31, 2015 and 2014, we paid no amounts for income taxes.

During the years ended December 31, 2015 and 2014, we paid $174,458 and $74,396 for interest expense, respectively.

During the year ended December 31, 2015, we had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and debt discount by $407,613 for beneficial conversion feature of convertible notes payable.

•	Increased debt discount and derivative liability by $1,227,524.

•	Decreased stockholder advances and increased convertible debentures by $128,460.

•
Increased accounts payable and accrued expenses by $275,597, decreased accrued interest payable by $35,035, decreased convertible debentures by $311,769, decreased debt discount by $92,339, decreased derivative liability by $1,364,115, increased common stock by $653,395 and increased additional paid-in capital by $591,763 for common shares issued in conversion of debt.

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

On November 4, 2014, we were named as a defendant in a civil lawsuit filed by Darling Capital, LLC, ("Darling") a creditor of ours, in the New York Supreme Court, County of New York.  The plaintiff filed a Motion For Summary Judgment in Lieu of Complaint the same day. The plaintiff alleges, among other things, that we defaulted on our obligations under a Convertible Promissory Note held by Darling. The complaint sought, among other relief, judgment against us in the amount of $57,627.  A settlement was reached on September 3, 2015 for the sum of $70,000 consisting of four payments with the final payment due on November 20, 2015.  The first payment of $10,000 was made on September 9, 2015.  No other payments have been made.

On December 3, 2014, WHC Capital, LLC filed a complaint against the Company, requesting $416,000 and alleging the Company's breach of contract and failure to deliver 22,545,900 shares of common stock pursuant to requested conversions of two promissory notes totaling $65,403.  On September 9, 2015, both parties agreed to a settlement of $130,000 in the form of seven payments.  There are currently two remaining payments due under the agreement.

Note 16 – Operating Lease

We lease our offices pursuant to an operating lease that commenced December 1, 2013 and expires in December 2019.  The lease currently has a monthly payment of $4,214, and beginning on December 1, 2016, the monthly payment increases to $4,407 and will increase incrementally through the end of the term.  Rent expense for the years ended December 31, 2015 and 2014 was $49,736 and $40,713, respectively.  Future payments for the operating lease are as follows: 2016 - $50,560; 2017 – $52,883; 2018 - $55,044; and 2019 - $57,208.

Note 17 – Subsequent Events

Subsequent to December 31. 2015, we issued a total of 25,285,602 shares of our common stock for conversion of debt principal of $39,000 and accrued interest payable of $1,355.

Subsequent to December 31, 2015, we received total proceeds of $260,000 from convertible debentures.

Subsequent to December 31, 2015, we received net proceeds of $98,727 from short-term notes payable.

Effective January 1, 2016, we cancelled 20,000 shares of Series AA Preferred Stock upon the resignation of a Director.

On March 3, 2016, the holders with the power to vote more than a majority of the outstanding common stock of the Company approved an amendment to the Company's Articles of Incorporation to effect the authorized share increase in our common stock from 500,000,000 shares to two billion (2,000,000,000) shares of common stock.  The amendment became effective on April 8, 2016.

On March 3, 2016, the name of the Company was changed from One World Holdings, Inc. to Tonner-One World Holdings, Inc.

On January 20, 2016, the Company created Tonner-One World, Inc. ("TOW"), a wholly owned subsidiary, for the purpose of taking initial steps to begin production of dolls under the combined Tonner-One World name.