Form 10-Q
period 2016-03-31
TONNER-ONE WORLD HOLDINGS, INC.
filed 2016-05-20
CIK 1017616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Registrant's telephone number, including area code (281) 940-8534
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No ☒

As of May 20, 2016 there were 457,437,483 shares of the registrant's common stock outstanding.

TONNER-ONE WORLD HOLDINGS, INC.
(Formerly One World Holdings, Inc.)

FORM 10-Q INDEX
QUARTER ENDED MARCH 31, 2016

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TONNER-ONE WORLD HOLDINGS, INC.
(Formerly One World Holdings, Inc.)
Condensed Consolidated Balance Sheets

	March 31, 2016
	(Unaudited)	December 31, 2015
ASSETS

Current assets:
Cash	$4,482	$5,932
Accounts receivable	15,429	3,022
Inventories, net	3,759	20,785
Note receivable	45,000	-
Prepaid expenses and other current assets	15,057	13,666
Prepaid consulting services	-	22,500
Total current assets	83,727	65,905

Property and equipment, net	51,033	55,458
Other assets	2,701	2,701

Total	$137,461	$124,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,997,982	$2,187,475
Accrued interest and penalties payable	1,701,044	1,265,270
Convertible debentures, net of discount	2,596,757	2,387,981
Derivative liability	7,168,777	10,852,906
Notes payable	540,328	459,801
Current portion of long-term debt, net of discount	29,777	29,409
Stockholder advances	479,076	456,376
Total current liabilities	14,513,741	17,639,218

Long-term debt, net of current portion and discount	134,893	62,361

Total liabilities	14,648,634	17,701,579

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized: Series AA, 60,000 and 80,000 shares issued and outstanding, respectively	60	80
Series BB, 186,000 shares issued and outstanding	186	186
Common stock; $0.0025 par value, 2,000,000,000 shares authorized, 447,410,607 and 422,125,005 shares issued and outstanding, respectively	1,118,527	1,055,313
Additional paid-in capital	11,337,650	11,299,059
Accumulated deficit	(26,967,596)	(29,932,153)
Total stockholders' deficit	(14,511,173)	(17,577,515)

	$137,461	$124,064

See accompanying notes to condensed consolidated financial statements

Index

TONNER-ONE WORLD HOLDINGS, INC.
(Formerly One World Holdings, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Sales	$56,668	$739

Cost of sales	19,842	1,068

Gross margin (deficit)	36,826	(329)

Operating expenses:
Selling, general and administrative	492,051	491,823
Research and development	17,222	2,412
Depreciation	4,425	3,500

Total operating expenses	513,698	497,735

Loss from operations	(476,872)	(498,064)

Other income (expense):
Interest expense	(764,487)	(666,949)
Gain (loss) on derivative liability	3,866,187	(9,942,205)
Gain on debt payable in shares	354,849	-
Loss on debt settlement	(15,120)	(19,761)

Total other income (expense)	3,441,429	(10,628,915)

Income (loss) before income taxes	2,964,557	(11,126,979)
Provision for income taxes	-	-

Net income (loss)	$2,964,557	$(11,126,979)

Net income (loss) per common share: Basic	$0.01	$(0.05)
Diluted	$0.00	$(0.05)

Weighted average number of common shares outstanding: Basic	436,566,855	226,639,181
Diluted	3,860,333,799	226,639,181

See accompanying notes to condensed consolidated financial statements

Index

TONNER-ONE WORLD HOLDINGS, INC.
(Formerly One World Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,964,557	$(11,126,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	4,425	3,500
Amortization of debt discount to interest expense	310,043	480,338
Common stock issued for services	-	600
(Gain) loss on derivative liability	(3,866,187)	9,942,205
(Gain) on debt payable in shares	(354,849)	-
(Gain) loss on debt settlement	(5,880)	19,761
Interest expense added to stockholder advances	-	28,460
Changes in operating assets and liabilities:
Accounts receivable	(12,407)	8,014
Inventories	17,026	(5,456)
Prepaid expenses and other current assets	21,109	33,994
Accounts payable and accrued expenses	165,356	(19,394)
Accrued interest and penalties payable	437,130	72,071

Net cash used in operating activities	(319,677)	(562,886)

Cash flows from investing activities:
Increase in note receivable	(70,000)	-
Repayment of note receivable	25,000	-

Net cash used in investing activities	(45,000)	-

Cash flows from financing activities:
Proceeds from convertible debentures	260,000	758,587
Proceeds from notes payable	128,722	-
Proceeds from stockholder advances	17,727	11,000
Payments on notes payable	(43,222)	-
Payments on convertible debentures	-	(193,850)
Payments on stockholder advances	-	(5,000)

Net cash provided by financing activities	363,227	570,737

Net increase (decrease) in cash	(1,450)	7,851
Cash, beginning of the period	5,932	604

Cash, end of the period	$4,482	$8,455

See accompanying notes to condensed consolidated financial statements

Index
TONNER-ONE WORLD HOLDINGS, INC.
(Formerly One World Holdings, Inc.)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2016
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Organization, Nature of Business

Tonner-One World Holdings, Inc. (the "Company"), a Nevada Corporation, is a Houston-based company focused on doll design and marketing.  Substantially all of the Company's operations are conducted through its wholly owned subsidiary, The One World Doll Project, Inc. (a Texas Corporation - "OWDPI"). OWDPI began operations on October 1, 2010.  On January 20, 2016, the Company created Tonner-One World, Inc. ("TOW"), another wholly owned subsidiary, for the purpose of taking initial steps to begin production of dolls under the combined Tonner-One World name.  Effective April 8, 2016, the name of the Company was changed from One World Holdings, Inc. to Tonner-One World Holdings, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OWDPI, TOW and National Fuel and Energy, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The interim financial information of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited, and the balance sheet as of December 31, 2015 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2015 have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception, has limited financial resources and a working capital deficit of $14,430,014 at March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $26,967,596 and a total stockholders' deficit of $14,511,173 at March 31, 2016.  The working capital deficit, accumulated deficit and total stockholders' deficit were negatively impacted by a significant derivative liability and debt recorded through March 31, 2016.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management's plans to address the Company's continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2016 and December 31, 2015, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest and penalties payable, notes payable and stockholder advances approximate fair value because of the short-term nature of these financial instruments.

We adopted ASC Topic 820 (originally issued as SFAS 157, "Fair Value Measurements") for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

Liabilities measured at fair value on a recurring basis were as follows at March 31, 2016:

	Total	Level 1	Level 2	Level 3

Derivative liability	$7,168,777	$-	$-	$7,168,777
Convertible debentures, net of discount	2,596,757	-	-	2,596,757
Current portion of long-term debt, net of discount	29,777	-	-	29,777
Long-term debt, net of current portion and discount	134,893	-	-	134,893

Total liabilities measured at fair value	$9,930,204	$-	$-	$9,930,204

Index
NOTE 4 – INCOME (LOSS) PER SHARE

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding and conversion of debt, using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted loss per share calculation when their effect is anti-dilutive.

The common shares used in the computation of our basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended March 31,
	2016	2015

Weighted average number of shares outstanding - basic	436,566,855	226,639,181
Dilutive effect of shares issuable for convertible debt	3,423,766,944	-

Weighted average number of shares outstanding - dilutive	3,860,333,799	226,639,181

NOTE 5 – CONVERTIBLE DEBENTURES

Through March 31, 2016, we have financed our operations primarily through the issuance of various convertible debentures.  For the three months ended March 31, 2016, we received cash proceeds of $260,000 from the issuance of new convertible debentures.  Convertible debentures, net of discount, included in current liabilities totaled $2,596,757 and $2,387,981 as of March 31, 2016 and December 31, 2015, respectively.

The debentures are generally unsecured and bear interest ranging from 5% to 22% per annum, with maturities ranging from six months to two years.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company's common stock at a fixed conversion price ranging from $0.00025 to $30.00 per share or variable discounted pricing based on the market price of the Company's common stock as defined in the debt agreement.

We evaluated the convertible debentures in accordance with ASC Topic 815, "Derivatives and Hedging," and determined that the conversion feature of the convertible promissory notes with variable conversion prices were not afforded the exemption for conventional convertible instruments due to their variable conversion rates.  The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. We elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. We elected to initially and subsequently measure the notes in their entirety at fair value, with changes in fair value recognized in earnings.  We recorded a derivative liability and debt discount representing the imputed interest associated with the embedded derivative.

For those convertible debentures with fixed conversion prices, we recorded a beneficial conversion feature at the inception of the debt to additional paid-in capital and to debt discount where the conversion price was less that the market price of the stock.

Index

At March 31, 2016, the convertible debentures and related accrued interest payable were convertible into approximately 3,799,337,000 shares of our common stock.  Based on the assumptions used to estimate the fair value of the derivative liability at March 31, 2016 and assuming all lenders convert the notes payable at the March 31, 2016 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

As of March 31, 2016, $1,973,020 of the convertible debentures were delinquent.  We believe we have good relationships with the holders of the delinquent debentures, and we continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.  Several of the convertible debentures have default interest rates that apply when the debentures are delinquent, and we have accrued default interest where applicable.  In addition, we have been unable to complete certain conversions of convertible debentures during the year ended December 31, 2015, pending the increase in the number of authorized shares of our common stock, and have accrued applicable penalties as of March 31, 2016 and December 31, 2015.

Accrued interest payable for the convertible debentures, including accrued default interest and penalties, where applicable, totaled $1,555,568 and $1,141,478 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 6 – DERIVATIVE LIABILITY

As discussed in Note 5 above, we have recorded a derivative liability and a debt discount representing the imputed interest associated with the embedded derivative associated with our convertible debentures.

The debt discount is amortized over the life of the note and recognized as interest expense.  For the three months ended March 31, 2016 and 2015, we amortized debt discount of $310,043 and $480,338 to interest expense, respectively.  The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $7,168,777 and $10,852,906 at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, the convertible debentures and related accrued interest payable were convertible into approximately 3,799,337,000 shares of our common stock.  Based on the assumptions used to estimate the fair value of the derivative liability at March 31, 2016, and assuming all lenders converted the notes payable at the March 31, 2016 conversion prices, the Company would have had insufficient authorized shares of common stock to complete the debt conversions.

During the three months ended March 31, 2016, the Company had the following activity in its derivative liability account:

Derivative liability at December 31, 2015	$10,852,906
Addition to liability for new debt issued	260,000
Elimination of liability on conversion	(77,942)
Change in fair value	(3,866,187)

Derivative liability at March 31, 2016	$7,168,777

Index
For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at March 31, 2016 are as follows:

Stock price on the valuation date	$0.0025
Conversion price for the debt	$0.00025- $0.0022
Dividend yield	0.00%
Years to maturity	0.26 – 1.68
Risk free rate	0.39% - 0.66%
Expected volatility	165.17%% - 351.39%

These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

NOTE 7 – NOTES PAYABLE

We had short-term notes payable to certain individuals and companies totaling $540,328 and $459,801 as of March 31, 2016 and 2015, respectively.  As of March 31, 2016, the notes are unsecured and bear interest at rates ranging from 0% to 18%.  As of March 31, 2016, several of the notes payable were delinquent.  We believe we have good relationships with the note holders, and we continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.  Several of the convertible debentures have default interest rates that apply when the debentures are delinquent.

Accrued interest payable for the short-term notes payable, including accrued default interest where applicable, was $102,781 and $82,144 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 8 – STOCKHOLDER ADVANCES

Since the inception of the Company, we have relied on cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At March 31, 2016 and December 31, 2015, stockholder advances totalled  $479,076 and $456,376, respectively.

NOTE 9 – LONG-TERM DEBT

Our long-term debt consisted of the following at March 31, 2016:

Long-term convertible debentures, net of discount of $364,757 (see Note 5)	$134,893

Long-term note payable, net of discount of $223	29,777

Total	164,670
Current portion	29,777

Long-term debt	$134,893

Index
 The long-term note payable is an unsecured note payable of $30,000 to an individual due July 30, 2016, with interest at 14% per annum.  Payment terms for the note payable are $350 per month for six months and $698 per month for sixty months, including interest. We are in default on the note payable at March 31, 2016 due to our failure to make timely payments in accordance with the terms of the note agreement.

Accrued interest payable for the long-term debt was $42,695 and $41,648 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 10 – STOCKHOLDERS' DEFICIT

As of March 31, 2016, we had 10,000,000 shares of $0.001 par value preferred stock authorized and 2,000,000,000 shares of $0.0025 par value common stock authorized, retroactively restated for the increase in authorized shares.

On March 3, 2016, the holders with the power to vote more than a majority of the outstanding common stock of the Company approved an amendment to the Company's Articles of Incorporation to affect an authorized share increase in our common stock from 500,000,000 shares to 2,000,000,000 shares of common stock.  The amendment became effective on April 8, 2016.

We have authorized the issuance of up to 1,000,000 shares of Series AA Preferred Stock.  Among other things, the Series AA Preferred Stock allows holders thereof enhanced voting rights based on ten thousand (10,000) votes per share of the Company's common stock held by such holders of Series AA Preferred Stock.  The Series AA Preferred Stock is not convertible into common stock, does not pay dividends, and does not include a liquidation preference.  In June 2014, 20,000 shares of Series AA Preferred Stock were issued to each of the four members of the Company's Board of Directors.  On January 29, 2016, Robert Hines resigned from the Board of Directors, effective December 31, 2015, at which time he returned the 20,000 shares of Series AA Preferred Stock, which were then canceled.

We have also authorized the issuance of up to 1,000,000 shares of Series BB Preferred Stock.  Among other things, the Series BB Preferred Stock allows holders thereof voting rights equal to holders of common stock as a single class with respect to all matters submitted to holders of common stock, quarterly dividends payable in arrears in either cash or in kind, liquidation preferences, and is convertible at the option of the holder into 50 shares of common stock of the Company. As of March 31, 2016, 186,000 shares of Series BB Preferred Stock were issued and outstanding.

During the three months ended March 31, 2016, we issued a total of 25,285,602 shares of our common stock with a total value of $101,785 for conversion of debt.

During the three months ended March 31, 2015, we issued a total of 80,486,541 shares of our common stock with a total value of $296,036 for conversion of debt.

As of March 31, 2016, we had several convertible debentures and related accrued interest payable that were convertible into approximately 3,799,337,000 shares of our common stock.  We have 2,000,000,000 common shares authorized and we will be required to again increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

As of March 31, 2016, we had certain penalties on delinquent convertible debentures and pending debenture conversions that are payable in shares of our common stock.  We record these obligations at the current market value of our common stock, marking the obligations to market at each reporting date.  We recognize the change in the market value as gain or loss on debt payable in shares in other income (expense) in our consolidated statements of operations.  For the three months ended March 31, 2016, we recognized a gain on debt payable in shares of $354,849.

Index

NOTE 11 – STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2016, we did not issue any new stock options or warrants.

The following table summarizes the stock option and warrant activity during the three months ended March 31, 2016:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2015	4,977,267	$0.03	3.25
Granted	-
Exercised	-
Expired or cancelled	-

Outstanding, vested and exercisable at March 31, 2016	4,977,267	$0.03	3.00

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

NOTE 12 – CONSULTING AGREEMENTS

We have entered into various consulting agreements for financial and business development services to the Company.  Certain of these consulting agreements provide for cash compensation to the consultants; however, several are based on issuances of shares of our common stock in exchange for services.

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided.  There generally are no specified performance requirements and no provision in the agreements for return of the shares.  Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.   During the three months ended March 31, 2016 and 2015, total amortization of prepaid consulting services included in selling, general and administrative expense was $22,500 and $25,942, respectively.  As of March 31, 2016, we had no unamortized compensation paid in common shares.

NOTE 13 – RELATED PARTY TRANSACTIONS

Several of the consulting agreements discussed in Note 12 are with related parties.  Related parties consist primarily of our executive officers, directors and individuals affiliated through family relationships with our officers and directors.  There was no compensation expense paid in common shares to related parties during the three months ended March 31, 2016 and 2015.

Index

In addition to compensation expense paid in stock, we had the following amounts paid for consulting and professional fees to related parties during the three months ended:

	March 31,
	2016	2015

Founder, stockholder	$44,297	$60,072

Family of officers and directors	63,250	64,803

Total related parties	$107,547	$124,875

As of March 31, 2016 and December 31, 2015, we had convertible debentures of $5,000, $46,600, $112,663 and $8,000 payable to four family members of our executive officers. The outstanding principal and interest are convertible into shares of our common stock at a conversion prices ranging from $0.0025 to $30 per share.  We also had a short-term, non-interest bearing note payable of $5,000 to a related party as of March 31, 2016 and December 31, 2015.

Accrued interest payable to these related parties totaled $39,399 and $30,731 at March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, we had stockholder advances payable to related parties totaling $83,023.

NOTE 14 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the three months ended March 31, 2016 and 2015, we made no cash payments for income taxes.

During the three months ended March 31, 2016 and 2015, we made cash payments for interest totaling $15,430 and $70,187.

During the three months ended March 31, 2016, we had the following non-cash financing and investing activities:

•	Increased debt discount and derivative liability by $260,000.

•
Decreased accrued interest payable by $1,356, decreased convertible debentures by $39,000, decreased debt discount by $10,633, decreased derivative liability by $77,942, increased common stock by $63,214 and increased additional paid-in capital by $38,571 for common shares issued in conversion of debt.

•	Increased stockholder advances and decreased notes payable by $4,973.

•	Decreased Series AA preferred stock and increased additional paid-in capital by $20.

During the three months ended March 31, 2015, we had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and debt discount by $48,100 for beneficial conversion feature of convertible notes payable.

•	Increased debt discount and derivative liability by $721,575.

Index
•	Decreased stockholder advances and increased convertible debentures by $128,460.

•
Decreased accrued interest payable by $1,569, decreased convertible debentures by $59,925, decreased debt discount by $30,603, decreased derivative liability by $244,784, increased common stock by $201,216 and increased additional paid-in capital by $94,820 for common shares issued in conversion of debt.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718)", which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax impacts, the classification on the statement of cash flows, and forfeitures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods. We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

NOTE 16 – CONTINGENCIES

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  Management, along with the assistance of counsel, will determine the ultimate disposition and potential impact of these matters on our financial condition, liquidity or results of operations.

On November 4, 2014, we were named as a defendant in a civil lawsuit filed by Darling Capital, LLC, ("Darling") a creditor of the Company, in the New York Supreme Court, County of New York.  The plaintiff filed a Motion For Summary Judgment in Lieu of Complaint the same day. The plaintiff alleges, among other things, that we defaulted on our obligations under a Convertible Promissory Note held by Darling. The complaint sought, among other relief, judgment against us in the amount of $57,627.  A settlement was reached on September 3, 2015 for the sum of $70,000 consisting of four payments with the final payment due on November 20, 2015.  The first payment of $10,000 was made on September 9, 2015.  No other payments have been made.

On December 3, 2014, WHC Capital, LLC filed a complaint against the Company, demanding $416,000 and alleging the Company's breach of contract and failure to deliver 22,545,900 shares of common stock pursuant to requested conversions of two promissory notes totaling $65,403.  On September 9, 2015, both parties agreed to a settlement of $130,000 in the form of seven payments.  There are currently two remaining payments due under the agreement.

Index

NOTE 17 – SUBSEQUENT EVENTS

To fund our operations subsequent to March 31, 2016, we incurred net additional indebtedness totaling $89,165, consisting of proceeds from convertible debentures totaling $65,000, proceeds from short-term notes payable totaling $10,000 and stockholder advances totaling $14,165.

Subsequent to March 31, 2016, we issued a total of 10,026,876 shares of our common stock for conversion of debt principal of $10,000 and accrued interest payable of $528.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to the "Company," "Tonner-One World," "TOW," "we," "our" or "us" refer to Tonner-One World Holdings, Inc., unless the context otherwise indicates.

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

Index
General

Tonner-One World Holdings, Inc. ("Holdings"), a Nevada Corporation, formerly known as One World Holdings, Inc.), is a Houston-based company that recently released a line of mainstream multicultural dolls aimed at high-end collectors and young pre-teen girls.  Our operations are conducted through our wholly owned subsidiary, The One World Doll Project, Inc., a Texas Corporation ("OWDPI").  In this discussion Holdings and OWDPI are collectively referred to as "One World" or the "Company."  We commenced sales in October 2013.  Through the year ended December 31, 2015, we focused on direct sales and Internet sales and did not require a storefront for operations.  Manufacturing of our dolls is outsourced to physical plant facilities in the People's Republic of China owned by a third-party manufacturers we have selected.  We have purchased the requisite molds and equipment to manufacture our dolls and their accessories.  Warehousing of our merchandise inventories and fulfillment of orders here in the United States will be handled by a third-party center in Houston, Texas.  We also may have our manufacturers ship dolls directly to our major retail customers.

The Company had previously announced a proposed merger transaction whereby OWDPI would merge with Tonner Doll Company, Inc. ("Tonner"), a New York corporation with a successful history of marketing and sales of collectible dolls.  The Company formed TOW for the purpose of taking initial steps to begin production of dolls under the combined Tonner-One World banner.  Following the formation of TOW, and prior to the closing of the proposed merger transaction, management of the Company and of Tonner determined it to be in the best interests of the parties to terminate the merger and explore other opportunities.  Through the formation of TOW, the Company and Tonner have increasing opportunities to work together, and the Board of Directors of the Company has determined it to be in the best interest of the Company to change its name to Tonner-One World Holdings, Inc. to better reflect the combined focuses and prior historical successes of the two companies.

Going Concern Uncertainty

The Company has incurred operating losses since inception, has limited financial resources and a working capital deficit of $14,430,014 at March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $26,967,596 and a total stockholders' deficit of $14,511,173 at March 31, 2016.  The working capital deficit, accumulated deficit and total stockholders' deficit were negatively impacted by a significant derivative liability and debt recorded at March 31, 2016.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management's plans to address the Company's continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

We had total sales of $56,668 and $739 for the three months ended March 31, 2016 and 2015, respectively. The sales of our dolls are seasonal, with lower sales levels expected for the first few months of each calendar year.  The increase in sales in the current year is due to the successful 2015 introduction of our new line of Tween Scene dolls, with significant orders from a major retailer during the latter part of 2015.  We believe sales in the current year will continue to increase for seasonal buying and for our new line of Tween Scene dolls.

Index

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Low levels of sales or promotional pricing of our dolls can result in these costs exceeding our sales in any particular period.  Cost of sales for the three months ended March 31, 2016 and 2015 were $19,842 and $1,068, respectively.  The increase in cost of sales in the current year is due to the increase in sales of dolls discussed above.  Because of the lower levels of sales in the prior year first quarter, we reported a gross deficit on sales for the three months ended March 31, 2015.

Operating Expenses

Our selling, general and administrative expenses remained fairly constant, increasing to $492,051 in the three months ended March 31, 2016 from $491,823 in the three months ended March 31, 2015.  We continue to incur substantial sales and marketing expenses related to our new line of Tween Scene dolls. In addition, we have hired several consultants to help us establish and market the Company and our products.

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

Our research and development expenses were $17,222 and $2,412 for the three months ended March 31, 2016 and 2015, respectively.  Research and development expenses have increased in the current year as we work to complete the design and manufacturing processes for our current lines of dolls and explore opportunities to develop new lines.

Depreciation expense is currently not material to our operations.  Currently, our only depreciable assets are our molds and equipment to manufacture our dolls and their accessories.  Depreciation expense was $4,425 and $3,500 for the three months ended March 31, 2016 and 2015, respectively.

Other Income (Expense)

Our other expense is comprised of interest expense, gains or losses for the change in fair value of our derivative liability associated with our convertible debentures, gains or losses on recording certain obligations payable in shares of our common stock and for the loss on debt settlement calculated upon conversion of debt to shares of our common stock.  Our interest expense also includes the amortization of debt discount calculated at the inception of the convertible debentures and recorded with the related derivative liability.

Index

Interest expense increased to $764,487 in the three months ended March 31, 2016 from $666,949 in the three months ended March 31, 2016, 2014. This increase is due primarily to the amortization of debt discount, additional interest expense on new indebtedness and default interest and penalties calculated on several delinquent convertible debentures.

Gain on derivative liability was $3,866,187 for the three months ended March 31, 2016 compared to a loss of $9,942,205 for the three months ended March 31, 2015.  The gain or loss on derivative liability will fluctuate each period depending on the market price of our common stock, volatility, conversion prices, and other valuation inputs, and the fluctuation may be material.

During the three months ended March 31, 2016, we reported a gain on debt payable in shares of $354,849.  Certain obligations payable in our common stock for consulting services and debt conversions not completed are recorded at the market value of the shares of our common stock to be issued.  At each report date, we re-measure the market value of the common stock to be issued, recording a gain or loss on debt payable in shares.

 We reported a loss on debt settlement of $15,120 and $19,761 for the three months ended March 31, 2016 and 2015, respectively.  The gain or loss on debt settlement results from issuing our common shares in conversion of debt and eliminating corresponding derivative liabilities and debt discount.  The gain or loss on debt settlement will fluctuate each period depending on the amount of debt settled through conversion to common stock, the market price of our common stock, volatility, conversion prices, and other valuation inputs, and the fluctuation may be material.

Net Loss

As a result of the factors discussed above, we reported net income of $2,964,557 for the three months ended March 31, 2016 and a net loss of $11,126,979 for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $83,727, including cash of $4,482, accounts receivable of $15,429, inventories of $3,759, note receivable of $45,000 and prepaid expenses and other current assets totaling $15,057.

We had total current liabilities of $14,513,741 and a working capital deficit of $14,430,014 at March 31, 2016.  In addition, we had accumulated losses from inception of $26,967,596 and had a total stockholders' deficit of $14,511,173 at March 31, 2016.  Our working capital deficit, accumulated deficit and total stockholders' deficit as of March 31, 2016 were materially impacted by our non-cash derivative liability of $7,168,777.

We did not have sufficient cash at March 31, 2016 to fund future operations. Until our sales increase and stabilize, we will continue to rely on cash provided by financing activities, primarily in the form of convertible debentures, and notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Index

Net cash used in operating activities was $319,677 for the three months ended March 31, 2016 as a result of our net income of $2,964,557, non-cash expenses totaling $314,468, decreases in inventories of $17,026 and prepaid expenses and other current assets of $21,109, and increases in accounts payable and accrued expenses of $165,356 and accrued interest and penalties payable of $437,130, offset by non cash gains totaling $4,226,916 and an increase in accounts receivable of $12,407.

Net cash used in operating activities was $562,886 for the three months ended March 31, 2015 as a result of our net loss of $11,126,979, an increase in inventories of $5,456 and a decrease in accounts payable and accrued expenses of $19,394, partially offset by non-cash expenses totaling $10,474,864, decreases in accounts receivable of $8,014 and prepaid expenses and other current assets of $33,994, and an increase in accrued interest and penalties payable of $72,071.

Net cash used in investing activities during the three months ended March 31, 2016 was $45,000 comprised of the increase in note receivable of $70,000, partially offset by the repayment of note receivable of $25,000.  During the three months ended March 31, 2015, we had no net cash provided by or used in investing activities.

During the three months ended March 31, 2016, net cash provided by financing activities was $363,227, comprised of proceeds from convertible debentures of $260,000, proceeds from notes payable of $128,722, and proceeds from stockholder advances of $17,727, partially offset by payments on notes payable of $43,222.

During the three months ended March 31, 2015, net cash provided by financing activities was $570,737, comprised of proceeds from convertible debentures of $758,587 and proceeds from stockholder advances of $11,000, partially offset by payments on convertible debentures of $193,850 and payments on stockholder advances of $5,000.

We have incurred losses from operations since inception, have limited financial resources, and at March 31, 2016, had a negative working capital position and a total stockholders' deficit of $14,511,173.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls, secure financing, and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, a significant portion of our management and consulting costs have been paid through the issuance of shares of our common stock.

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

Since inception, we have been significantly dependent on third party funding and capital raised through private placements and through the issuance of convertible debt.  We secured contracts with several large retailers; however, we will continue to be dependent on third party funders until our operations generate sufficient revenue to support our operating expenses.

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

Index

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

At March 31, 2016, the convertible debentures and related accrued interest payable were convertible into approximately 3,799,337,000 shares of our common stock.  Notwithstanding the recent increase in the number of authorized common shares, based on the assumptions used to estimate the fair value of the derivative liability at March 31, 2016 and assuming all lenders convert the notes payable at the March 31, 2016 conversion prices, the Company would have had insufficient authorized shares of common stock to complete the debt conversions.

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

Inventories

Inventories, consisting primarily of dolls manufactured for resale, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  The reserve was $150,000 as of March 31, 2016 and December 31, 2015.  We currently purchase all inventories from a limited number of foreign suppliers, and are dependent on those suppliers for substantially all merchandise inventory purchases since we commenced operations.

Revenue Recognition

We record revenue from the sales of dolls and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.  Our revenues are recorded net of returns and allowances.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of March 31, 2016, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

We adopted ASC Topic 820 (originally issued as SFAS 157, "Fair Value Measurements") for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Index

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

Liabilities measured at fair value on a recurring basis are as follows at March 31, 2016:

	Total	Level 1	Level 2	Level 3

Derivative liability	$7,168,777	$-	$-	$7,168,777
Convertible debentures, net of discount	2,596,757	-	-	2,596,757
Current portion of long-term debt, net of discount	29,777	-	-	29,777
Long-term debt, net of current portion and discount	134,893	-	-	134,893

Total liabilities measured at fair value	$9,930,204	$-	$-	$9,930,204

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Index

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.  Management, along with the assistance of counsel, will determine the ultimate disposition and potential impact of these matters on our financial condition, liquidity or results of operations.

On November 4, 2014, we were named as a defendant in a civil lawsuit filed by Darling Capital, LLC, ("Darling") a creditor of the Company, in the New York Supreme Court, County of New York.  The plaintiff filed a Motion For Summary Judgment in Lieu of Complaint the same day. The plaintiff alleges, among other things, that we defaulted on our obligations under a Convertible Promissory Note held by Darling. The complaint sought, among other relief, judgment against us in the amount of $57,627.  A settlement was reached on September 3, 2015 for the sum of $70,000 consisting of four payments with the final payment due on November 20, 2015.  The first payment of $10,000 was made on September 9, 2015.  No other payments have been made.

On December 3, 2014, WHC Capital, LLC filed a complaint against the Company, demanding $416,000 and alleging the Company's breach of contract and failure to deliver 22,545,900 shares of common stock pursuant to requested conversions of two promissory notes totaling $65,403.  On September 9, 2015, both parties agreed to a settlement of $130,000 in the form of seven payments.  There are currently two remaining payments due under the agreement.

Index

Item 1A.  Risk Factors

As of March 31, 2016, we had several convertible debentures and related accrued interest payable that were convertible into approximately 3,799,337,000 shares of our common stock.  On March 3, 2016, the holders with the power to vote more than a majority of the outstanding common stock of the Company approved an amendment to the Company's Articles of Incorporation to affect an authorized share increase in our common stock from 500,000,000 shares to 2,000,000,000 shares of common stock.  The amendment became effective on April 8, 2016.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

As of the date of this filing, other than discussed above, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on April 14, 2016 (the "2015 Form 10-K").  The Risk Factors set forth in the 2015 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2015 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During April 2016, we issued convertible debentures (the "Debentures") totaling $115,000. The Debentures mature in September 2017 and bear interest at 8% per annum.  The Debentures are convertible into the Company's common stock at variable prices per share tied to the market price of the Company's common stock, subject to certain adjustments described in the debenture agreements.

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

As indicated in Notes 5 and 7 to our condensed consolidated financial statements, several of our convertible debentures and notes payable are delinquent as of March 31, 2016.  We believe we have good relationships with most debenture holders, and continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.  Several of the convertible debentures and notes have default interest rates that apply when the debentures are delinquent, and we have accrued default interest where applicable.  In addition, we have been unable to complete certain conversions of convertible debentures during the year ended December 31, 2015, pending the increase in the number of authorized shares of our common stock, and have accrued applicable penalties as of March 31, 2016.

Index

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

ONE WORLD HOLDINGS, INC.

Date: May 20, 2016	By:	/s/ Corinda Joanne Melton
Name: Corinda Joanne Melton
Title: President and Chief Executive Officer

Date: May 20, 2016	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer