Form 10-Q
period 2016-06-30
TONNER-ONE WORLD HOLDINGS, INC.
filed 2016-08-19
CIK 1017616

-
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Formerly One World Holdings, Inc.
(Former Name)
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

Yes ☐ No ☒

As of August 19, 2016 there were 506,117,010 shares of the registrant's common stock outstanding.

TONNER-ONE WORLD HOLDINGS, INC.
(Formerly One World Holdings, Inc.)

FORM 10-Q INDEX
QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TONNER-ONE WORLD HOLDINGS, INC.
(Formerly One World Holdings, Inc.)
Condensed Consolidated Balance Sheets

	June 30, 2016
	(Unaudited)	December 31, 2015
ASSETS

Current assets:
Cash	$2,664	$5,932
Accounts receivable	6,012	3,022
Inventories, net	-	20,785
Prepaid expenses and other current assets	-	13,666
Prepaid consulting services	-	22,500
Total current assets	8,676	65,905

Property and equipment, net	46,608	55,458
Other assets	2,701	2,701

Total	$57,985	$124,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,085,576	$2,187,475
Accrued interest and penalties payable	2,142,928	1,265,270
Convertible debentures, net of discount	2,748,116	2,387,981
Derivative liability	4,394,475	10,852,906
Notes payable	540,328	459,801
Current portion of long-term debt, net of discount	29,977	29,409
Stockholder advances	505,548	456,376
Total current liabilities	12,446,948	17,639,218

Long-term debt, net of current portion and discount	216,550	62,361

Total liabilities	12,663,498	17,701,579

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized: Series AA, 60,000 and 80,000 shares issued and outstanding, respectively	60	80
Series BB, 186,000 shares issued and outstanding	186	186
Common stock; $0.0025 par value, 2,000,000,000 shares authorized, 487,753,010 and 422,125,005 shares issued and outstanding, respectively	1,219,383	1,055,313
Additional paid-in capital	11,317,926	11,299,059
Accumulated deficit	(25,143,068)	(29,932,153)
Total stockholders' deficit	(12,605,513)	(17,577,515)

Total	$57,985	$124,064

See accompanying notes to condensed consolidated financial statements

TONNER-ONE WORLD HOLDINGS, INC.
(Formerly One World Holdings, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$3,424	$833	$60,092	$1,572

Cost of sales	6,827	836	26,669	1,904

Gross margin (deficit)	(3,403)	(3)	33,423	(332)

Operating expenses:
Selling, general and administrative	503,710	451,550	995,761	943,373
Research and development	4,210	3,981	21,432	6,393
Depreciation	4,425	3,500	8,850	7,000

Total operating expenses	512,345	459,031	1,026,043	956,766

Loss from operations	(515,748)	(459,034)	(992,620)	(957,098)

Other income (expense):
Interest expense	(712,795)	(451,566)	(1,477,282)	(1,118,515)
Gain (loss) on derivative liability	2,828,704	(7,126,383)	6,694,891	(17,068,588)
Gain on debt payable in shares	222,416	-	577,265	-
Gain (loss) on debt settlement	1,951	31,616	(13,169)	11,855

Total other income (expense)	2,340,276	(7,546,333)	5,781,705	(18,175,248)

Income (loss) before income taxes	1,824,528	(8,005,367)	4,789,085	(19,132,346)
Provision for income taxes	-	-	-	-

Net income (loss)	$1,824,528	$(8,005,367)	$4,789,085	$(19,132,346)

Net income (loss) per common share:
Basic	$0.00	$(0.03)	$0.01	$(0.08)
Diluted	$0.00	$(0.03)	$0.00	$(0.08)

Weighted average number of common shares outstanding:
Basic	460,164,835	279,277,078	448,365,845	253,103,538
Diluted	1,656,720,994	279,277,078	1,346,154,565	253,103,538

See accompanying notes to condensed consolidated financial statements

TONNER-ONE WORLD HOLDINGS, INC.
(Formerly One World Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$4,789,085	$(19,132,346)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	8,850	7,000
Amortization of debt discount to interest expense	580,171	808,293
(Gain) loss on derivative liability	(6,694,891)	17,068,588
(Gain) on debt payable in shares	(577,265)	-
(Gain) on debt settlement	(7,831)	(11,855)
Interest expense added to stockholder advances	-	28,460
Common stock issued for services	-	2,400
Changes in operating assets and liabilities:
Accounts receivable	(2,990)	7,949
Inventories	20,785	(4,852)
Prepaid expenses and other current assets	22,500	(238,600)
Accounts payable and accrued expenses	475,366	215,532
Accrued interest and penalties payable	880,753	165,585

Net cash used in operating activities	(505,467)	(1,083,846)

Cash flows from investing activities:
Increase in note receivable	(70,000)	-
Repayment of note receivable	70,000	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible debentures	375,000	853,547
Proceeds from notes payable	128,722	468,500
Proceeds from stockholder advances	44,199	15,000
Payment of debt issuance costs	(2,500)	-
Payments on notes payable	(43,222)	(25,000)
Payments on convertible debentures	-	(214,850)
Payments on stockholder advances	-	(13,955)

Net cash provided by financing activities	502,199	1,083,242

Net decrease in cash	(3,268)	(604)
Cash, beginning of the period	5,932	604

Cash, end of the period	$2,664	$-

See accompanying notes to condensed consolidated financial statements

TONNER-ONE WORLD HOLDINGS, INC.
(Formerly One World Holdings, Inc.)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2016
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

Interim Financial Information

The interim financial information of the Company as of June 30, 2016 and for the three months and six months ended June 30, 2016 and 2015 is unaudited, and the balance sheet as of December 31, 2015 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for any interim period are not necessarily indicative of the results that can be expected for a full fiscal year.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2015 have been reclassified to conform to the current year presentation.

NOTE 2 – GOING CONCERN

The Company has incurred operating losses since inception, has limited financial resources and a working capital deficit of $12,438,272 at June 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $25,143,068, and a total stockholders' deficit of $12,605,513 at June 30, 2016.  The working capital deficit, accumulated deficit and total stockholders' deficit were negatively impacted by a significant derivative liability and debt recorded through June 30, 2016.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management's plans to address the Company's continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2016 and December 31, 2015, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest and penalties payable, notes payable and stockholder advances approximate fair value because of the short-term nature of these financial instruments.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Liabilities measured at fair value on a recurring basis were as follows at June 30, 2016:

	Total	Level 1	Level 2	Level 3

Derivative liability	$4,394,475	$-	$-	$4,394,475
Convertible debentures, net of discount	2,748,116	-	-	2,748,116
Current portion of long-term debt, net of discount	29,977	-	-	29,977
Long-term debt, net of current portion and discount	216,550	-	-	216,550

Total liabilities measured at fair value	$7,389,118	$-	$-	$7,389,118

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

The common shares used in the computation of our basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Weighted average number of shares outstanding - basic	460,164,835	279,277,078	448,365,845	253,103,538
Dilutive effect of shares issuable for convertible debt	1,196,556,159	-	897,788,720	-

Weighted average number of shares outstanding - dilutive	1,656,720,994	279,277,078	1,346,154,565	253,103,538

NOTE 5 – CONVERTIBLE DEBENTURES

Through June 30, 2016, we have financed our operations primarily through the issuance of various convertible debentures.  For the six months ended June 30, 2016, we received cash proceeds of $375,000 from the issuance of new convertible debentures.  Convertible debentures, net of discount, included in current liabilities totaled $2,760,088 and $2,387,981 as of June 30, 2016 and December 31, 2015, respectively.

The following is a schedule of short-term convertible debentures outstanding as of June 30, 2016:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 1	10/10/11	$30.00	$ 25,000	$ 25,000	12 months	14%
Debenture 3	2/17/12	$30.00	10,000	10,000	12 months	14%
Debenture 4	3/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 5	3/19/12	$30.00	5,000	5,000	12 months	14%
Debenture 6	4/29/12	$30.00	5,000	5,000	12 months	14%
Debenture 7	4/25/12	$30.00	10,000	10,000	12 months	14%
Debenture 8	10/9/12	$30.00	5,000	5,000	12 months	14%
Debenture 10	11/15/12	$30.00	5,000	5,000	12 months	14%
Debenture 11	11/20/12	$30.00	2,000	2,000	12 months	14%
Debenture 12	12/11/12	$30.00	2,500	2,500	12 months	14%
Debenture 14	1/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 15	2/5/13	$30.00	2,500	2,500	12 months	14%
Debenture 17	7/23/13	Variable	62,000	62,000	9 months	8%
Debenture 19	7/29/13	$30.00	10,000	10,000	12 months	14%
Debenture 22	9/4/13	Variable	50,000	50,000	12 months	8%
Debenture 31	10/3/13	Variable	3,750	3,750	12 months	8%
Debenture 33	10/25/13	Variable	52,000	52,000	9 months	8%
Debenture 34	10/25/13	Variable	30,000	47,455	9 months	8%
Debenture 36	11/29/13	Variable	30,000	22,800	6 months	15%
Debenture 37	11/29/13	Variable	25,000	25,000	6 months	15%
Debenture 39	12/2/13	Variable	25,000	15,000	6 months	15%
Debenture 47	6/23/13	Variable	35,000	17,500	7 months	10%
Debenture 48	6/23/13	Variable	12,500	12,500	7 months	10%
Debenture 49	1/12/14	Variable	26,000	26,000	12 months	22%
Debenture 50	1/12/14	Variable	60,000	60,000	12 months	12%
Debenture 51	2/3/14	$0.06	50,000	46,600	2 months	14%
Debenture 52	2/18/14	$0.06	5,000	5,000	12 months	14%
Debenture 53	3/17/14	Variable	25,000	23,500	12 months	18%
Debenture 54	3/20/14	Variable	10,000	10,000	12 months	18%
Debenture 55	3/25/14	Variable	10,000	10,000	12 months	18%
Debenture 56	3/28/14	Variable	55,000	55,000	12 months	18%
Debenture 57	4/1/14	$0.0025	50,000	800	6 months	14%
Debenture 58	4/9/14	Variable	75,000	75,000	11 months	18%
Debenture 59	4/10/14	Variable	60,000	60,000	11 months	18%
Debenture 60	4/11/14	Variable	2,272	2,272	11 months	18%
Debenture 61	4/11/14	Variable	40,000	19,475	12 months	15%
Debenture 62	4/16/14	Variable	30,000	8,503	24 months	12%
Debenture 63	4/23/14	$0.04	10,500	10,500	12 months	14%
Debenture 64	5/8/14	$0.06	4,000	4,000	12 months	14%
Debenture 65	5/21/14	Variable	50,000	50,000	12 months	15%
Debenture 68	7/11/14	$0.01	25,000	7,500	12 months	14%
Debenture 70	7/24/14	$0.06	48,360	48,360	12 months	14%

Debenture 73	8/29/14	Variable	67,595	19,966	6 months	5%
Debenture 74	9/3/14	Variable	37,520	37,520	24 months	12%
Debenture 75	9/8/14	$0.01	25,000	25,000	12 months	14%
Debenture 76	9/9/14	$0.01	36,359	36,359	12 months	14%
Debenture 77	9/9/14	$0.0025	8,641	811	12 months	14%
Debenture 78	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 79	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 80	9/9/14	$0.0025	10,000	10,000	12 months	14%
Debenture 81	9/9/14	$0.0025	77,595	73,845	12 months	14%
Debenture 82	9/10/14	$0.01	8,000	8,000	12 months	14%
Debenture 83	9/10/14	$0.01	15,000	15,000	12 months	14%
Debenture 85	9/17/14	Variable	5,000	5,000	6 months	5%
Debenture 87	9/24/14	Variable	140,995	140,995	6 months	5%
Debenture 88	10/1/14	$0.00025	16,378	13,878	12 months	14%
Debenture 90	10/27/14	$0.01	50,000	50,000	12 months	14%
Debenture 92	10/31/14	$0.0025	63,097	63,097	12 months	16%
Debenture 96	3/27/15	Variable	128,460	111,670	12 months	8%
Debenture 97	1/18/15	Variable	7,500	7,500	12 months	14%
Debenture 98	2/12/15	$0.0145	12,500	12,500	12 months	14%
Debenture 99	3/31/15	$0.01	112,972	112,972	12 months	14%
Debenture 100	2/2/15	Variable	79,115	79,115	12 months	12%
Debenture 101	2/2/15	Variable	45,000	45,000	12 months	12%
Debenture 102	2/24/15	$0.0025	10,000	9,000	12 months	14%
Debenture 104	3/12/15	Variable	25,000	25,000	12 months	14%
Debenture 105	3/21/15	$0.0025	30,000	30,000	12 months	14%
Debenture 106	1/5/15	Variable	15,000	15,000	6 months	15%
Debenture 107	1/5/15	Variable	15,000	5,300	6 months	15%
Debenture 109	2/11/15	Variable	25,000	25,000	12 months	8%
Debenture 110	2/26/15	Variable	16,000	16,000	12 months	8%
Debenture 111	3/4/15	Variable	27,500	27,500	12 months	8%
Debenture 112	3/1/15	$0.0015	10,000	10,000	12 months	14%
Debenture 114	4/2/15	Variable	26,947	24,447	12 months	8%
Debenture 115	4/2/15	$0.001	23,660	23,660	12 months	14%
Debenture 116	3/31/15	Variable	14,000	14,000	6 months	15%
Debenture 117	4/14/15	Variable	20,000	20,000	6 months	15%
Debenture 118	4/27/15	Variable	25,000	25,000	12 months	14%
Debenture 119	3/31/15	Variable	14,000	14,000	6 months	15%
Debenture 120	5/27/15	$0.0025	7,500	7,500	12 months	14%
Debenture 121	7/2/15	$0.0025	175,000	175,000	12 months	14%
Debenture 122	7/3/15	Variable	238,894	221,894	12 months	8%
Debenture 126	9/8/15	$0.0025	112,663	112,663	12 months	14%
Debenture 128	9/15/15	$0.0025	10,000	10,000	12 months	14%
Debenture 129	9/8/15	$0.0050	2,000	2,000	12 months	14%
Debenture 130	10/12/15	$0.0050	15,000	15,000	12 months	14%
Debenture 131	10/12/15	$0.0050	20,000	20,000	12 months	14%
Debenture 132	10/15/15	$0.0025	10,750	10,750	12 months	14%
Debenture 134	10/20/15	$0.0050	10,000	10,000	12 months	14%
Debenture 135	12/5/15	$0.0050	10,000	10,000	12 months	14%
Debenture 137	12/18/15	$0.0050	20,000	20,000	12 months	14%
Debenture 138	1/7/16	Variable	50,000	50,000	12 months	14%
Debenture 139	1/11/16	Variable	25,000	25,000	12 months	14%
Debenture 140	1/25/16	Variable	10,000	10,000	12 months	14%
Debenture 141	1/29/16	Variable	125,000	125,000	12 months	16%
Debenture 146	5/10/16	Variable	50,000	50,000	12 months	14%

Total			$ 3,206,523	2,966,957
Less discount				(218,841)

Net				$ 2,748,116

The following is a schedule of long-term convertible debentures outstanding as of June 30, 2016:

Description	Date	Conversion Price	Original Principal Amount	Unpaid Principal Balance	Term	Interest Rate

Debenture 123	8/24/15	Variable	$ 34,650	$ 24,650	24 months	8%
Debenture 125	9/4/15	Variable	105,000	105,000	24 months	8%
Debenture 127	9/25/15	Variable	50,000	50,000	24 months	8%
Debenture 133	10/20/15	Variable	100,000	100,000	24 months	8%
Debenture 136	12/4/15	Variable	160,000	160,000	24 months	8%
Debenture 142	1/29/16	Variable	20,000	20,000	20 months	8%
Debenture 143	3/3/16	Variable	30,000	30,000	18 months	8%
Debenture 144	4/15/16	Variable	15,000	15,000	17 months	8%
Debenture 145	4/18/16	Variable	50,000	50,000	17 months	8%

Total			$ 564,650	554,650
Less discount				(338,100)

Net				$ 216,550

The convertible debentures are generally unsecured and bear interest ranging from 5% to 22% per annum, with maturities ranging from six months to two years.  The outstanding principal and accrued interest of the debentures are convertible into shares of the Company's common stock at a fixed conversion price ranging from $0.00025 to $30.00 per share or variable discounted pricing based on the market price of the Company's common stock as defined in the debt agreement.
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

At June 30, 2016, the convertible debentures and related accrued interest payable were convertible into approximately 6,698,670,000 shares of our common stock.  Based on the assumptions used to estimate the fair value of the derivative liability at June 30, 2016 and assuming all lenders convert the notes payable at the June 30, 2016 conversion prices, the Company would have insufficient authorized shares of common stock to complete the debt conversions.

As of June 30, 2016, $2,062,129 of the convertible debentures were delinquent.  We believe we have good relationships with the holders of the delinquent debentures, and we continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.  Several of the convertible debentures have default interest rates that apply when the debentures are delinquent, and we have accrued default interest where applicable.  In addition, we have been unable to complete certain conversions of convertible debentures during the year ended December 31, 2015, pending an increase in the number of authorized shares of our common stock, and have accrued applicable penalties as of June 30, 2016 and December 31, 2015.

Accrued interest payable for the convertible debentures, including accrued default interest and penalties, where applicable, totaled $1,982,955 and $1,141,478 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 6 – DERIVATIVE LIABILITY

As discussed in Note 5 above, we have recorded a derivative liability and a debt discount representing the imputed interest associated with the embedded derivative associated with our convertible debentures.  In addition, we have recorded a derivative liability for the variable conversion feature of certain outstanding warrants to purchase shares of our common stock.

The debt discount is amortized over the life of the note and recognized as interest expense. For the three months ended June 30, 2016 and 2015, we amortized debt discount of $270,128 and $327,955 to interest expense, respectively.  For the six months ended June, 2016 and 2015, we amortized debt discount of $580,171 and $808,293 to interest expense, respectively.  The derivative liability is adjusted at each reporting date according to stock price fluctuations and other inputs and was $4,394,475 and $10,852,906 at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, the convertible debentures and related accrued interest payable were convertible into approximately 6,698,670,000 shares of our common stock.  Based on the assumptions used to estimate the fair value of the derivative liability at June 30, 2016, and assuming all lenders converted the notes payable at the June 30, 2016 conversion prices, the Company would have had insufficient authorized shares of common stock to complete the debt conversions.

During the six months ended June 30, 2016, the Company had the following activity in its derivative liability:

Derivative liability at December 31, 2015	$10,852,906
Addition to liability for new debt issued	375,000
Elimination of liability on conversion	(138,540)
Change in fair value	(6,694,891)

Derivative liability at June 30, 2016	$4,394,475

For purpose of determining the fair market value of the derivative liability, we used the Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative liability at June 30, 2016 are as follows:

Stock price on the valuation date	$0.0009
Conversion price for the debt	$0.00025- $0.00068
Dividend yield	0.00%
Years to maturity	0.186 – 1.43
Risk free rate	0.36% - 0.52%
Expected volatility	165.21%% - 259.99%

These assumptions are subject to significant changes and market fluctuations from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

NOTE 7 – NOTES PAYABLE

We had short-term notes payable to certain individuals and companies totaling $540,328 and $459,801 as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016, the notes are unsecured and bear interest at rates ranging from 0% to 18%.  As of June 30, 2016, several of the notes payable were delinquent.  We believe we have good relationships with the note holders, and we continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.  Several of the convertible debentures have default interest rates that apply when the debentures are delinquent.

Accrued interest payable for the short-term notes payable, including accrued default interest where applicable, was $116,231 and $82,144 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 8 – STOCKHOLDER ADVANCES

Since the inception of the Company, we have relied on cash advances from certain stockholders to fund our operations.  These advances generally have no specified repayment terms and no stated rate of interest.  All advances are considered by us to be due on demand until such time as the advances are converted into notes payable, issuances of shares of our common stock or other formal repayment arrangements.  At June 30, 2016 and December 31, 2015, stockholder advances totalled  $505,548 and $456,376, respectively.

NOTE 9 – LONG-TERM DEBT

Our long-term debt consisted of the following at June 30, 2016:
Long-term convertible debentures, net of discount of $338,100 (see Note 5)	$216,550

Long-term note payable, net of discount of $23	29,977

Total	246,527
Current portion	29,977

Long-term debt	$216,550

 The long-term note payable is an unsecured note payable of $30,000 to an individual due July 30, 2016, with interest at 14% per annum.  Payment terms for the note payable are $350 per month for six months and $698 per month for sixty months, including interest. We are in default on the note payable at June 30, 2016 due to our failure to make timely payments in accordance with the terms of the note agreement.

Accrued interest payable for long-term debt was $43,742 and $41,648 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 10 – STOCKHOLDERS' DEFICIT

As of June 30, 2016, we had 10,000,000 shares of $0.001 par value preferred stock authorized and 2,000,000,000 shares of $0.0025 par value common stock authorized, retroactively restated for the increase in authorized shares.

On March 3, 2016, the holders with the power to vote more than a majority of the outstanding common stock of the Company approved an amendment to the Company's Articles of Incorporation to effect an authorized share increase in our common stock from 500,000,000 shares to 2,000,000,000 shares of common stock.  The amendment became effective on April 8, 2016.

We have authorized the issuance of up to 1,000,000 shares of Series AA Preferred Stock.  Among other things, the Series AA Preferred Stock allows holders thereof enhanced voting rights based on ten thousand (10,000) votes per share of the Company's common stock held by such holders of Series AA Preferred Stock.  The Series AA Preferred Stock is not convertible into common stock, does not pay dividends, and does not include a liquidation preference.  In June 2014, 20,000 shares of Series AA Preferred Stock were issued to each of the four members of the Company's Board of Directors and valued at par value of $80.  On January 29, 2016, Robert Hines resigned from the Board of Directors, effective December 31, 2015, at which time he returned the 20,000 shares of Series AA Preferred Stock, which were valued at par value of $20 and canceled.

We have also authorized the issuance of up to 1,000,000 shares of Series BB Preferred Stock.  Among other things, the Series BB Preferred Stock allows holders thereof voting rights equal to holders of common stock as a single class with respect to all matters submitted to holders of common stock, quarterly dividends payable in arrears in either cash or in kind, liquidation preferences, and is convertible at the option of the holder into 50 shares of common stock of the Company. As of June 30, 2016, 186,000 shares of Series BB Preferred Stock were issued and outstanding.

During the six months ended June 30, 2016, we issued a total of 65,628,005 shares of our common stock with a total value of $182,917 for conversion of debt.

During the six months ended June 30, 2015, we issued a total of 167,395,050 shares of our common stock with a total value of $711,522 for conversion of debt.

As of June 30, 2016, we had several convertible debentures and related accrued interest payable that were convertible into approximately 6,698,670,000 shares of our common stock.  We have 2,000,000,000 common shares authorized and we will be required to again increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

As of June 30, 2016, we had certain penalties on delinquent convertible debentures and pending debenture conversions that are payable in shares of our common stock.  We record these obligations at the current market value of our common stock, marking the obligations to market at each reporting date.  We recognize the change in the market value as gain or loss on debt payable in shares in other income (expense) in our consolidated statements of operations.  For the three months and six months ended June 30, 2016, we recognized a gain on debt payable in shares of $222,416 and $577,265, respectively.

NOTE 11 – STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2016, we did not issue any new stock options or warrants.

The following table summarizes the stock option and warrant activity during the six months ended June 30, 2016:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2015	4,977,267	$0.03	3.25
Granted	-
Exercised	-
Expired or cancelled	-

Outstanding, vested and exercisable at June 30, 2016	4,977,267	$0.03	2.75

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

Under the consulting agreements that provide for share issuances, shares were generally issued at the inception of the agreements for services provided.  There generally are no specified performance requirements and no provision in the agreements for return of the shares.  Compensation expense is calculated based on the market price of the stock on the effective date of agreement and amortized over the period over which the services are provided to the Company.  During the three months ended June 30, 2016 and 2015, total compensation expense included in selling, general and administrative expense was $0 and $22,500, respectively.  During the six months ended June 30, 2016 and 2015, total compensation expense included in selling, general and administrative expense was $22,500 and $48,442, respectively.  As of June 30, 2016, we had no unamortized compensation paid in common shares.

NOTE 13 – RELATED PARTY TRANSACTIONS

Certain of the consulting agreements discussed in Note 12 are with related parties.  Related parties consist primarily of our executive officers, directors, significant shareholders and individuals affiliated through family relationships with these individuals.  There was no compensation expense paid in common shares to related parties during the three months and six months ended June 30, 2016 and 2015.

We paid consulting and other fees to related parties totaling $45,902 and $38,672 during the three months ended June 30, 2016 and 2015, respectively, and $125,178 and $134,847 during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, we had convertible debentures of $5,000 and $46,600 payable to related parties. The outstanding principal and interest are convertible into shares of our common stock at a conversion prices ranging from $0.06 to $30 per share.

Accrued interest payable to these related parties totaled $30,766 and $24,341 at June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, we had stockholder advances payable to related parties totaling $83,023.

NOTE 14 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2016 and 2015, we made no cash payments for income taxes.

During the six months ended June 30, 2016 and 2015, we made cash payments for interest totaling $17,480 and $78,552.

During the six months ended June 30, 2016, we had the following non-cash financing and investing activities:

•	Increased debt discount and derivative liability by $375,000.

•	Decreased accrued interest payable by $3,095, decreased convertible debentures by $68,289, decreased debt discount by $19,176, decreased derivative liability by $138,540, increased common stock by $164,070 and increased additional paid-in capital by $18,847 for common shares issued in conversion of debt.

•	Increased stockholder advances and decreased notes payable by $4,973.

•	Decreased Series AA preferred stock and increased additional paid-in capital by $20.

•	Decreased prepaid expenses and other current assets and increased debt discount by $13,666.

During the six months ended June 30, 2015, we had the following non-cash financing and investing activities:

•	Increased additional paid-in capital and debt discount by $71,760 for beneficial conversion feature of convertible notes payable.

•	Increased debt discount and derivative liability by $812,321.

•	Decreased stockholder advances and increased convertible debentures by $128,460.

•	Decreased accrued interest payable by $11,547, decreased convertible debentures by $127,085, decreased debt discount by $47,839, decreased derivative liability by $630,184, increased common stock by $418,487 and increased additional paid-in capital by $293,035 for common shares issued in conversion of debt.

•	Decreased accrued interest payable by $1,947 and increased convertible debentures by $1,947.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs." To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted the new guidance effective January 1, 2016. Our prior period consolidated financial statements were not impacted by the adoption of this Update.

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

NOTE 17 – SUBSEQUENT EVENTS

To fund our operations subsequent to June 30, 2016, we incurred additional indebtedness totaling $6,500, consisting of proceeds from short-term notes payable

Subsequent to June 30, 2016, we issued a total of 18,364,000 shares of our common stock for conversion of debt principal of $6,000 and accrued interest payable of $427.

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

Going Concern Uncertainty

The Company has incurred operating losses since inception, has limited financial resources and a working capital deficit of $12,438,272 at June 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In addition, the Company had an accumulated deficit of $25,143,068 and a total stockholders' deficit of $12,605,513 at June 30, 2016.  The working capital deficit, accumulated deficit and total stockholders' deficit were negatively impacted by a significant derivative liability and debt recorded at June 30, 2016.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations.  Management's plans to address the Company's continuing existence include obtaining debt or equity funding from private or institutional sources or obtaining loans from financial institutions and individuals, where possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Sales

We had total sales of $3,424 and $833 for the three months ended June 30, 2016 and 2015 and $60,092 and $1,572 for the six months ended June 30, 2016 and 2015, respectively. The sales of our dolls are seasonal, with lower sales levels expected for the first few months of each calendar year.  The increase in sales in the current year is due to the successful 2015 introduction of our new line of Tween Scene dolls, with significant orders from a major retailer during the latter part of 2015.  We believe sales in the current year will continue to increase for seasonal buying and for our new line of Tween Scene dolls.

Cost of Sales

Our cost of sales includes the cost to manufacture our dolls, inbound shipping costs to the United States and handling, fulfillment and outbound shipping costs incurred by our warehouse and fulfillment center.  Low levels of sales or promotional pricing of our dolls can result in these costs exceeding our sales in any particular period.  Cost of sales were $6,827 and $836 for the three months ended June 30, 2016 and 2015 and $26,669 and $1,904 for the six months ended June 30, 2016 and 2015, respectively.  The increase in cost of sales in the current year is due to the increase in sales of dolls discussed above.  Because of the lower levels of sales, we reported a gross deficit on sales for the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2015.

Operating Expenses

Our selling, general and administrative expenses increased $52,161, or approximately 12%, to $503,711 for the three months ended June 30, 2016 from $451,550 for the three months ended June 30, 2015, and increased $52,388, or approximately 6%, to $995,761 for the six months ended June 30, 2016 from $943,373 for the six months ended June 30, 2015.  We continue to incur substantial sales and marketing expenses related to our new line of Tween Scene dolls. In addition, we have hired several consultants to help us establish and market the Company and our products and incurred increased levels of professional fees in the first six months of 2016.

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

Our research and development expenses were $4,210 and $3,981 for the three months ended June 30, 2016 and 2015 and $21,432 and $6,393 for the six months ended June 30, 2016 and 2015, respectively.  Research and development expenses have increased in the current year as we work to complete the design and manufacturing processes for our current lines of dolls and explore opportunities to develop new lines.

Depreciation expense is currently not material to our operations.  Currently, our only depreciable assets are our molds and equipment to manufacture our dolls and their accessories.  Depreciation expense was $4,425 and $3,500 for the three months ended June 30, 2016 and 2015 and $8,850 and $7,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Interest expense increased to $712,795 in the three months ended June 30, 2016 from $451,566 in the three months ended June 30, 2015 and increased to $1,477,282 in the six months ended June 30, 2016 from $1,118,515 in the six months ended June 30, 2015. This increase is due primarily to the amortization of debt discount, additional interest expense on new indebtedness and default interest and penalties calculated on several delinquent convertible debentures.

Gain on derivative liability was $2,828,705 for the three months ended June 30, 2016 compared to a loss of $7,126,383 for the three months ended June 30, 2015.  Similarly, gain on derivative liability was $6,694,891 for the six months ended June 30, 2016 compared to a loss of $17,068,588 for the six months ended June 30, 2015. The gain or loss on derivative liability will fluctuate each period depending on the market price of our common stock, volatility, conversion prices, and other valuation inputs, and the fluctuation may be material.

We reported a gain on debt payable in shares of $222,416 and $577,265 during the three months and six months ended June 30, 2016, respectively.  Certain obligations payable in our common stock for consulting services and debt conversions not completed are recorded at the market value of the shares of our common stock to be issued.  At each report date, we re-measure the market value of the common stock to be issued, recording a gain or loss on debt payable in shares.

 We reported a gain on debt settlement of $1,951 and $31,616 for the three months ended June 30, 2016 and 2015, respectively.  We reported a loss on debt settlement of $13,169 and a gain on debt settlement of $11,855 for the six months ended June 30, 2016 and 2015, respectively.  The gain or loss on debt settlement results from issuing our common shares in conversion of debt and eliminating corresponding derivative liabilities and debt discount.  The gain or loss on debt settlement will fluctuate each period depending on the amount of debt settled through conversion to common stock, the market price of our common stock, volatility, conversion prices, and other valuation inputs, and the fluctuation may be material.

Net Income (Loss)

As a result of the factors discussed above, we reported net income of $1,824,528 and $4,789,085 for the three months and six months ended June 30, 2016, respectively, and a net loss of $8,005,367 and $19,132,346 for the three months and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $8,676, including cash of $2,664 and accounts receivable of $6,012.

We had total current liabilities of $12,446,948 and a working capital deficit of $12,438,272 at June 30, 2016.  In addition, we had accumulated losses from inception of $25,143,068 and had a total stockholders' deficit of $12,605,513 at June 30, 2016.  Our working capital deficit, accumulated deficit and total stockholders' deficit as of June 30, 2016 were materially impacted by our non-cash derivative liability of $4,394,475.

We did not have sufficient cash at June 30, 2016 to fund future operations. Until our sales increase and stabilize, we will continue to rely on cash provided by financing activities, primarily in the form of convertible debentures, and notes and advances from our stockholders. We also have paid substantial consulting fees through the issuance of shares of our common stock, reducing the need for cash to pay these obligations. We believe, however, that we will be required to pay our consultants more in cash as we move forward with our operating plan.

Net cash used in operating activities was $505,467 for the six months ended June 30, 2016 as a result of our net income of $4,789,085, non-cash expenses totaling $589,021, decreases in inventories of $20,785 and prepaid expenses and other current assets of $22,500, and increases in accounts payable and accrued expenses of $475,366 and accrued interest and penalties payable of $880,753, offset by non cash gains totaling $7,279,987 and an increase in accounts receivable of $2,990.

Net cash used in operating activities was $1,083,846 for the six months ended June 30, 2015 as a result of our net loss of $19,132,346, non-cash gain of $11,855, increases in inventories of $4,852 and prepaid expenses and other current assets of $238,600, partially offset by non-cash expenses totaling $17,914,741, decrease in accounts receivable of $7,949 and an increases in accounts payable and accrued expenses of $215,532 and accrued interest and penalties payable of $165,585.

Net cash used in investing activities during the six months ended June 30, 2016 was $0 comprised of the increase in note receivable of $70,000, offset by the repayment of note receivable of $70,000.  During the six months ended June 30, 2015, we had no net cash provided by or used in investing activities.

During the six months ended June 30, 2016, net cash provided by financing activities was $502,199, comprised of proceeds from convertible debentures of $375,000, proceeds from notes payable of $128,722, and proceeds from stockholder advances of $44,199, partially offset by payment of debt issuance costs of $2,500 and payments on notes payable of $43,222.

During the six months ended June 30, 2015, net cash provided by financing activities was $1,083,242, comprised of proceeds from convertible debentures of $853,547, proceeds from notes payable of $468,500 and proceeds from stockholder advances of $15,000, partially offset by payments on notes payable of $25,000, payments on convertible debentures of $214,850 and payments on stockholder advances of $13,955.

We have incurred losses from operations since inception, have limited financial resources, and at June 30, 2016, had a negative working capital position and a total stockholders' deficit of $12,605,513.  The losses to date represent costs incurred primarily to pay the management team and individuals engaged by us to design and develop our dolls, to negotiate and coordinate the production of the dolls, secure financing, and to develop the marketing strategy to promote the doll line to doll collectors and public markets.  We have also incurred significant administrative expenses, consisting primarily of professional fees and management and consulting services. While professional fees have been paid substantially in cash, a significant portion of our management and consulting costs have been paid through the issuance of shares of our common stock.

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

As of June 30, 2016, we had several convertible debentures and related accrued interest payable that were convertible into approximately 6,698,670,000 shares of our common stock.  Notwithstanding the recent increase in the number of authorized common shares, based on the assumptions used to estimate the fair value of our derivative liability at June 30, 2016 and assuming all lenders convert the notes payable at the June 30, 2016 conversion prices, the Company would have had insufficient authorized shares of common stock to complete the debt conversions.  This factor has hampered our fund raising efforts.

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

Inventories

Inventories, consisting primarily of dolls manufactured for resale, are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  We maintain a reserve for obsolete inventories to reduce excess and obsolete inventories to their estimated net realizable value.  The reserve was $150,000 as of June 30, 2016 and December 31, 2015.  We currently purchase all inventories from a limited number of foreign suppliers, and are dependent on those suppliers for substantially all merchandise inventory purchases since we commenced operations.

Revenue Recognition

We record revenue from the sales of dolls and accessories in accordance with the underlying sales agreements when the products are shipped, the selling price is fixed and determinable, and collection is reasonably assured.  Our revenues are recorded net of returns and allowances.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of June 30, 2016, we believe the amounts reported for cash, accounts payable and accrued expenses, accrued interest payable, and notes payable approximate fair value because of the short-term nature of these financial instruments.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Liabilities measured at fair value on a recurring basis are as follows at June 30, 2016:
	Total	Level 1	Level 2	Level 3

Derivative liability	$4,394,475	$-	$-	$4,394,475
Convertible debentures, net of discount	2,748,116	-	-	2,748,116
Current portion of long-term debt, net of discount	29,977	-	-	29,977
Long-term debt, net of current portion and discount	216,550	-	-	216,550

Total liabilities measured at fair value	$7,389,118	$-	$-	$7,389,118

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.  Based on that evaluation, our principal executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of June 30, 2016, we had several convertible debentures and related accrued interest payable that were convertible into approximately 6,698,670,000 shares of our common stock.  Therefore, if all holders of convertible debentures elected to convert, we would be unable to honor such conversions and would thus be in default.  On March 3, 2016, the holders with the power to vote more than a majority of the outstanding common stock of the Company approved an amendment to the Company's Articles of Incorporation to effect an authorized share increase in our common stock from 500,000,000 shares to 2,000,000,000 shares of common stock.  The amendment became effective on April 8, 2016.  We will be required to increase the number of authorized shares of common stock in the event all convertible debt is converted into shares of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On April 15 and April 18, 2016, we received proceeds of $15,000 and $50,000, respectively, from an institutional investor pursuant to a convertible back end note (the "Back End Note") dated September 4, 2015.  The Back End Note matures in September 2017 and bears interest at 8% per annum.  The Back End Note is convertible into shares of the Company's common stock at a Conversion Price equal to 50% of the lowest closing bid price of the Company's common stock for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (subject to equitable adjustments for capital reorganization or other change, consolidation or merger).

On May 10, 2016, we issued a convertible debenture (the "Debenture") with a principal balance of $50,000 to an individual who is a related party. The Debenture matures in May 2017 and bears interest at 14% per annum.  The Debenture is convertible into shares of the Company's common stock at a Variable Conversion Price equal to 50% of the closing market price of the Company's common stock one day prior to the conversion date (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

During the three months ended June 30, 2016, we issued a total of 40,342,403 unregistered shares of our common stock to an institutional lender in the conversion of debenture principal of $29,289 and accrued interest payable of $1,740.

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

As indicated in Notes 5 and 7 to our condensed consolidated financial statements, several of our convertible debentures and notes payable are delinquent as of June 30, 2016.  We believe we have good relationships with most debenture holders, and continue to have discussions with them regarding the extension of maturity dates or settlement of amounts due.  Several of the convertible debentures and notes have default interest rates that apply when the debentures are delinquent, and we have accrued default interest where applicable.  In addition, we have been unable to complete certain conversions of convertible debentures during the year ended December 31, 2015, pending the increase in the number of authorized shares of our common stock, and have accrued applicable penalties as of June 30, 2016.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Form of Convertible Debenture (incorporated by reference to Exhibit 10.7 to our Form 10-K filed on April 14, 2014).

10.2	Form of Convertible Back End Note*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance**
101.SCH	XBRL Schema**
101.CAL	XBRL Calculations**
101.DEF	XBRL Definitions**
101.LAB	XBRL Label**
101.PRE	XBRL Presentation**

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
ONE WORLD HOLDINGS, INC.

Date: August 19, 2016	By:	/s/ Corinda Joanne Melton
Name: Corinda Joanne Melton
Title: President and Chief Executive Officer

Date: August 19, 2016	By:	/s/ Dennis P. Gauger
Name: Dennis P. Gauger
Title: Chief Financial Officer